Form 10-K405
period 1999-12-31
UNITED BANCSHARES INC/OH
filed 2000-03-30
CIK 1087456

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 1999

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Transition period from ___________________________ to __________________________

Commission file Number 000-29283

United Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1516518
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
100 S. High Street Columbus Grove, Ohio	45830-1241
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code (419) 659-2141

Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange on
Title of each class	which registered
None	None

Securities registered pursuant to 12(g) of the Exchange Act:

Common stock, No Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405) of this chapter is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The issuer's common shares are not traded on any securities exchange and are not quoted by a national quotation service. Management is aware of a sale of the issuer's shares for $13.00 per share on March 1, 2000. Based upon such price, the aggregate market value of the issuer's shares held by nonaffiliates was $24,048,011.

As of March 1, 2000, 2,238,363 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Parts I, II and IV. Portions of the Registrant's Registration Statement on Form S-4, Registration No. 333-86453 are incorporated by reference in Part IV.

PART I

Item 1. Business

Forward Looking Statements

Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, and other risks. Actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent management's judgment as of the current date. The Corporation disclaims, however, any intent or obligation to update such forward-looking statements.

General

United Bancshares, Inc., an Ohio corporation (the "Corporation"), is a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.

Through its subsidiaries, The Union Bank Company, Columbus Grove, Ohio, and The Bank of Leipsic Company, Leipsic, Ohio, the Corporation is engaged in the business of commercial banking.

General Description of Holding Company Subsidiaries and Recent Acquisition

The Union Bank Company is an Ohio state-chartered bank. The main office of The Union Bank Company is located in Columbus Grove, Ohio. The Union Bank Company presently operates two branch offices in Putnam County, Ohio (one in the village of Kalida, and one in the village of Ottawa) and two branch offices in Allen County, Ohio (both in the city of Lima). At December 31, 1999, The Union Bank Company had 62 full-time equivalent employees.

On January 31, 2000, the Corporation consummated the acquisition of The Bank of Leipsic Company ("Bank of Leipsic") and now operates the Bank of Leipsic as a second wholly-owned subsidiary. The Bank of Leipsic Company is also an Ohio state-chartered bank with its main office located in Leipsic, Ohio and one branch office, also located in Leipsic. Both offices are located in Putnam County, Ohio. At December 31, 1999, the Bank of Leipsic had (16) full-time employees.

The Union Bank Company and Bank of Leipsic each offer a full range of commercial banking services, including checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit, automatic teller machines; commercial, consumer, agricultural, residential mortgage loans and home equity loans; credit card services; safe deposit box rentals; and other personalized banking services.

As part of the acquisition of Bank of Leipsic, the Corporation filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (the "SEC"). This registration statement also served the purpose of registering the Corporation as a Securities Exchange Act of 1934 (the "1934 Act") reporting company. Following the acquisition of Bank of Leipsic, which was acquired with Corporation common stock, the Corporation now has over 500 shareholders and, under the 1934 Act, is required to become a reporting company. The Corporation filed a Form 8-A with SEC on February 1, 2000 to register as a 1934 Act reporting company.

Competition

The Union Bank Company and Bank of Leipsic experience significant competition in attracting loan and deposit customers. Competition in lending activities comes principally from other commercial banks, savings associations, governmental agencies and credit unions. The primary factors in competing for loans are interest rates charged, levels of service provided, and structure of terms.

Competition for deposits comes from other commercial banks, savings associations, money market funds, credit unions, insurance companies, and securities brokerage firms. The primary factors in competing for deposits are interest rates paid, account liquidity and convenience of office location.

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting the Corporation and its subsidiaries. The summary is qualified in its entirety by reference to such statutes and regulations.

The Corporation is a bank holding company under the Bank Holding Company Act of 1956, as amended, which restricts the activities of the Corporation and the acquisition by the Corporation of voting shares or assets of any bank, savings association or other company. The Corporation is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans or extensions of credit to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the bank holding company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the bank holding company and other subsidiaries. Bank holding companies are prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.

As Ohio state-chartered banks, The Union Bank Company and Bank of Leipsic are supervised and regulated by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The deposits of The Union Bank Company and Bank of Leipsic are insured by the FDIC and the banks are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company can be liable to reimburse the FDIC, if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the institution's capital shortfall, as discussed below.

Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of the banks including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least 4.0% is to be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including having the highest regulatory rating. The minimum leverage ratio is 1%-2% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. State non-member bank subsidiaries, such as The Union Bank Company and Bank of Leipsic, are subject to similar capital requirements adopted by the FDIC.

The Corporation and its subsidiaries currently satisfy all capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

The federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks. Under these regulations, institutions which become undercapitalized become subject to mandatory regulatory scrutiny and limitations, which increase as capital decreases. Such institutions are also required to file capital plans with their primary federal regulator, and their holding companies must guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes undercapitalized.

The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects the Corporation to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends for shareholders of the Corporation. The Union Bank Company and Bank of Leipsic may not pay dividends to the Corporation if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Union Bank Company and Bank of Leipsic must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net income and the retained net income for the preceding two years, less required transfers to surplus. Payment of dividends by a bank subsidiary may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Corporation's ability to pay dividends on its outstanding common shares.

Deposit Insuance Assessments and Recent Legislation

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). The Union Bank Company and the Bank of Leipsic are members of BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both BIF and SAIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

Monetary Policy and Economic Conditions

The commercial banking business is affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These policies and regulations significantly affect the overall growth and distribution of bank loans, investments and deposits, and the interest rates charged on loans as well as the interest rates paid on deposits and accounts.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money market and the activities of monetary and fiscal authorities, no definitive predictions can be made as to future changes in interest rates, credit availability or deposit level.

Statistical Financial Information Regarding the Corporation

The following schedules and table analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the

Consolidated Financial Statements of the Corporation and its subsidiaries.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS'

EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL

A. The following are the average balance sheets for the years ended December 31:

ASSETS	1999	1998	1997

Interest-earning assets
Securities available for sale (1)
Taxable	$ 13,096,184	$ 14,521,693	$ 19,501,633
Non-taxable	14,059,829	14,859,936	6,848,088
Federal funds sold	889,833	1,094,534	683,148
Loans, net of unearned
income (2)	120,724,595 -----------------	94,389,237 ----------------	81,894,987 -----------------
Total interest-earning
assets	148,770,441	124,865,400	108,927,856
Allowance for loan losses	(1,185,894)	(1,159,310)	(1,015,384)

Noninterest-earning assets
Cash and due from banks	3,118,291	2,542,247	2,071,336
Premises and equipment, net	3,662,856	3,263,291	1,977,920
Accrued interest receivable and
other assets	3,426,506 ---------------	3,734,864 ----------------	2,435,108 ---------------
	$ 157,792,200 ==========	$ 133,246,492 ==========	$ 114,396,836 ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing
demand deposits	$ 32,843,385	$ 30,243,411	$ 29,778,863
Time deposits	97,509,690	80,068,040	65,449,452
Federal funds purchased	548,942	496,213	305,581
Advances from Federal Home
Home Loan Bank (FHLB)	6,024,192 ---------------	3,499,271 --------------	3,883,232 ---------------
Total interest-bearing
liabilities	136,926,209	114,306,935	99,417,128
Noninterest-bearing liabilities
Demand deposits	9,992,949	9,061,216	6,890,966
Accrued interest payable and
other liabilities	760,342 ---------------	339,139 ---------------	536,168 --------------
	147,679,500	123,707,290	106,844,262
Shareholders' equity (3)	10,112,700 ---------------	9,539,202 ----------------	7,552,574 ---------------
	$ 157,792,200 ==========	$ 133,246,492 ===========	$ 114,396,836 ===========

(1) Securities available for sale are carried at fair value. The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2) Loan balances include principal balances of nonaccrual loans.

(3) Shareholders' equity is shown net of average net unrealized appreciation (depreciation) on securities available for sale, net of tax.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

B. The following tables set forth, for the years indicated, the condensed average balances of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.

	1999
	Average		Average
	Balance	Interest	Rate
INTEREST-EARNING ASSETS
Securities (1)
Taxable	$ 13,096,184	$ 882,103	6.74%
Non-taxable (2)	14,059,829	1,074,130	7.64%
Federal funds sold	889,833	42,066	4.73%
Loans, net of unearned
income (4)	120,724,595 ----------------	10,225,434 -----------------	8.47% ---------
Total earning assets	148,770,441 ----------------	12,223,733 -----------------	8.22% ---------

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-
bearing demand
deposits	32,843,385	836,689	2.55%
Time Deposits	97,509,690	5,007,690	5.14%
Federal funds purchased	548,942	28,813	5.25%
Advances from FHLB	6,024,192 ----------------	341,049 ---------------	5.66% ----------
Total interest-bearing
liabilities	$ 136,926,209 ----------------	6,214,241 ----------------	4.54% ---------

Net interest income		$ 6,009,492 ===========
Net interest income as a percent of
of average interest-earning assets			4.04% =======

(1) Securities balances represent daily average balances for the amortized cost of securities. The average rate is calculated based on the amortized cost of securities.

(2) Computed on tax equivalent basis for non-taxable secretes (34% statutory tax rate in 1999)

(3) Loan balances include principal balances of nonaccrual loans.

(4) Interest income on loans includes fees on loans of $262,014 in 1999.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	1998
	Average		Average
	Balance	Interest	Rate
INTEREST-EARNING ASSETS
Securities (1)
Taxable	$ 14,521,693	$ 1,016,832	7.00%
Non-taxable (2)	14,859,936	1,155,564	7.78%
Federal funds sold	1,094,534	58,599	5.35%
Loans, net of unearned
income (4)	94,389,237	8,567,145	9.08%
Total earning assets	124,865,400	10,798,140	8.65%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-
bearing demand
deposits	30,243,411	842,063	2.78%
Time Deposits	80,068,040	4,474,785	5.59%
Federal funds purchased	496,213	25,009	5.04%
Advances from FHLB	3,499,271	214,851	6.14%
Total interest-bearing
liabilities	$ 114,306,935	5,556,708	4.86%

Net interest income (2)		$ 5,241,432 ==========
Net interest income as a percent of
of average interest-earning assets			4.20%

(1) Securities balances represent daily average balances for the amortized cost of securities. The average rate is calculated based on the amortized cost of securities.

(2) Computed on tax equivalent basis for non-taxable secretes (34%

statutory tax rate in 1998).

(3) Loan balances include principal balances of nonaccrual loans.

(4) Interest income on loans includes fees on loans of $286,028 in 1998.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	1997
	Average		Average
	Balance	Interest	Rate
INTEREST-EARNING ASSETS
Securities (1)
Taxable	$ 19,501,633	$ 1,420,770	7.29%
Non-taxable (2)	6,848,088	550,261	8.04%
Federal funds sold	683,148	37,251	5.45%
Loans, net of unearned
income (4)	81,894,987 ---------------	7,457,127 --------------	9.11% -------------
Total earning assets	108,927,856 ----------------	9,465,409 ----------------	8.69% -------------

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-
bearing demand
deposits	29,778,863	870,614	2.92%
Time Deposits	65,449,452	3,753,390	5.73%
Federal funds purchased	305,581	15,634	5.12%
Advances from FHLB	3,883,232 --------------	240,624 -------------	6.20% ------------
Total interest-bearing
liabilities	$ 99,417,128 ------------------	4,880,262 --------------	4.91% -----------

Net interest income (2)		$ 4,585,147 ===========
Net interest income as a percent of
of average interest-earning assets			4.21% ========

(1) Securities balances represent daily average balances for the amortized cost of securities. The average rate is calculated based on the amortized cost of securities.

(2) Computed on tax equivalent basis for non-taxable secretes (34%statutory tax rate in 1997).

(3) Loan balances include principal balances of nonaccrual loans.

(4) Interest income on loans includes fees on loans of $240,861 in 1997.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

C. The following tables set forth the effect of volume and rate changes on interest income and expenses for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

Volume Variance - change in volume multiplied by the previous year's rate. Rate Variance - change in rate multiplied by the previous year's volume.

Rate/Volume Variance - change in volume multiplied by the change in rate.

This variance was allocated to volume variances and rate variances in proportion to the relationship of the absolute dollar amount of the change in each.

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.

	Total
	Variance	Variance Attributable To
	1999/1998	Volume	Rate
INTEREST INCOME
Securities -
Taxable	$ (134,729)	$ (97,078)	$ (37,651)
Non-taxable	(81,434)	(61,395)	(20,039)
Federal funds sold	(16,533)	(10,170)	(6,363)
Loans, net of unearned income	1,658,289 --------------	2,180,347 --------------	(522,058) -------------
	1,425,593 ---------------	2,011,704 -------------	(586,111) ------------

INTEREST EXPENSE
Deposits -
Savings and interest-
bearing demand
deposits	(5,374)	(494,628)	489,254
Time deposits	532,905	848,869	(315,964)
Federal funds purchased	3,804	2,737	(1,067)
Advances from FHLB	126,198 -----------	141,481 -----------	(15,283) -----------
	657,533 -----------	498,459 ----------	156,940 -----------

NET INTEREST INCOME	$ 768,060 ===========	$ 1,513,245 ===========	$ (743,051) ===========

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	Total
	Variance	Variance Attributable To
	1998/1997	Volume	Rate
INTEREST INCOME
Securities -
Taxable	$ (403,938)	$ (350,567)	$ (53,371)
Non-taxable	605,303	622,444	(17,140)
Federal funds sold	21,348	22,012	(664)
Loans, net of unearned income	1,110,018 -------------	1,133,949 --------------	(23,931) --------------
	1,332,731 -------------	1,427,838 --------------	(95,106) --------------
INTEREST EXPENSE
Deposits -
Savings and interest-
bearing demand
deposits	(28,551)	13,866	(42,417)
Time deposits	721,395	814,245	(92,850)
Federal funds purchased	9,375	9,604	(229)
Advances from FHLB	(25,773) -------------	(23,593) ------------	(2,180) -------------
	676,446 -------------	814,122 -----------	(137,676) -------------

NET INTEREST INCOME	$ 656,285 ===========	$ 613,716 ===========	$ 42,570 ===========

II. INVESTMENT PORTFOLIO

A. The book value of securities available for sale as of December 31 are summarized as follows:

	1999	1998	1997
U. S. Treasury and U. S. Government
agency securities	$ 2,200,609	$ 3,156,526	$ 5,384,712
Obligations of states and political
subdivisions	14,683,784	19,896,037	10,526,579
Mortgage-backed securities	7,863,965	10,156,829	9,570,970
Marketable equity securities	1,242,433 ----------------	1,301,037 --------------	1,734,830 --------------
	$ 25,990,791 ==========	$ 34,510,429 ==========	$ 27,217,091 ==========

B. The maturity distribution and weighted average yield of securities available for sale at December 31, 1999 are as follows:

Maturing
		After One Year	After Five Years
	Within	But Within	But Within	After
	One Year	Five Years	Ten Years	Ten Years
U. S. Treasury and
U. S. Government
agency securities	$ -	$ 1,493,210	$ 241,604	$ 465,794
Obligations of states
and political
subdivisions (1)	-	543,780	748,966	13,391,038
Mortgage-backed
securities (2)	133,278	2,925,901	3,766,865	1,037,921
Marketable equity
securities	- --------------	- --------------	- ----------------	1,242,434 ---------------
	$ 133,278 ==========	$ 4,962,891 ==========	$ 4,757,435 ==========	$ 16,137,187 ==========

Weighted average yield	7.48% ========	6.62% ========	6.92% =======	7.92% ========

(1) Yields are not presented on a tax-equivalent basis.

(2) Maturity based upon estimated weighted-average life.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U. S. Government, there were no securities of any one issuer which exceeded 10% of the shareholders' equity of the Corporation at December 31, 1999.

III. LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

1999	1998	1997	1996	1995
Commercial and agricultural -
$ 63,864,857	$ 49,303,580	$ 38,759,000	$ 30,382,000	$ 24,836,000
Real estate mortgage -
50,132,861	44,418,051	32,609,000	29,519,000	19,851,000
Consumer loans to individuals -
14,920,807 --------------	14,773,611 --------------	15,098,593 --------------	14,643,033 --------------	7,907,935 -------------
$ 128,918,525 ===========	$ 108,495,242 ===========	$ 86,466,593 ===========	$ 74,544,033 ==========	$ 52,594,935 ==========

CONCENTRATIONS OF CREDIT RISK - The Corporation's subsidiary grants commercial, real estate and installment loans to customers mainly in northwestern Ohio. Commercial loans include loans collateralized by business assets and agricultural loans collateralized by crops and farm equipment. As of December 31, 1999, commercial and agricultural loans make up approximately 49% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses. As of December 31, 1999, residential first mortgage loans make up approximately 39% of the loan portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 1999, consumer loans to individuals make up approximately 12% of the loan portfolio and are primarily collateralized by consumer assets.

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 1999 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

Commercial
and
Maturing	Agricultural
Within one year	$ 15,744,029
After one year but within five years	44,408,380
After five years	3,712,448
$ 63,864,857

Commercial and Agricultural

Interest Sensitivity
	Fixed	Variable
	Rate	Rate	Total
Due after one year but
within five years	$ 6,205,951	$ 38,202,429	$ 44,408,380
Due after five years	3,281,368 --------------	431,080 -------------	3,712,448 -------------
	$ 9,487,319 ==========	$ 38,633,509 ==========	$ 48,120,828 =========

C. Risk Elements

1. Nonaccrual, Past Due, Restructured and Impaired Loans -

The following table summarizes nonaccrual, past due, restructured and impaired loans at December 31:

1999	1998	1997	1996	1995
( a) Loans accounted for on a nonaccrual basis -
$ 348,000	$ 539,000	$ 55,000	$ 201,000	$ 52,000
( b) Accruing loans which are contractually past due 90 days or more as to interest or principal payments -
898,000	305,000	739,000	1,015,000	89,000
( c) Loans not included in (a) or (b) which are "Troubled Debt Restructurings" as defined by Statements of Financial Accounting Standards No. 15 -
-	-	-	-	-
( d) Other loans defined as "impaired" -
- --------------	- --------------	- ---------------	- -------------	- --------------
$ 1,246,000 ===========	$ 844,000 ===========	$ 794,000 ===========	$ 1,216,000 ===========	$ 141,000 ==========

Management believes the allowance for loan losses at December 31, 1999 is adequate to absorb any losses on nonperforming loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

1999
(in thousands)
Gross interest income that would have been recorded in 1999 on nonaccrual loans outstanding at December 31, 1999 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held
for part of the period	$ 25,201

Interest income actually recorded on nonaccrual loans and
included in net income for the period	(12,352) --------------

Interest income not recognized during the period	$ 12,849 =========

1. Discussion of the Nonaccrual Policy The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. While loans which are past due 90 days or more as to interest or principal payments are considered for nonaccrual status, management may elect to continue the accrual of interest when the estimated net realizable value of collateral, in management's judgment, is sufficient to cover the principal balance and accrued interest. These policies apply to both commercial and consumer loans.

2. Potential Problem Loans As of December 31, 1999, in addition to the $1,246,000 of loans reported under Item III, C.1., there are approximately $5,435,875 in other outstanding loans where known information causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III, C.1., at some future date. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above. To the extent that such loans are not included in the $5,435,875 potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

3. Foreign Outstandings

None

4. Loan Concentrations At December 31, 1999, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated approximately $21,871,499. At December 31, 1999, there were no agricultural loans which were accounted for on a nonaccrual basis; and there are no accruing agriculture loans which are contractually past due ninety days or more as to interest or principal payments.

D. Other Interest-Bearing Assets Other than $150,779 in foreclosed real estate, there are no other interest-bearing assets as of December 31, 1999 which would be required to be disclosed under Item III, C.1 or 2 if such assets were loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	1999	1998	1997
LOANS
Loans outstanding at end
of period (1)	$ 128,918,525 ==========	$ 108,495,242 ===========	$ 86,578,577 ===========
Average loans outstanding
during period (1)	$ 120,724,595 ===========	$ 94,389,237 ===========	$ 81,894,987 ===========
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$ 1,198,103	$ 1,107,522	$ 995,539
Loans charged off -
Commercial and agricultural	(81,000)	(40,000)	(94,000)
Real estate mortgage	(65,000)	-	-
Consumer loans to
individuals	(185,938) -------------	(134,419) --------------	(175,017) -------------
	(331,938) ------------	(174,419) ------------	(269,017) ------------
Recoveries of loans previously
charged off -
Commercial and agricultural	15,000	31,000	220,000
Real estate mortgage	2,000	-	-
Consumer loans to
individuals	40,000 ---------------	54,000 -------------	31,000 -------------
	57,000 ---------------	85,000 -------------	251,000 -------------
Net loans charged off	(274,938)	(89,419)	(18,017)
Provision for loan losses	283,850 --------------	180,000 ------------	130,000 ------------

Balance at end of period	$ 1,207,015 ==========	$ 1,198,103 ==========	$ 1,107,522 ===========

Ratio of net charge-offs during
the period to average loans
outstanding during the period	0.23% ======	0.09% ======	0.02% ======

IV. SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

	1996	1995
LOANS
Loans outstanding at end
of period (1)	$ 74,544,033 =========	$ 52,594,935 =========
Average loans outstanding
during period (1)	$ 62,620,000 =========	$ 48,048,000 =========
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$ 755,773	$ 791,971
Loans charged off -
Commercial and agricultural	(648,000)	(29,000)
Real estate mortgage	-	-
Consumer loans to
individuals	(97,235) -------------	(53,198) -------------
	(745,235) -------------	(82,198) -------------
Recoveries of loans previously
charged off -
Commercial and agricultural	41,000	18,000
Real estate mortgage	-	-
Consumer loans to
individuals	31,000 -------------	8,000 -------------
	72,000 -------------	26,000 -------------
Net loans charged off	(673,235)	(56,198)
Provision for loan losses	913,000 -------------	20,000 -------------

Balance at end of period	$ 995,538 =========	$ 755,773 =========

Ratio of net charge-offs during
the period to average loans
outstanding during the period	1.08% ======	0.12% ======

(1) Net of unearned income

IV. SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

The allowance for loan losses balance and the provision for loan losses are judgmentally determined by management based upon periodic reviews of the loan portfolio. In addition, management considered the level of charge-offs on loans as well as the fluctuations of charge-offs and recoveries on loans including the factors which caused these changes. Estimating the risk of loans and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral value and other factors and estimates which are subject to change over time. The increase in loans charged-off in 1996 as compared to the other periods presented is due largely to the charge-off of a particular credit.

IV. SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
		Percentage		Percentage
		of Loans in		of Loans in
		Each Category		Each Category
	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans
	December 31, 1999		December 31, 1998
Commercial and
agricultural	$ 434,558	49.5%	$ 431,349	45.4%
Residential first
mortgages	68,997	38.9%	68,488	40.9%
Consumer loans to
individuals	118,174	11.6%	117,301	13.6%
Unallocated	585,286 -------------	N/A -------------	580,965 -------------	N/A -------------
	$ 1,207,015 ========	100.0% ========	$ 1,198,103 ========	100.0% ========

	December 31, 1997		December 31, 1996
Commercial and
agricultural	$ 398,738	44.8%	$ 358,421	40.8%
Residential first
mortgages	63,310	37.7%	56,908	39.6%
Consumer loans to
individuals	108,433	17.5%	97,469	19.6%
Unallocated	537,041 -------------	N/A -------------	482,740 -------------	N/A -------------
	$ 1,107,522 ========	100.0% ========	$ 995,538 ========	100.0% ========

	December 31, 1995
Commercial and
agricultural	$ 272,099	47.2%
Residential first
mortgages	43,203	37.7%
Consumer loans to
individuals	73,995	15.0%
Unallocated	366,477 -------------	N/A -------------
	$ 755,774 ========	100.0% ========

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V. DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	1999		1998
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Savings and interest-
bearing demand
deposits	$ 32,843,385	2.55%	$ 30,243,411	2.78%
Time deposits	97,509,690	5.14%	80,068,040	5.59%
Demand deposits
(noninterest bearing)	9,992,949 ---------------	-	9,061,216 --------------	-
	$ 140,346,024 ===========		$ 119,372,667 ===========

	1997
	Average	Average
	Amount	Rate
Savings and interest-
bearing demand
deposits	$ 29,778,863	2.92%
Time deposits	65,449,452	5.73%
Demand deposits
(noninterest bearing)	6,890,966 ----------------	-
	$ 102,119,281 ===========

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1999 are summarized as follows:

Amount
Three months or less	$ 4,827,000
Over three months and through six months	2,335,000
Over six months and through twelve months	2,273,000
Over twelve months	980,000 -------------
$ 10,415,000 ========

VI. RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and average total assets and certain other ratios are as follows:

	1999	1998	1997
Average total assets	$ 157,792,200 ==========	$ 133,246,492 ==========	$ 114,396,836 ==========
Average shareholders' equity (1)	$ 10,112,700 ==========	$ 9,539,202 ==========	$ 7,552,574 ==========
Net income	$ 1,336,235 ==========	$ 1,319,567 ==========	$ 1,380,476 ==========
Cash dividends declared	$ 393,341 ==========	$ - ==========	$ - ==========

Return on average total assets	0.85% ======	0.99% ======	1.21% ======
Return on average
shareholders' equity	13.21% ======	13.83% ======	18.28% ======
Dividend payout percentage (2)	29.44% ======	0.00% ======	0.00% ======
Average shareholders' equity (1)
to average total assets	6.41% ======	7.16% ======	6.60% ======

(1) Net of average unrealized appreciation or depreciation on securities available for sale.

(2) Dividends declared divided by net income.

VII. SHORT-TERM BORROWINGS

The Corporation had borrowings from the Federal Home Loan Bank for which the average balance outstanding during the reported periods was greater than 30 percent or more of shareholders' equity at the end of the reported periods. These borrowings are discussed in Note J of United Bancshares' Annual Report to Shareholders for 1999 ("Annual Report"), which is included herein as Exhibit 1.

Effect of Environmental Regulation

Compliance with federal, state and local provision regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Corporation and its subsidiary. The Corporation believes that the nature of the operations of its subsidiary has little, if any, environmental impact. The Corporation, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future. The Corporation's subsidiary may be required to make capital expenditures for environmental control facilities related to properties which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable.

Item 2. Properties

The following is a listing and brief description of the properties owned by The

Union Bank Company and used in its business:

1. Its main office is a two-story brick building located at 100 South High Street, Columbus Grove, Ohio. The building was constructed in approximately 1900 and contains approximately 7,870 square feet.

2. A full service branch office is located at 110 East North Street, Kalida, Ohio. The building was constructed in 1994 and contains approximate 2,540 square feet.

3. A full service branch office is located at 245 West Main Street, Ottawa, Ohio. The building was constructed in 1991 and contains approximately 2,400 square feet.

4. A full service branch office is located at 3211 Elida Road, Lima, Ohio. The building was constructed in 1994 and contains approximately 4,000 square feet.

5. A full service branch office is located at 1410 Bellefontaine Avenue, Lima, Ohio. The building was constructed in 1998 and contains approximately 4,200 square feet.

6. A drive-thru facility is located at 200 East Sycamore Street, Columbus Grove, Ohio. The building was constructed in 1973 and contains approximately 480 square feet.

7. A building located at 120 South High Street, Columbus Grove, Ohio was purchased in December 1999. The building had been constructed in approximately 1930. It is a two-story building and contains approximately 3,900 square feet. The intention is to renovate this facility and operate it as an operations center.

The following is a listing and brief description of the properties owned by Bank of

Leipsic and used in its business:

1. Its main office is located at 142 East Main Street, Leipsic, Ohio

2. A drive-thru facility is located at 326 South Belmore Street, Leipsic, Ohio

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Corporation or its subsidiaries is a party to or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiaries are a party incidental to its banking business. None of such proceedings are considered by the Corporation to be material.

Item 4. Submission of Matters to a Vote of Security Holders

During December 1999, shareholders of both The Corporation and Bank of Leipsic voted to approve a merger whereby Bank of Leipsic would become a wholly-owned subsidiary of the Corporation. Upon receiving required regulatory approval, the merger was consummated January 31, 2000. Former shareholders of Bank of Leipsic received 54.25 shares of the Corporation's stock in exchange for each share previously owned.

Further information relating to this transaction is reflected in Note P of the Annual Report to Shareholders for 1999 ("Annual Report"), which is included herein as Exhibit 13.

Executive Officers of the Registrant (subsequent to acquisition of Bank of Leipsic)

Subsequent to the acquisition of Bank of Leipsic, the following table lists the names and ages of the executive officers of the Corporation and its subsidiaries as of March 1, 2000, the positions presently held by each such executive officer and the business experience of each such executive officer during the past five years. Unless otherwise indicated, each person has held his principal occupation(s) for more than five years. All executive officers serve at the pleasure of the Board of Directors of the Corporation.

		Position(s) Held with the Corporation and
Name	Age	its Subsidiary and Principal Occupation(s)
James N. Reynolds	62	Chairman of the Board of Directors of the
		Corporation; Chairman of the Board of Directors
		of Bank of Leipsic.

E. Eugene Lehman	58	President and Chief Executive Officer of the Corporation; Director of the Corporation; Chairman of the Board of Directors of The Union Bank Company; Chief Executive Officer of The Union Bank Company since July, 1998.

Carl L. McCrate	75	Secretary-Treasurer of the Corporation; Director
		of the Corporation; Retired Owner of Hardware
		Store.

Daniel W. Schutt	52	Director of the Corporation; Director of The Union
		Bank Company; President of The Union Bank Company; President and Chief Executive Officer of Antwerp Exchange Bank from 1984 to 1998.

Larry D. Place	53	President and Chief Executive Officer of Bank
		of Leipsic.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholders' Matters

There is currently no established trading market for the Corporation's common stock. Because the Corporation is not public, the stock often trades without the Corporation having knowledge of the trade. The Corporation knows that there were trades in its stock during 1998 and 1999 of which it was not aware. The trades that it is aware of from the market makers in the Corporation's stock are those outlined. The prices given are interdealer without retail markups, markdowns or commissions. All numbers on the following tables are adjusted to give effect to the four-for-one stock split of June 1, 1998.

			Dividend
1998	High	Low	Per Share
First Quarter	$ 10.25	$ 9.50	$ -
Second Quarter	11.50	10.32	-
Third Quarter	13.00	11.50	-
Fourth Quarter	14.75	14.00	-
1999
First Quarter	$ 16.50	$ 16.25	$ -
Second Quarter	19.00	17.38	0.11
Third Quarter	19.00	17.25	0.11
Fourth Quarter	17.25	16.25	0.11

Subsequent to the acquisition of Bank of Leipsic and related issuance of additional shares, there were 651 shareholders of record.

Item 6. Selected Financial Data

The information required herein is incorporated by reference from page 4 of United Bancshares' Annual Report to Shareholders for 1999 ("Annual Report"), which is included herein as Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from page 5 of United Bancshares' Annual Report to Shareholders for 1999 ("Annual Report"), which is included herein as Exhibit 13.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference from page 10 of United Bancshares' Annual Report to Shareholders for 1999 ("Annual Report"), which is included herein as Exhibit 13.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from page 13 of United Bancshares' Annual Report to Shareholders for 1999 ("Annual Report"), which is included herein as Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Following the acquisition of Bank of Leipsic, the directors and officers of the Corporation are as follows. Directors are elected to annual terms and officers serve at the pleasure of the Board of

Directors.

Directors -
Joe S. Edwards, Jr.	Investor/Attorney
Thomas J. Erhart	Retired/Insurance Agency
E. Eugene Lehman	Banking
Carl L. McCrate	Retired/Hardware Retailing
William R. Perry	Farmer
James N. Reynolds	Banking
H. Edward Rigel	Farmer
Daniel W. Schutt	Banking

Officers -
James N. Reynolds	Chairman
E. Eugene Lehman	President
Carl L. McCrate	Secretary-Treasurer

Item 11. Executive Compensation

The following table reflects the cash compensation paid by the Corporation and its subsidiary to the following individuals. No other officer's total compensation exceeded $100,000 for 1999.

Summary Compensation Table

				Other
Name and				Annual	Long Term
Principal				Compen-	Compen-	All Other
Position	Year	Salary	Bonus	sation	sation	Compensation
Chief Executive
Officer -	1999	$ 108,460	$15,000	$ -	$ -	32,484	(2)
E. Eugene	1998	84,896	10,500	-	-	25,415	(2)
Lehman	1997	92,690	20,402	-	-	26,083	(2)

President and
Chief Executive
Officer of The
Union Bank -	1999	97,653	5,500	8,467	(1) -	18,686	(3)
Daniel W.	1998	43,269	23,000	2,944	(1) -	9,612	(3)
Schutt	1997	(5) -	-	-	-	-

(1) The amount reflected as "Other Annual Compensation" for Mr. Schutt represents the value of personal use of a corporate automobile and, in 1999, the cost of an airline ticket for his spouse.

(2) Amounts included as "All Other Compensation for Mr. Lehman consist of a discretionary contribution to the 401(k) plan; a matching contribution to the 401(k) plan; and an accrual to the Corporation's supplemental employee retirement plan.

(3) Amounts included as "All Other Compensation for Mr. Schutt consist of a discretionary contribution to the 401(k) plan; a matching contribution to the 401(k) plan; and an accrual to the Corporation's supplemental employee retirement plan.

(4) Benefits classified as Other Annual Compensation that did not exceed the lesser of $50,000 or 10% of the named executive's annual salary and bonus are not reported.

(5) Mr. Schutt's employment with the Corporation began July 1, 1998.

Aggregated Option/SAR Exercises in 1999
and December 31, 1999 Option/SAR Value
	Shares		Number of Securities	Value of Unexercised
	Acquired		Underlying Unexercised	in-the-Money
	on	Value	Options/SAR's at	Options/SAR's at
Name	Exercise	Realized	December 31, 1999	December 31, 1999
E. Eugene
Lehman	-	-	32,853	$ 374,196
Daniel W.
Schutt	-	-	42,385	$ 230,998

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth those shareholders as of March 1, 2000 who owned more than five percent of the common stock of United Bancshares, Inc.:

Name of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership (1)	Class
Joe S. Edwards, Jr.	185,101	8.1%
Lima, Ohio
CEDE & Co.	166,906	7.3%
New York, New York

The following table sets forth, as of March 1, 2000, certain information concerning the beneficial ownership of common shares by each director of the Corporation and by each of the executive officers named in the Summary Compensation Table and by all current executive officers and directors of the Corporation as a group.

Name of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership (1)		Class
Joe S. Edwards, Jr.	185,101		8.1%
Thomas J. Erhart	40,957	(3)	1.8%
E. Eugene Lehman	14,747	(4)	(5)
Carl L. McCrate	12,873	(6)	(5)
William R. Perry	28,264		1.2%
James N. Reynolds	56,420	(7)	2.5%
H. Edward Rigel	15,190	(8)	(5)
Daniel W. Schutt	150		(5)
All current directors and
executive officers as a
group (9 persons)	388,516	(9)	17.0%

(1) Unless otherwise noted, the beneficial owner has sole voting and investment power with respect to all of the common shares reflected in the table.

(2) The percent of class is based upon 2,291,681 shares outstanding as of March 1, 2000. (3) Includes 13,575 shares held by the Thomas J. Erhart Trust as to which Mr. Erhart has sole voting and investment powers. Does not include 6,751 shares owned by Mr. Erhart's wife as to which she exercises sole voting and investment power.

(4) Does not include 132 shares owned by Mr. Lehman's wife as to which she exercises sole voting and investment power.

(5) Reflects ownership of less than 1% if the outstanding common shares of the Corporation.

6) Does not include 9,771 shares owned by Mr. McCrate's wife as to which she exercises sole voting and investment power.

(7) Includes 56,420 shares held by the James N. Reynolds Trust as to which Mr. Reynolds has sole voting and investment powers. Does not include 4,340 shares owned by a trust for Mr. Reynolds' wife for which she exercises sole voting and investment power.

(8) Includes 15,190 shares held by a trust for Mr. Rigel as to which Mr. Rigel shares joint voting and investment powers. Does not include 15,135 shares owned by a trust for Mr. Rigel's wife for which she exercises joint voting and investment power.

(9) Includes common shares jointly held by directors and executive officers and other persons. Also includes an aggregate of 18,268 shares allocated to the respective accounts of executive officers of the Corporation in the Employee Stock Ownership Plan ("KSOP"). Does not include common shares held by wives of directors and executive officers.

Item 13. Certain Relationships and Related Transactions

In the ordinary course of conducting its business, the Corporation, for itself or through its subsidiary, may engage in transactions with the directors, employees, and managers of the Corporation or of The Union Bank Company which may include, but not be limited to, loans. As required by and in compliance with Ohio banking law, all banking transactions with directors, employees or managers of the Corporation are conducted on the same basis and terms as would be provided to any other bank customer. No amounts of these related transactions exceeded $60,000 in 1999. In addition, each of these transactions was made on terms similar to those that could have been negotiated with an unaffiliated third party.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements -

The information required herein is incorporated by reference from the United Bancshares' Annual Report to Shareholders for 1999 ("Annual Report"), which is included herein as Exhibit 13.

2. Financial Statement Schedules - None

3. Exhibits Required by Item 601 Regulation S-K -

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Regulations (1)
10	Agreement and Plan of Reorganization dated April 20, 1999
by and between United Bancshares, Inc. and The Bank of Leipsic
Company (1)
13	Annual Report, pages 4 to 36
21	United Bancshares, Inc. Subsidiaries
23.1	Consent of Accountant
27	Financial Data Schedule

(1) Incorporated by reference to Registrant's Registration Statement on Form S-4; Registration No. 333-86453.

(b) Reports of Form 8-K -

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCSHARES, INC.

		By:	/s/ E. EUGENE LEHMAN
Date:	March 27, 2000	E. Eugene Lehman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date
/s/ JOE S. EDWARDS, JR.		Director	March 27, 2000
Joe S. Edwards, Jr.

/s/ THOMAS J. ERHART		Director	March 27, 2000
Thomas J. Erhart

/s/ E. EUGENE LEHMAN		President and Director	March 27, 2000
E. Eugene Lehman		(Principal Accounting and Financial Officer)

/s/ CARL L. MCCRATE		Director	March 27, 2000
Carl L. McCrate

/s/ WILLIAM R. PERRY		Director	March 27, 2000
William R. Perry

/s/ JAMES N. REYNOLDS		Chairman of the Board	March 27, 2000
James N. Reynolds		and Director

/s/ H. EDWARD RIGEL		Director	March 27, 2000
H. Edward Rigel

/s/ DANIEL W. SCHUTT		Director	March 27, 2000
Daniel W. Schutt

EXHIBIT 13

UNITED BANCSHARES, INC.

1999 ANNUAL REPORT

TABLE OF CONTENTS

President's Letter

Five Year Performance Summary

Management's Discussion and Analysis

Earnings Summary

Results of Operations

1999 Compared with 1998

1998 Compared with 1997

Liquidity

Asset Liability Management

Effects of Inflation

Quantitative and Qualitative Disclosures about Market Risk

Forward-Looking Statements

Acquisition of The Bank of Leipsic

Independent Auditors' Report

Consolidated Balance Sheets

Consolidated Statements of -

Income

Stockholders' Equity

Cash Flows

Notes to Consolidated Financial Statements

United Bancshares, Inc. (Parent Only)

Balance Sheet

Statements of

Income

Stockholders' Equity

Cash Flows

Directors

Officers

United Bancshares, Inc.

100 South High Street

Columbus Grove, Ohio 45830

www.theubank.com

419/659-2141

Fellow Stockholders:

In 1999 United Bancshares enjoyed a 16.4% increase in Net Interest Income, a 23.3% increase in Noninterest Income, a 9.4% increase in Total Assets, and an 18.8% increase in Loans. The Y2K prophecies did not materialize, in fact, the concern about technology glitches motivated most of our industry to increase our investment in people and equipment, thereby positioning ourselves for better utilization of technology in the future.

The acquisition of the Bank of Leipsic was not finalized until February 1, 2000, however, throughout 1999 preparation for the acquisition demanded both banks attention. The Union Bank continued to grow, reducing Total Risk-Based Capital to Risk-Weighted Assets to 9.1%. The regulatory "Adequately Capitalized" minimum is 8.0%. With the acquisition completed equity capital will be reallocated to support growth, pushing Union Bank's Total Risk Weighted assets to equity above the 10% Well Capitalized minimum. All other capital ratios of both Union Bank and Bank of Leipsic are already in excess of the regulatory "Well Capitalized" minimums. Additionally, as both banks shrunk their Investment Securities portfolios and increased their Loans, Bank of Leipsic retained Investments with an average duration of 4.6 years while Union Bank retained longer Investment maturities but with comparatively higher after-tax yields. Combining the two similar sized portfolios will reduce the average duration of the portfolio. The acquisition, although dilutive in the short term, positions your company to take advantage of anticipated opportunities to grow value in the future. As McDonald Equity Research reported in their February 10, 2000 Industry Review: "1999 marked one of the worst years ever for bank stock investing." We are confident that the investment in Bank of Leipsic will allow us to grow earnings and stockholder value beyond our ability to do so without the acquisition.

Our strategic direction remains firm. To deliver optimum value, we must meet the expectations of our customers if we are to meet the expectations of our stockholders. We must both evolve continuously in our utilization of technology as well as expand the "brick and mortar" service options available to our customers. We cannot fail to grow our company if we remain committed to growing the value of our stockholders' investment. We will aggressively pursue stockholder value through increased efficiencies, internal growth, and acquisitions.

Sincerely,

E. Eugene Lehman

President

UNITED BANCSHARES, INC.
COLUMBUS GROVE, OHIO

FIVE YEAR PERFORMANCE SUMMARY

	1999	1998	1997	1996	1995
Income and Expense (000's)
Total Interest Income	$ 11,859	$ 10,405	$ 9,278	$ 7,807	$ 6,646
Net Interest Income	5,644	4,849	4,398	3,676	3,088
Net Securities Transactions	8	357	22	2	(1)
Noninterest Income	797	646	481	361	251
Noninterest Expense	4,468	4,050	3,039	2,687	2,360
Net Income	$ 1,336	$ 1,320	$ 1,380	$ 329	$ 770
Per Common Share Data
Net Income, Basic	$ 1.12	$ 1.14	$ 1.29	$ 0.32	$ 0.77
Net Income, Diluted	1.01	1.01	1.08	0.27	0.64
Book Value	$ 8.22	$ 8.78	$ 7.52	$ 6.54	$ 6.48
Balance Sheet (Year end balances - 000's)
Loans	$ 128,919	$ 108,495	$ 86,579	$ 74,592	$ 52,595
Deposits	141,278	130,963	107,829	94,803	81,284
Total Assets	$ 166,963	$ 152,659	$ 120,375	$ 105,484	$ 91,403
Operating Ratios
Return on Average Assets	0.85%	0.99%	1.21%	0.33%	0.90%
Return on Average Equity	13.21%	13.83%	18.28%	4.95%	12.74%
Net Interest Margin -
(fully taxable equivalent basis)	4.04%	4.19%	4.21%	4.21%	4.12%
Efficiency Ratio	65.64%	68.79%	59.98%	62.76%	65.98%
Credit Quality
Net Charge-Offs to Average Loans	0.23%	0.09%	0.02%	1.06%	0.12%
Ending Allowance to Loans	0.94%	1.11%	1.28%	1.34%	1.44%
Nonperforming Loans to Total Loans	0.27%	0.50%	0.06%	0.27%	0.10%
Loans Delinquent 90 Days or More
to Total Loans	0.70%	0.28%	0.85%	1.36%	0.17%
Common Stock
Average Shares Outstanding -
Basic	1,188,963	1,153,348	1,060,793	1,019,006	994,101
Diluted	1,322,879	1,298,124	1,266,790	1,235,607	1,205,412
Stock Bid Price at Year End	$ 16.25	$ 14.75	$ 9.13	$ 7.75	$ 6.00
Form 10-K
The Corporation will provide without charge to each shareholder, upon written request to United Bancshares, Inc., 100 S. High St., Columbus Grove, Ohio, 45830, Attention: Bonita J. Selhorst, a copy of the Corporation's Annual Report on Form 10-K, including the Financial Statements and Schedules thereto required to be filed with the Securities and Exchange Commission, for the Corporation's most recent fiscal year.

UNITED BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Of Financial Condition and Results of Operations

EARNINGS SUMMARY

Consolidated net income for United Bancshares, Inc. (the "Company") for 1999 was $1.34 million, compared with $1.32 million in 1998 and $1.38 million in 1997. Basic earnings per share were $1.12 in 1999, decrease of 1.8% from $1.14 in 1998. The 1998 basic earnings per share results represented a 11.6% decrease from $1.29 in 1997. Per share data has been adjusted to reflect the stock dividends paid in all three years as well as the four-for-one stock split declared in May 1998.

RESULTS OF OPERATIONS

1999 Compared With 1998

Net interest income for 1999 was $5.64 million, an increase of $.8 million (16.4%) over 1998. The increase was primarily due to a 27.9% increase in the average balance of total loans. The average yield on loans declined to 8.47% compared to 9.08% for 1998. The average rate on interest-bearing liabilities declined to 4.54% from 4.86% in 1998. The combination of these factors resulted in the net interest margin on earning assets declining from 4.19% in 1998 to 4.04% in 1999.

At December 31, 1999, total loans amounted to $128.9 million, an increase of 18.8% over the December 31, 1998 balance of $108.5 million. This increase was due to the Company's loan origination efforts and the increased presence in the Lima market.

The Company elects to sell in the secondary market a portion of the residential mortgage loans that it originates. These are primarily fixed rate loans and, typically, the servicing rights are retained. During 1999, gains of $58.3 thousand were recognized on such sales, a decrease of 66.0% over the 1998 amount of $171.5 thousand.

Securities available for sale totaled $26.0 million at December 31, 1999 which represented a decrease of $8.5 million (24.7%) from total securities of $34.5 million at December 31, 1998. As of December 31, 1999, all securities of the Company were designated available for sale. Available for sale securities represent those securities that the Company may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with net unrealized appreciation/(depreciation) included as a separate component of shareholders' equity, net of tax. At December 31, 1999, this resulted in $1.494 million as a net decrease in shareholders' equity.

Total deposits at December 31, 1999 were $141.3 million, an increase of $10.3 million (7.9%) over total deposits of $131.0 million at December 31, 1998. The increase is a result of cross-selling efforts with existing customers coupled with the increased expansion into the Lima market.

Other borrowings at December 31, 1999 were $14.9 million compared to $10.6 million at December 31, 1998. These borrowings were comprised of $14.6 million of FHLB advances and $0.3 million of other borrowings. The Company utilizes these alternative sources of funding to support its asset growth.

The allowance for loan losses at December 31, 1999 was $1.2 million (0.94% of total loans) compared to $1.2 million (1.10% of total loans) at December 31, 1998.

The provision for loan losses charged to operations was based on the amount of net losses incurred and management's estimation of future losses based on an evaluation of loan portfolio risk and current economic factors. The provision for loan losses was $284 thousand in 1999 compared to $180 thousand in 1998.

Total noninterest income decreased $198 thousand to $805 thousand in 1999 from $1.003 million in 1998. Net gain on sales of securities decreased $348 thousand to $8 thousand in 1999 as compared to $357 thousand in 1998. Net gains on sales of loans decreased $113 thousand to $58 thousand in 1999 as compared to $171 thousand in 1998. Service charges on deposit accounts increased $85 thousand to $423 thousand in 1999 as compared to $338 thousand in 1998.

Total noninterest expense increased $418 thousand (10.3%) to $4.47 million in 1999 from $4.05 million in 1998. Salaries and related costs increased $271 thousand (12.9%) to $2.4 million in 1999 from $2.1 million in 1998. This increase resulted from annual merit increases, a full year impacts of the 1998 additions to the executive area and technological support staff. Net occupancy costs, which includes buildings, equipment and furniture decreased $78 thousand (14.1%) to $474 thousand in 1999 from $552 thousand in 1998.

Income tax expense for 1999 was $349 thousand, an increase of $48 thousand (15.8%) from 1998. This increase resulted from an increase in income before income tax expense as well as a lesser investment in tax-exempt securities.

RESULTS OF OPERATIONS

1998 Compared With 1997

Net interest income for 1998 was $4.85 million, an increase of $.45 million (10.2%) over 1997. The increase was primarily due to a 15.3% increase in the average balance of total loans. The average yield on loans declined to 9.08% compared to 9.11% for 1997. The average rate on interest-bearing liabilities declined to 4.86% from 4.91% in 1997. The combination of these factors resulted in the net interest margin on earning assets declining only slightly, to 4.19% in 1998 from 4.21% in 1997.

At December 31, 1998, total loans amounted to $108.5 million, an increase of 25.3% over the December 31, 1997 balance of $86.6 million. This increase was due to the Company's loan origination efforts and the increased presence in the Lima market.

The Company elects to sell in the secondary market a portion of the residential mortgage loans that it originates. These are primarily fixed rate loans and, typically, the servicing rights are retained. During 1998, gains of $171.5 thousand were recognized on such sales, an increase of 90.9% over the 1997 amount of $89.8 thousand.

Securities available for sale totaled $34.4 million at December 31, 1998 which represented an increase of $7.3 million (26.8%) form total securities of $27.2 million at December 31, 1997. As of December 31, 1998, all securities of the Company were designated available for sale. Available for sale securities represent those securities that the Company may decide to sell if needed for liquidity, asset/liability management or other reasons. Such securities are reported at fair value with net unrealized appreciation/(depreciation) included as a separate component of shareholders' equity, net of tax. At December 31, 1998, this resulted in $304.0 thousand as a net increase in shareholders' equity.

Total deposits at December 31, 1998 were $131.0 million, an increase of $23.1 million (21.5%) over total deposits of $107.8 million at December 31, 1997. The increase is a result of cross-selling efforts with existing customers coupled with the increased expansion into the Lima market.

Other borrowings at December 31, 1998 were $10.6 million compared to $3.3 million at December 31, 1997. These borrowings were comprised of $8.4 million of FHLB advances and $2.2 million of federal funds purchased. The Company utilizes these alternative sources of funding to support its asset growth.

The allowance for loan losses at December 31, 1998 was $1.2 million (1.10% of total loans) compared to $1.1 million (1.28% of total loans) at December 31, 1997.

The provision for loan losses charged to operations was based on the amount of net losses incurred and management's estimation of future losses based on an evaluation of loan portfolio risk and current economic factors. The provision for loan losses was $180 thousand in 1998 compared to $130 thousand in 1997.

Total noninterst income increased $500 thousand to $1.003 million in 1998 from $503 thousand in 1997. Net gain on sales of securities increased $335 thousand to $357 thousand in 1998 as compared to $22 thousand in 1997. Net gains on sales of loans increased $82 thousand to $171 thousand in 1998 as compared to $89 thousand in 1997. Service charges on deposit accounts increased $67 thousand to $338 thousand in 1998 as compared to $271 thousand in 1997.

Total noninterest expenses increased $1.0 million (33.3%) to $4.0 million in 1998 from

$3.0 million in 1997. Salaries and related costs increased $510 thousand (32.1%) to $2.1 million in 1998 from $1.6 million in 1997. This increase resulted from annual merit increases, increased staffing needs caused by the addition expansion into the Lima market as well as additions to the executive area and technological support staff. Net occupancy costs, which includes buildings, equipment and furniture, increased $161 thousand (41.3%) to $552 thousand in 1998 from $391 thousand in 1997. This increase resulted from the additional expansion into the Lima market as well as upgrades to various computer-related equipment.

Income tax expense for 1998 was $302 thousand, a decrease of $49 thousand (14.1%) from 1997. This decrease resulted from a decrease in income before income tax expense as well as a greater investment in tax-exempt securities.

LIQUIDITY

Liquidity relates primarily to the Company's ability to fund loan demand, meet deposit customers' withdrawal requirements and provide for operating expenses. Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, securities available for sale and certain loans, which are sold from time to time. A large portion of the liquidity is provided by the ability to sell securities. Accordingly, the Company has designated the entire securities portfolio of $26.0 million at December 31, 1999 as available for sale.

Another source of liquidity is represented by the Company's residential mortgage portfolio. These loans can and have been readily used to collateralize borrowings.

The cash flow statements for the years presented provide an indication of the Company's sources and uses of cash as well as an indication of the ability of the Company to maintain an adequate level of liquidity. A discussion of the cash flow statements for 1999, 1998 and 1997 follows.

The Company generated cash from operating activities of $1.3 million in 1999, $1.2 million in 1998 and $1.4 million in 1997.

Net Cash flow from investing activities was $(14.0) million in 1999, $(30.8) million in 1998 and $(15.3) million in 1997. The primary reason for these cash flows was the net increase in loans, which was $20.4 million in 1999, $21.8 million in 1998, and $12.0 million in 1997.

Net cash flow from financing activities was $14.4 million in 1999, $30.6 million in 1998, and $13.0 million in 1997. The primary source for these cash flows was the net increase in deposits of $10.3 million in 1999, $23.1 million in 1998, and $13.0 million in 1997.

ASSET LIABILITY MANAGEMENT

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

The difference between a financial institution's interest rate sensitive assets (assets that will mature or reprice within a specific time period) and interest rate sensitive liabilities (liabilities that will mature or reprice within the same time period) is commonly referred to as its "interest rate sensitivity gap" or "gap". An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time interval is said to have a "positive gap", which generally means that when interest rates increase, an institution's net interest income will increase and when interest rates decrease, the institution's net interest income will decrease. An institution having more interest rate sensitive liabilities than interest rate sensitive assets within a given time interval is said to have a "negative gap", which generally means that when interest rates increase, the institution's net interest income will decrease and when interest rates decrease, the institution's net interest income will increase.

The following table sets forth the cumulative repricing distributions as of December 31, 1999 of the Company's interest-earning assets and interest-bearing liabilities, its interest rate sensitivity gap, cumulative interest rate sensitivity gap for such assets and liabilities, and cumulative interest rate sensitivity gap as a percentage of total interest-earning assets. This table indicates the time periods in which certain interest-earning assets and certain interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. Core deposits and loans with non-contractual maturities are included in the gap repricing distributions based upon historical patterns of balance attrition and pricing behavior. The gap repricing distributions also include principal cash flows from loans and mortgage backed securities in the time frames in which they are expected to be received. Mortgage prepayments are estimated by applying industry median projections of prepayment speeds to portfolio segments based on coupon range.

Total interest-earning assets exceeded interest-bearing liabilities by $10.3 million at December 31, 1999. This difference was funded through non-interest bearing liabilities and shareholders' equity. The table below is based on contractual maturities and repricing only and includes assumptions regarding early loan and security repayments. The table below shows that the total liabilities maturing or repricing with one year exceed assets maturing or repricing within one year by $82.6 million. However, repricing of certain categories of assets and liabilities is subject to competitive and other influences that are beyond the Company's control. Therefore, certain assets and liabilities indicated as maturing or repricing within a stated period may, in fact, mature or reprice in other periods or at different volumes.

	Maturity or Next Rate Adjustment Date
December 31, 1999	0 - 3 Months	3 - 12 Months	1 - 2 Years	Over 2 Years	Total
Rate Sensitive Assets
Loans Securities Totals	$21,356 1,324 ------------ $22,680 =======	$18,417 249 ------------ $18,666 =======	$16,199 2,198 ------------ $18,397 =======	$73,014 23,194 ------------ $96,208 =======	$128,986 26,965 ------------ $155,951 =======
Rate Sensitive Liabilities
Int-Bearing Deposits Borrowings Totals	$72,527 276 ------------ $72,803 =======	$43,1558,000 ------------ $51,155 =======	$10,714 6,000 ------------ $16,714 =======	$4,311 648 ------------ $4,959 =======	$130,707 14,924 ------------ $145,631 =======
Gap Cumulative Gap	$(50,123) (50,123)	$(32,489) (82,612)	$1,683 (80,929)	$91,249 10,320	$10,320
Cumulative Gap/
Rate Sensitive Assets	-221.00%	-199.81%	-135.46%	6.62%

EFFECTS OF INFLATION

The assets and liabilities of the Company are primarily monetary in nature and are more directly affected by the fluctuation in interest rates than inflation. Movement in interest rates is a result of the perceived changes in inflation as well as monetary and fiscal policies. Interest rates and inflation do not necessarily move with the same velocity or within the same period; therefore, a direct relationship to the inflation rate cannot be shown. The financial information presented in the Company's financial statements has been prepared in accordance with generally accepted accounting principles, which require that the Company measure financial position and operating results primarily in terms of historical dollars.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk to which the Company is exposed is interest rate risk. The primary business of the Company and the composition of its balance sheet consists of investments in interest-earning assets, which are funded by interest-bearing liabilities. These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk. None of the Company's financial instruments are held for trading purposes.

One method the Company uses to manage its interest rate risk is a rate sensitivity gap analysis, (see the discussion on "Asset -Liability Management.") The Company also monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interests rates. This analysis is performed by estimating the expected cash flows of the Company's financial instruments using interest rates in effect at year-end 1998. For the fair value estimates, the cash flows are then discounted to year-end to arrive at an estimated present value of the Company's financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimate using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. The Company applies these interest rate shocks to its financial instruments up and down 100 basis points.

The following table presents an analysis of the potential sensitivity of the Company's annual net interest income and present value of the Company's financial instruments to sudden and sustained 100 basis-point changes in market interest rates:

	Year-end	ALCO
	1999	Guidelines
One Year Net Interest Income Change
+100 Basis points	-3.1%	-5.0%
-100 Basis points	2.4%	-5.0%
Net Present Value of Equity Change
+100 Basis points	0.0%
-100 Basis points	0.0%

The projected volatility of net interest income and the net present value of equity rates to a +/- 100 basis points change at December 31, 1999 fall within the Board of Directors' guidelines.

The above analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions the Company may undertake in response to changes in interest rates.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements by the Company relating to such matters as anticipated operating results, prospects for new lines of business, technological developments, economic trends (including interest rates), and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions. While the Company believes that the assumptions underlying the forward looking statements contained herein and in other public documents are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of market interest rates; governmental legislation and regulation; material unforeseen changes in the financial condition or results of operations of the Company's customers; customer reaction to and unforeseen complications with respect of the integration of acquisitions; product design initiative; and other risks identified, from time-to-time in the Company's other public documents on file with the Securities and Exchange Commission.

ACQUISITION OF THE BANK OF LEIPSIC

During December 1999, shareholders of both the Company and The Bank of Leipsic voted to approve a merger whereby The Bank of Leipsic would become a wholly-owned subsidiary of the Company. Upon receiving requisite regulatory approval, the merger was consummated January 31, 2000. Under terms of the merger agreement, former shareholders of The Bank of Leipsic received 54.25 shares of the Company's stock in exchange for each share previously owned, a total of 1,085,000 shares. Additional information pertaining to this transaction is reflected in Note P of the financial statements.

February 25, 2000

INDEPENDENT AUDITORS' REPORT

Stockholders

United Bancshares, Inc.

Columbus Grove, Ohio

We have audited the accompanying consolidated balance sheets of United Bancshares, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancshares, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for 1999, 1998, and 1997 in conformity with generally accepted accounting principles.

/s/ E S Evans & Company

CONSOLIDATED BALANCE SHEETS

	December 31
ASSETS	1999	1998
Cash and Due from Banks	$4,066,439	$3,515,223
Federal Funds Sold	1,075,000	-
Investment Securities - Note B	25,990,791	34,510,429
Loans, Net of Allowance for Loan Losses of
$1,207,015 and $1,198,103, respectively -
Note C	127,711,510	107,297,139
Other Assets -
Premises and Equipment, net - Note D	3,698,357	3,649,082
Interest Receivable	1,168,317	1,160,897
Deferred Income Tax - Note F	961,995	208,984
Other Real Estate Owned	395,269	398,228
Other Assets	1,895,785 -------------	1,919,308 -------------
Total Other Assets	8,119,723 -------------	7,336,499 -------------
Total Assets	$166,963,463 =========	$152,659,290 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits - Note E
Noninterest-Bearing	$10,547,736	$10,368,018
Interest-Bearing	130,730,375 ---------------	120,594,846 ---------------
Total Deposits	141,278,111 ---------------	130,962,864 --------------
Federal Funds Purchased	-	2,175,000
Federal Home Loan Bank Borrowing - Note J	14,646,740	8,358,825
Other Borrowed Funds	275,000	19,970
Interest Payable	244,563	242,959
Other Liabilities	669,948 --------------	567,479 --------------
Total Liabilities	157,114,362 --------------	142,327,097 --------------
Stockholders' Equity -
Common Stock, Stated Value $1;	1,198,677	1,176,800
3,750,000 shares authorized; 1,198,677
and 1,176,800 shares issued and outstanding,
respectively
Capital Surplus	1,889,936	1,726,502
Retained Earnings	7,950,602	7,124,919
Accumulated Other Comprehensive Income/(Loss)	(1,190,114) --------------	303,972 --------------
Total Stockholders' Equity	9,849,101 --------------	10,332,193 --------------
Total Liabilities and Stockholders' Equity	$166,963,463 =========	$152,659,290 =========

The accompanying notes are integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

For the Three years Ended December 31, 1999, 1998 and 1997

	Year ended December 31,
	1999	1998	1997
Interest Income
Interest and Fees from Loans	$10,225,434	$8,567,145	$7,457,127
Interest from Investments -
Taxable	882,103	1,016,832	1,420,770
Tax-exempt	708,926	762,672	363,172
Other	42,066 --------------	58,599 --------------	37,251 --------------
Total Interest Income	11,858,529 --------------	10,405,248 --------------	9,278,320 --------------
Interest Expense -
Deposits -
Demand, Savings, and Money Market Accounts	836,689	842,063	870,614
Time Deposits	5,007,690	4,474,785	3,753,390
Borrowings	369,862 --------------	239,860 --------------	256,258 --------------
Total Interest Expense	6,214,241 --------------	5,556,708 --------------	4,880,262 --------------

Net Interest Income	5,644,288	4,848,540	4,398,058
Provision for Loan Losses	283,850 --------------	180,000 --------------	130,000 --------------
Net Interest Income, After Provisions for Loan Losses	5,360,438	4,668,540	4,268,058

Noninterest Income -
Service Charges on Deposit Accounts	422,994	338,425	270,798
Securities Gains/(Losses)	8,335	356,629	21,583
Gains from Sales of Loans	58,277	171,484	89,815
Other	315,629 --------------	136,327 --------------	120,360 --------------
Total Noninterest Income	805,235 --------------	1,002,865 --------------	502,556 --------------

Noninterest Expense -
Salary and Related Costs	2,370,065	2,099,248	1,589,073
Net Occupancy Costs	473,892	551,998	390,728
Data Processing Costs	302,455	168,569	131,286
Stationery and Supplies Costs	123,718	133,748	104,173
Advertising Costs	107,015	146,120	139,914
Franchise Tax Costs	131,460	122,234	101,578
Other Costs	959,016 --------------	828,060 --------------	582,153 --------------
Total Noninterest Expense	4,467,621 --------------	4,049,977 --------------	3,038,905 --------------

Income Before Income Taxes	1,698,052	1,621,428	1,731,709
Provision for Income Taxes	349,444	301,861	351,233
	--------------	--------------	--------------
Income After Income Taxes	1,348,608	1,319,567	1,380,476
(Loss), After Applicable Income Taxes, of
Operating Loss of Unconsolidated Subsidiary	(12,373) --------------	- --------------	- --------------

Net Income	$1,336,235 ========	$1,319,567 ========	$1,380,476 ========
Net Income Per Common Share -
Basic	$1.12 ========	$1.14 =======	$1.29 =======
Diluted	$1.01 ========	$1.01 =======	$1.08 =======

The accompanying notes are integral part of these financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Years Ended December 31, 1999, 1998 and 1997

		Capital in		Accumulated
		Excess of		Other		Total
	Common	Stated	Retained	Comprensive	Treasury	Stockholders
	Stock	Value	Earnings	Income	Stock	Equity
BALANCES JANUARY 1, 1997	$258,446	$1,555,657	$4,984,710	$(39,604)	$-	$6,759,209

COMPREHENSIVE INCOME
Net Income	-	-	1,380,476	-	-	1,380,476

Net Change in Unrealized
Gains on Securities
Available for Sale,
Net of Taxes of
$62,601 - Note B	-	-	-	121,520	-	121,520 -----------
TOTAL COMPREHENSIVE
INCOME						1,501,996

Stock Dividends	6,612	222,577	(229,189)	-	-	-
Purchase of Treasury Stock	-	-	-	-	(212,284)	(212,284)
Exercise of Stock Options -
Note L	16,786 -----------	414,085 -----------	- -----------	- -----------	- -----------	430,871 -----------

BALANCES, DECEMBER 31, 1997	281,844	2,192,319	6,135,997	81,916	(212,284)	8,479,792

COMPREHENSIVE INCOME
Net Income			1,319,567			1,319,567

Net Change in Unrealized
Gains on Securities
Available for Sale,
Net of Taxes of
$114,392 - Note B	-	-	-	222,056	-	222,056 -----------
TOTAL COMPREHENSIVE
INCOME						1,541,623

Stock Split	861,421	(861,421)				-
Stock Dividends	22,909	307,734	(330,645)			(2)
Sale of Treasury Stock					212,284	212,284
Redeem Fractional Shares		(7,707)				(7,707)
Exercise of Stock Options -
Note L	10,626 -----------	95,577 -----------	- -----------	- -----------	- -----------	106,203 -----------

BALANCES, DECEMBER 31, 1998	1,176,800	1,726,502	7,124,919	303,972	-	10,332,193

COMPREHENSIVE INCOME
Net Income			1,336,235			1,336,235

Net Change in Unrealized
Gains on Securities
Available for Sale,
Net of Taxes of
($769,681) - Note B	-	-	-	(1,494,086)	-	(1,494,086)
TOTAL COMPREHENSIVE
LOSS						(157,851)

Stock Dividends	7,213	109,998	(117,211)			-
Redeem Fractional Shares		(3,354)				(3,354)
Cash Dividends Paid			(393,341)			(393,341)
Exercise of Stock Options -
Note L	14,664 -----------	56,790 -----------	- -----------	- -----------	- -----------	71,454 ----------
BALANCES, DECEMBER 31, 1999	$1,198,677 ========	$1,889,936 ========	$7,950,602 =======	$(1,190,114) ======== $	- ========	$9,849,101 =======

The accompanying notes are integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Years Ended December 31, 1999, 1998 and 1997

	Year ended December 31,
	1999	1998	1997
Cash Flows from Operating Activities:
Net Income	$1,336,235	$1,319,567	$1,380,476
Adjustments -
Depreciation and Amortization	267,872	216,482	173,084
Provision for Loan Losses	283,850	180,000	130,000
Decrease/(Increase) in Other Assets	16,103	(581,841)	(684,022)
Decrease/(Increase) in Deferred Income Tax	(753,011)	58,840	3,042
Increase/(Decrease) in Other Liabilities	104,074 -------------	23,029 -------------	380,636 -------------
Net Cash Provided by Operating Activities	1,255,123 -------------	1,216,077 -------------	1,383,216 -------------

Cash Flows from Investing Activities:
Purchase of Securities to be held to Maturity	-	-	(2,988,688)
Proceeds from Maturities of Securities
to be Held to Maturity	-	-	8,092,670
Purchase of Available for Sale Securities	(9,565,629)	(30,498,235)	(10,271,196)
Proceeds from Sales and Maturities of
Available for Sale Securities	16,591,180	23,426,951	2,602,777
Net (Increase) in Loans	(20,423,283)	(21,837,255)	(11,979,489)
Recovery of Loans Written Off as Uncollectible	96,901	87,533	254,877
Loans Charged Off	(371,839)	(176,952)	(272,894)
Fixed Assets Acquired	(317,147)	(1,429,398)	(747,726)
(Increase)/Decrease in Other Real Estate Owned	2,959 -------------	(354,615) -------------	(38,165) -------------
Net Cash Used in Investing Activities	(13,986,858) --------------	(30,781,971) --------------	(15,347,834) --------------

Cash Flows from Financing Activities
Net (Payments)/Proceeds from Borrowing	4,367,945	7,275,673	(237,454)
Net Increase in Deposit Accounts	10,315,247	23,054,255	13,019,607
Sale/(Purchase) of Treasury Stock	-	212,284	(212,284)
Cash Dividends Paid	(393,341)	-	-
Redemption of Fractional Shares	(3,354)	(7,707)	-
Exercise of Stock Options	71,454 -------------	106,203 -------------	430,871 -------------
Net Cash Provided by Financing Activities	14,357,951 -------------	30,640,708 -------------	13,000,740 -------------

Net Change in Cash and Cash Equivalents	1,626,216	1,074,814	(963,878)

Cash and Cash Equivalents at January 1	3,515,223 -------------	2,440,409 -------------	3,404,287 -------------

Cash and Cash Equivalents at End of Period	$5,141,439 =========	$3,515,223 =========	$2,440,409 =========

Cash Paid During the Year for:
Interest	$6,212,637	$5,525,642	$4,851,623

Income Taxes	$350,500	$629,640	$96,000

The accompanying notes are integral part of these financial statements.

UNITED BANCSHARES, INC.

COLUMBUS, OHIO

NOTES TO CONSOLIDATE FINANCIAL STATEMENTS

For the Years Ended December 31, 1999 and 1998

Note A - Summary of Significant Accounting Policies

Nature of Operations

The Company's subsidiary, The Union Bank Company, operates under a State Bank Charter and provides full banking services. As a State Bank, the Bank is subject to regulation of The State of Ohio, The Federal Reserve and the Federal Deposit Insurance Corporation. The area served by The Union Bank Company is West Central Ohio. Services are provided through offices in Columbus Grove, Kalida, Ottawa, and Lima.

Consolidation

The consolidated financial statements include the accounts of United Bancshares, Inc.

("Company"), and its wholly-owned subsidiary, The Union Bank Company ("Bank"), after elimination of intercompany transactions and balances. The supplementary statements labeled Parent Only reflect United Bancshares, Inc.'s investment in Union Bank under the equity method of accounting.

Investment Securities

The Bank's investment securities are generally classified as Available for Sale. Securities available for sale are those securities not classified as trading securities nor as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

Loans and Allowance for Loan Losses

Loans are reported at the amount of unpaid principal, reduced by unearned discount and an allowance for possible loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

From time to time, The Bank elects to sell a portion of its residential mortgage loans. At the time of sale, gain or loss is determined by comparing the proceeds with the book value. Such gain or loss is reflected as a component of noninterest income.

The impairment of a loan is measured based upon the present value of anticipated future cash flows, discounted at the loan's effective interest rate, or on the underlying future cash flows, discounted at the loan's effective interest rate, or on the underlying value of collateral for collateral dependent loans. The impaired loan's value in excess of the expected cash flows or collateral value, is specifically charged to the allowance for loan losses.

Mortgage Servicing Rights

SFAS No. 122, "Accounting for Mortgage Servicing Rights" requires an entity that sells mortgage loans with servicing rights retained to allocate the total cost of the mortgage loan to the mortgage servicing rights and the loans based on their relative fair values. Under SFAS No. 122, if it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans without the servicing rights, the entire cost of originating the mortgage loan shall be allocated to the mortgage loan and no cost shall be allocated to the servicing rights. Due to the lack of a comprehensive valuation methodology, Management has determined it is not practicable to estimate the fair values of the mortgage servicing rights.

Other Real Estate

Other real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair market value. At the date of acquisition, any losses are charged to the allowance for loan losses.

Bank Premises and Equipment

Building and equipment are stated at cost, less accumulated depreciation, computed on the straight line and declining balance methods over the estimated useful lives. Expenditures, for betterment's and renewals, which extend useful lives, are added to the basis of the assets. Gains and losses on retirements and disposals are included in net income.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes. The differences relate principally to the provision for loan losses and certain compensation plans, and unrealized holding gains and losses on securities available for sale.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

For the statements of cash flows, cash and cash equivalents includes cash on hand, correspondent bank accounts, and federal funds sold.

Treasury Stock

Treasury shares acquired are reported at cost.

Stock Based Compensation

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its stock-based compensation plans. In 1995, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, companies may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB No. 25. The Company has elected to continue to apply the provision of APB No. 25.

Stock Dividends and Splits

All per share and average share information have been restated in accordance with SFAS No. 128. Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock and additional paid-in capital. Stock splits are recorded by adjusting common stock and additional paid-in capital by the par value of the additional shares. On May 20, 1998, the Board of Directors declared a four-for-one stock split, paid on June 1, 1998, increasing shares outstanding by 861,421 shares.

Investment in Unconsolidated Subsidiary

The Company, along with six other financial organizations, has an investment in Northwest Financial Services, LLC. Each of the organizations, including The Company, has a 1/7 ownership position in Northwest. Northwest provides item processing of deposit documents for the owner organizations and began operations in 1999. The Company accounts for its investment in Northwest on the equity method. This means that The Company's share of income or loss is reflected as a separate amount on the Statement of Income. The carrying amount of the investment is adjusted for this amount also.

Note B - Investment Securities

Carrying amounts and approximate market values of investments securities are summarized as follows:

December 31, 1999
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale -
U. S. Treasury & Agency	$ 2,213,302	$ 26,262	$ (38,955)	$ 2,200,609
State and Municipal	16,160,489	15,490	(1,492,195)	14,683,784
Mortgaged Backed	8,085,441	23,967	(245,443)	7,863,965
Other	1,334,762 ---------------	- ---------------	(92,329) ---------------	1,242,433 ---------------
Total	$ 27,793,994 ==========	$ 65,719 ==========	$ (1,868,922) ==========	$ 25,990,791 ==========

December 31, 1998
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale -
U. S. Treasury & Agency	$ 3,051,186	$ 105,340	$ -	$ 3,156,526
State and Municipal	19,581,835	457,819	(143,617)	19,896,037
Mortgaged Backed	10,049,986	126,294	(19,451)	10,156,829
Other	1,366,859 ----------------	3,668 ----------------	(69,490) ----------------	1,301,037 ----------------
Total	$ 34,049,866 ==========	$ 693,121 ==========	$ (232,558) ==========	$ 34,510,429 ==========

Government and agency securities have been pledged to secure public funds on deposit in the amounts of $2,207,000 and $3,462,000 for 1999 and 1998, respectively. Included in the Securities Available for Sale - Other Securities category is Federal Home Loan Bank stock in the amount of $732,500 for 1999 and $565,200 for 1998. Although classified as available for sale, the ownership of these stocks is restricted and they lack a ready market. Accordingly, both amortized cost and fair value are considered to be the original cost.

The scheduled maturities of securities to be held to maturity and securities available for sale at December 31, 1999 were as follows:

	Securities Available for Sale

	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$ -
Due from 1 to 5 years	2,026,895	2,036,990
Due from 6 to 10 years	1,020,064	990,570
Due more than 10 years	15,326,833	13,856,833
Mortgage Backed Securities	8,085,441	7,863,965
Other - No Stated Maturity	1,334,761 -------------	1,242,433 -------------
	$27,793,994 =========	$ 25,990,791 =========

Standards issued by the Financial Accounting Standards Board call for investments classified as held to maturity to be recorded at cost while those classified as available for sale are to be reflected at market value, with corresponding unrealized gains or losses, net of tax effect, reported as a separate component of shareholders' equity until realized. As permitted by the Financial Accounting Standards Board, transfers were made from held to maturity to available for sale during 1998. At the transfer date, securities with a book value of $10,401,137 were transferred from held to maturity to available for sale. The market value of these securities was $10,711,000 with a resulting unrealized gain, net of tax, of $204,510

For all securities classified as available for sale, a net unrealized (loss) of ($1,803,204) existed at December 31, 1999. At December 31, 1998, the net unrealized gain was $460,563.

Note C - Loans

Major classifications of loans are as follows:

	December 31,
	1999	1998
Residential Real Estate	$50,132,861	$44,418,051
Commercial	41,993,358	32,345,088
Agri/Business	21,871,499	16,958,492
Consumer	14,206,168	14,140,470
Credit Cards	714,639 -------------	633,141 -------------
Total Loans	128,918,525	108,495,242
Allowance for Loan Losses	(1,207,015) -------------	(1,198,103) -------------
Loans - Net	$127,711,510 =========	$107,297,139 =========

Non-performing loans are those on which the accrual of interest has been discontinued. These loans totaled $348,000 at December 31, 1999 and $539,000 at December 31, 1998. Interest income on those loans is recorded only when received.

Impaired loans were $39,599 and $485,569 at December 31, 1999 and 1998, respectively. No specific allocation of the allowance for loan losses has been made for these loans.

Activity within the allowance for the loan losses was:

	December 31,
	1999	1998	1997
Balance, Beginning of Year	$1,198,103	$1,107,522	$995,539
Provision for Loan Losses	283,850	180,000	130,000
Charge-Offs and Recoveries-
Total Charge-Offs	(371,839)	(176,952)	(272,894)
Recoveries	96,901	87,533	254,877
Net Charge-Offs	(274,938)	(89,419)	(18,017)
Balance, End of Year	$1,207,015 ==========	$1,198,103 ==========	$1,107,522 =========

Note D - Premises and Equipment

	December 31,
	1999	1998
Land	$987,794	$990,294
Buildings	3,170,828	3,046,734
Furniture and Fixtures	1,791,557 -------------	1,592,680 -------------
Total	5,950,179	5,629,708
Less: Accumulated Depreciation	(2,251,822) -------------	(1,980,626) -------------
Book Value	$3,698,357 ========	$3,649,082 ========

Depreciation and amortization expense amounted to $267,872 and $216,482 for 1999 and 1998, respectively.

Note E - Deposits

The following is an expected maturity distribution savings and time deposits at

December 31:

	1999	1998
Due in one year or less	$120,116,722	$98,782,758
Due between one and three years	9,625,004	21,387,049
Due over three years	988,649	425,039
Totals	$130,730,375 ===========	$120,594,846 ===========

As of December 31, 1999 and 1998, there were $10,415,459 and $8,046,176 of time deposits greater than $100,000. At December 31, 1999 and 1998, there were $126,771 and $134,465 of overdraft deposit relationships classified as loans.

The total amount of public funds held on deposit as of December 31, 1999 and 1998, was $3,753,339 and $3,309,842. In connection with these deposits, $4,046,000 and $3,462,000 of investments securities were pledged as collateral.

Note F - Income Taxes

Accumulated deferred income taxes of $961,995, $208,984 and $267,824 for 1999, 1998 and 1997, respectively, represent the tax effect of the cumulative excess of provision for loan losses over the deduction for federal income tax purposes, the tax effect of the net change in unrealized appreciation on securities available for sale, and the timing difference on certain compensation-related expenses.

The total income taxes reflected in the statement of income are:

	December 31,
	1999	1998	1997
Currently Payable	$391,758	$357,406	$410,856
Deferred	(42,314) -------------	(55,545) -------------	(59,623) -------------
Net	$349,444 =======	$301,861 =======	$351,233 ========

The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows;

	December 31,
	1999	1998	1997
Statutory Federal Income Tax Rate	34%	34%	34%
Effect on Rate of -
Tax Exempt Securities Income	(14)	(16)	(8)
Loan Losses	0	0	2
Stock Options Exercised	(2)	(2)	(5)
Credits	0	0	(1)
Other, Net	3	3	(2)
Tax Rate Based on Reported Income	21% =====	19% =====	20% =====

Note G - Commitments and Contingencies

In the normal course of business, there are various commitments and contingent liabilities (such as guarantees, commitments to extend credit, letters of credit and lines of credit) which are properly not recorded in the financial statements. At December 31, 1999, the Bank had commitments to customers for $134,000 of commercial letters of credit and $19,853,000 of loan commitments. In the opinion of management, these do not represent unusual risk.

The Bank is also subject to claims and lawsuits which arise primarily in the ordinary course of business. Based on information presently available and advice received from legal counsel representing the Bank in connection with such claims and lawsuits, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Bank.

Note H - Loans to Related Parties

Loans to related parties include loans made to directors, executive officers and their associates, as defined.

The aggregate dollar amount of these loans was $1,157,000 and $1,105,000 at December 31, 1999 and 1998, respectively.

Note I - Employee Benefit Plans

The Company has a profit sharing/401(k) plan. Under the terms of the plan, each active participant may make a voluntary contribution of up to 12% of pay. The Bank provides a discretionary matching contribution, which for 1999, 1998, and 1997 was 50% of an employee's contribution. This matching contribution is limited to a maximum of a 6% employee contribution. For 1999, 1998 and 1997, Bank matching contributions were $45,109, $38,394 and $28,980, respectively.

The Bank also makes discretionary contributions to the profit sharing plan. For 1999, 1998 and 1997, 6%, 6% and 6% of eligible compensation was contributed, $99,515, $94,625 and $74,189, respectively.

The Bank has a nonqualified deferred compensation plan covering certain key employees. Such plan is indirectly funded by purchasing Bank owned life insurance products. Included in other assets on the consolidated balance sheets were $1,426,495 and $1,333,904 which represent the balances in the insurance deposit accounts at December 31, 1999 and 1998, respectively.

Note J - Federal Home Loan Bank Borrowing

Borrowing from the Federal Home Loan Bank consisted of the following amounts:

		December 31,
Maturity Date	Rate	1999	1998
April 1, 2009	6.10	$ 204,166	$ 226,042
November 1, 2004	7.95	5,524	9,068
November 1, 2014	8.60	12,300	17,897
December 1, 2009	8.50	16,668	24,962
December 1, 2014	8.75	21,970	31,944
December 1, 2014	8.40	32,804	47,744
December 1, 2014	8.70	42,467	60,824
December 1, 2014	8.65	10,063	14,415
December 1, 2014	8.65	41,565	59,540
January 1, 2015	8.70	18,438	26,399
January 1, 2015	8.80	19,986	28,609
February 1, 2015	8.70	14,086	20,162
March 1, 2015	8.65	12,574	17,994
March 1, 2015	8.55	26,142	37,997
March 1, 2015	8.40	15,068	21,910
April 1, 2015	8.10	10,910	15,433
April 1, 2015	7.95	46,133	65,284
June 1, 2015	7.95	67,877	96,025
November 1, 2015	6.80	27,999	36,576
February 16, 1999	5.02	-	2,000,000
February 17, 1999	5.02	-	1,500,000
February 22, 1999	5.02	-	2,000,000
March 17, 1999	5.02	-	2,000,000
August 31, 2000	6.11	8,000,000	-
September 2, 2009	5.52	6,000,000	-
Totals		$ 14,646,740 ==========	$ 8,358,825 =========

These advances are secured by certain residential mortgage loans with book values of $37,005,803 and $12,538,238 at December 31, 1999 and 1998, respectively. At December 31, 1999, the Bank had a line of credit from The Federal Home Loan Bank in the amount of $18,000,000. The Bank has the option of selecting from both variable and fixed rate borrowing products. All borrowings are secured by Federal Home Loan Bank stock and mortgages owned by the Bank totaling 150% of the outstanding borrowings. At December 31, 1999, the Bank had borrowed $14,000,000 on this line, as reflected by the 2000 and 2009 maturities reflected above.

Note K - Concentrations of Credit

Substantially all of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area. Investments in state and municipal securities also involve governmental entities within the Bank's market area. The concentrations of credit by type of loan are set forth in Note C. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

Note L - Stock Dividends

In recent years, the Company's dividends are in the form of stock, with a cash redemption option available to shareholders. During 1999, 1998, and 1997, there were 7,213, 28,090 and 26,448 shares issued as dividends, respectively. For the last three quarters of 1999, cash dividends totaling $393,341 were paid. The merger agreement with The Bank of Leipsic reflects the intent to distribute cash dividends approximating 30% of net income in the future, subject to approval by The Board of Directors.

Note M - Stock Options

The Company maintains both qualified and nonqualified stock option plans, under which directors and Bank officers are entitled to purchase common shares. The plans generally provide that the exercise price of any stock option may not be less than the fair market value of the common stock on the date of the grant. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for financial statement purposes. Any subsequent tax benefit from the exercise is recorded on the Company's books as an addition to capital surplus.

All options granted since plan inception have been adjusted for the effects of common stock dividends as well as the 1998 stock split. Because the effects of applying the fair value method of accounting for stock options under SFAS No. 123 are not materially different from amounts reported in the consolidated financial statements, fair value and proforma information has not been provided.

The following summarizes the Company's stock options as of December 31, 1999, 1998 and 1997, and the changes for the years then ended:

1999
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at the beginning of year	139,636	$5.58
Granted	-	-
Adjustments for stock splits/dividends	840	(0.01)
Exercised	(14,663)	4.76
Forfeited	-	-
Expired	-	-
Outstanding at the end of the year	125,813 ==========	$5.63 ========
Exercisable at the end of the year	125,813 ==========	$5.63 ========

	1998
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at the beginning of year	35,395	$20.06
Granted	15,989	11.00
Adjustments for stock splits/dividends	110,918	(15.17)
Exercised	(10,625)	9.99
Forfeited	(12,041)	4.89
Expired	- -------------	- -------------
Outstanding at the end of the year	139,636 ========	$5.58 ========
Exercisable at the end of the year	139,636 ========	$5.58 ========

	1997
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at the beginning of year	53,010	$20.57
Granted	-	-
Adjustments for stock splits/dividends	1,194	(0.51)
Exercised	(16,786)	$20.18
Forfeited	(2,023)	20.06
Expired	- -----------	- -----------
Outstanding at the end of the year	35,395 ========	$20.06 =======
Exercisable at the end of the year	35,395 ========	$20.06 =======

Note N - Fair Value of Financial Instruments

SFAS No. 107 requires the Company to disclose the estimated fair value of certain financial instruments such as securities, loans, deposits and others. For many of the Company's financial instruments, an available trading market does not exist. Therefore, significant estimates and present value calculations were used to determine fair values as described below. Changes in estimates and assumptions could have a significant impact on these fair values.

Cash and Cash Equivalents- For cash and due from banks and federal funds sold, the carrying value is a reasonable estimate of fair value.

Investment Securities - Fair values of investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans - The fair value of loans are estimated by discounting the future cash flows using current rates being offered for loans of similar terms to borrowers of similar credit quality.

Deposit Liabilities - The fair values of non-interest bearing deposits, saving, NOW and money market deposit accounts are, by definition, equal to the amount payable on demand at the reporting date. The carrying value of variable rate, fixed-term time deposits and certificates of deposit approximate their fair values. For fixed-rate certificates of deposit, fair values are estimated using a discounted cash flow analysis based on rates currently offered for deposits of similar remaining maturities.

The following table summarizes the estimated fair values of the Company's financial instruments at December 31, 1999 and 1998:

	1999		1998
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets -
Cash and Cash Equivalent	$ 5,141,439	$ 5,141,439	$ 3,515,223	$ 3,515,223
Investment Securities	25,990,791	25,990,791	34,510,429	34,510,429
Net Loans	127,711,510	127,753,000	107,297,139	107,726,000

Financial Liabilities -
Deposits	141,278,111	141,060,000	130,962,864	131,079,000
Short Term Borrowing	-	-	2,175,000	2,175,000
Long Term Borrowing	14,646,740	14,646,740	8,358,825	8,358,825

Note O - Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statement. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amount and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk - weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject, after certain events transpired.

As of December 31, 1999, the most recent measurement of total risk-based capital resulted in the Bank being adequately capitalized, but less than well capitalized. Management's plan to resolve this situation is part of an overall capital management program that will be instituted upon the merger of The Bank of Leipsic into The Company. The plan is for The Union Bank, as well as The Bank of Leipsic, to be categorized as well capitalized as defined under the regulatory framework. To be so categorized, the individual banks must maintain certain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios.

The Bank's actual and required amounts and ratios are as follows (dollars in thousands):

			To Be Categorized
	Actual		Well Capitalized
	Capital	Capital	Capital	Capital
	Amount	Ratio	Amount	Ratio
As of December 31, 1999
Total Risk-Based Capital
(to Risk-Weighted Assets)	$ 11,859	9.1%	$ 13,032	10.0%
Tier I Risk-Based Capital
(to Risk-Weighted Assets)	10,652	8.2%	7,813	6.0%
Tier I Leverage
(to Average Total Assets)	10,652	6.4%	8,274	5.0%

As of December 31, 1998
Total Risk-Based Capital
(to Risk-Weighted Assets)	$ 10,676	9.6%	$ 11,069	10.0%
Tier I Risk-Based Capital
(to Risk-Weighted Assets)	9,478	8.6%	6,642	6.0%
Tier I Leverage
(to Average Total Assets)	9,478	6.7%	7,110	5.0%

Note P - Subsequent Event - Merger with The Bank of Leipsic

During December 1999, shareholders of both The Company and The Bank of Leipsic voted to approve a merger whereby The Bank of Leipsic would become a wholly-owned subsidiary of The Company. All required regulatory approvals have been obtained and the merger became effective February 1, 2000. Former shareholders of The Bank of Leipsic received 54.25 shares of The Company's stock in exchange for each share owned of The Bank of Leipsic.

Since the merger took place in 2000, none of the financial information from the Bank of Leipsic is reflected in these financial statements. The following table reflects certain positions and results if the merger had taken place prior to 1999:

		If Merger
	As	Had Been
	Presented	Prior To 1999
Balance Sheet - December 31, 1999 - (000's)
Loans, Net of Allowance	$ 127,711	$ 165,556
Securities	25,991	52,264
Total Assets	166,963	237,020

Deposits	141,278	198,130

Shareholders Equity	9,849	18,063

Income Statement - 1999 - (000's)
Net Interest Income	$ 5,644	$ 8,059
Provision for Loan Losses	(284)	(309)
Noninterest Income	805	980
Noninterest Expense	(4,467)	(6,025)

Income Before Income Tax	1,698	2,705
Provision for Income Taxes	(350)	(550)

Income After Income Taxes	1,348	2,154
Loss of Unconsolidated Subsidiary	(12)	(25)

Net Income	$ 1,336	$ 2,129

Per Share Information -
Book Value	$ 8.22	$ 7.91
Earnings Per Share -
Basic	$ 1.12	$ 0.94
Diluted	$ 1.01	$ 0.88

Operating Ratios -
Return on Average Assets	0.85%	0.94%
Return on Average Equity	13.21%	11.49%
Net Interest Margin -
(fully taxable equivalent)	4.04%	4.09%
Efficiency Ratio	65.64%	62.14%

Note Q - Retirement of Stock Coincident with Merger

As part of the merger process, two shareholders of The Company followed the prescribed process and became "dissenting" shareholders. They then requested that their shares be redeemed at the fair value. The result of this process is that a total of 53,318 of the shares outstanding at December 31, 1999 will be redeemed. The amount likely to be paid to the former shareholders, $919,735, will be a reduction to Stockholders' Equity. The impact on book value per share will be to reduce the merger-adjusted amount reflected in Note P of $7.91 to $7.69.

Note R - Market for Registrant's Common Equity and Related Shareholders' Matters

There is currently no established trading market for the Corporation's common stock. Because the Corporation is not public, the stock often trades without the Corporation having knowledge of the trade. The Corporation knows that there were trades in its stock during 1998 and 1999 if which it was not aware. The trades that it is aware of from the market makers in the Corporation's stock are those outlined. The prices given are interdealer without retain markups, markdowns or commissions. All numbers on the following tables are adjusted to give effect to the four-for-one stock split of June 1, 1998.

			Per Share
	Per Share Bid Prices		Dividends
1998	High	Low	Declared
First Quarter	$ 10.25	$ 9.50	$ -
Second Quarter	11.50	10.32	-
Third Quarter	13.00	11.50	-
Fourth Quarter	14.75	14.00	-

1999
First Quarter	$ 16.50	$ 16.25	$ -
Second Quarter	19.00	17.38	0.11
Third Quarter	19.00	17.25	0.11
Fourth Quarter	17.25	16.25	0.11

UNITED BANCSHARES, INC.
PARENT ONLY
COLUMBUS GROVE, OHIO
BALANCE SHEETS

	December 31
ASSETS	1999	1998
Cash	$ 21,685	$ 219,528
Investment in Banking Subsidiary	9,576,182	9,850,212
Investment in Unconsolidated Subsidiary	121,253	95,000
Other Investments	100,000	100,000
Other Assets	172,381 -------------	168,253 -------------
Total Assets	$ 9,991,501 ==========	$ 10,432,993 ==========
LIABILITIES
Deferred Compensation	$ 142,400 -------------	$ 100,800 -------------

STOCKHOLDERS' EQUITY
Stockholders' Equity -
Common Stock	1,198,677	1,176,800
Capital Surplus	1,889,936	1,726,502
Retained Earnings	6,760,488 -------------	7,428,891 -------------
Total Stockholders' Equity	9,849,101 -------------	10,332,193 -------------
Total Liabilities & Stockholders' Equity	$ 9,991,501 ==========	$ 10,432,993 ==========

STATEMENTS OF INCOME

	For the Years Ended December 31
	1999	1998	1997
Operating Income -
None	$ -	$ -	$ -
Operating Expenses -
Salaries and Related Costs	41,600	100,800	-
Professional Fees	-	10,000	4,691
Miscellaneous Operating Expenses	1,775	10,556	1,945
Total Operating Expenses	43,375	121,356	6,636

Income Before Undistributed Income of Subsidiary	(43,375)	(121,356)	(6,636)
Equity in Bank Subsidiary	(129,029)	1,586,779	1,508,632
Income Before Taxes	(172,404)	1,465,423	1,501,996
Income Tax	(26,926)	(76,200)
Income After Income Taxes	(145,478)	1,541,623	1,501,996
Operating Loss of Unconsolidated Subsidiary	(12,373)	-	-
Net Income	$ (157,851) ==========	$ 1,541,623 ==========	$ 1,501,996 ========

UNITED BANCSHARES, INC.

PARENT ONLY

COLUMBUS GROVE, OHIO

STATEMENTS OF STOCKHOLDERS' EQUITY

		Capital in
		Excess of			Total
	Common	Stated	Retained	Treasury	Stockholders'
	Stock	Value	Earnings	Stock	Equity
	$ 258,446	$ 1,555,657	$ 4,945,106	$ -	$ 6,759,209
Net Income	-	-	1,501,996	-	1,501,996
Stock Dividends	6,612	222,577	(229,189)	-	-
Purchase of Treasury Stock	-	-	-	(212,284)	(212,284)
Exercise of Stock Options	16,786 -------------	414,085 -------------	- -------------	- -------------	430,871 -------------
Balances December 31, 1997	281,844	2,192,319	6,217,913	(212,284)	8,479,792

Net Income	-	-	1,541,623	-	1,541,623
Stock Split	861,421	(861,421)	-	-	-
Stock Dividends	22,909	307,734	(330,645)	-	(2)
Sale of Treasury Stock	-	-	-	212,284	212,284
Redeem Fractional Shares	-	(7,707)	-	-	(7,707)
Exercise of Stock Options	10,626 -------------	95,577 -------------	- -------------	- -------------	106,203 -------------
Balances December 31, 1998	1,176,800	1,726,502	7,428,891	-	10,332,193

Net Income	-	-	(157,851)	-	(157,851)
Stock Dividends	7,213	109,998	(117,211)	-	-
Redeem Fractional Shares	-	(3,354)	-	-	(3,354)
Cash Dividends Paid	-	-	(393,341)	-	(393,341)
Exercise of Stock Options	14,664 -------------	56,790 -------------	- -------------	- -------------	71,454 -------------
Balances December 31, 1999	$ 1,198,677 ==========	$ 1,889,936 ========	$ 6,760,488 =========	$ - =========	$ 9,849,101 =========

	STATEMENTS OF CASH FLOWS

			For the Years Ended
			December 31
			1999	1998	1997

Cash Flows from Operating Activities
Net Income			$ (157,851)	$ 1,541,623	$ 1,501,996
Adjustments -
Loss (before tax effect) of Loss of Unconsolidated Subsidiary			18,747	-	-
(Increase) in Accounts Receivable			(4,128)	(76,201)	(92,052)
Increase in Liabilities			41,600 -------------	100,800 -------------	- -------------

Net Cash Provided from Operating Activities			(101,632) -------------	1,566,222 -------------	1,409,944 -------------

Cash Flows from Investing Activities:
Net Increase in Investment in Banking Subsidiary			274,030	(1,586,779)	(1,508,632)
Increase in Investment in Unconsolidated Subsidiary			(45,000)	(95,000)	-
Purchases of Other Investments			- -------------	(100,000) -------------	- -------------

Net Cash Provided from Investing Activities			229,030 -------------	(1,781,779) -------------	(1,508,632) -------------

Cash Flows from Financing Activities
Sale/(Purchase) of Treasury Stock			-	212,284	(212,284)
Redemption of Fractional Shares			(3,354)	(7,707)	-
Cash Dividends Paid			(393,341)	-	-
Exercise of Stock Options			71,454 -------------	106,203 -------------	430,871 -------------
Net Cash Provided from Financing Activities			(325,241) -------------	310,780 -------------	218,587 -------------

Net Change in Cash			(197,843)	95,223	119,899

Cash at January 1			219,528 -------------	124,305 -------------	4,406 -------------

Cash at December 31			$ 21,685 =========	$ 219,528 =========	$ 124,305 =========

UNITED BANCHARES, INC.

COLUMBUS GROVE, OHIO

DIRECTORS

DIRECTORS - UNITED BANCSHARES. INC.

Joe S. Edwards, Jr. Investor/Attorney	William R. Perry Farmer

Thomas J. Erhart Retired/Insurance Agency	James N. Reynolds Banking

E. Eugene Lehman Banking	H. Edward Rigel Farmer

Carl L. McCrate Retired/Hardware Retailing	Daniel W. Schutt Banking

DIRECTORS - THE UNION BANK COMPANY

Jane E. Gettman Telephone Consultant	Daniel W. Schutt President

Herbert H. Huffman Educator	Dr. C. John Stechschulte Retired/Physician/Pediatrician

E. Eugene Lehman Chairman and Chief Executive Officer	R. Steven Unverferth Manufacturing

Robert M. Schulte, Sr. Businessman/Interim Personnel	John O. Williams Retired/Trucking

DIRECTORS - THE BANK OF LEIPSIC

Joe S. Edwards, Jr. Investor/Attorney	James N. Reynolds Chairman

Kevin L. Lammon Insurance and Real Estate Sales	H. Edward Rigel Farmer

William R. Perry Farmer	George W. White Retired Pharmacist

Larry D. Place President and Chief Executive Officer

UNITED BANCHARES, INC.

COLUMBUS GROVE, OHIO

OFFICERS

OFFICERS - UNITED BANCSHARES, INC.

James N. Reynolds	Chairman
E. Eugene Lehman	President
Carl L. McCrate	Secretary-Treasurer

OFFICERS - THE UNION BANK COMPANY

E. Eugene Lehman	Chairman and Chief Executive Officer	Rose A. Recker	Assistant Vice President
Daniel W. Schutt	President	Heather M. Oatman	Assistant Vice President
David A. Anderson	Vice President	Gary J. Selhorst	Assistant Vice President
Nancianne Carroll	Vice President	Barry J.von der Embse	Assistant Vice President
Norman V. Schnipke	Vice President	Edward B. Beecher	Manager of Information Technologies
Bonita R. Selhorst	Vice President	Keith R. Belcher	Consumer Loan Officer
Anna Maria Brenneman	Assistant Vice President	Sharon M. Kohler	Loan Review Officer
Mark G. Honigford	Assistant Vice President	Max E. Long	Microcomputer Specialist
Dennis E. Kimmet	Assistant Vice President	Kathleen A. Reinsel	Marketing Officer
Todd A. Mason	Assistant Vice President	Brian W. Wentling	Financial Consultant
Dennis J. Meuleman	Assistant Vice President	Lynda S. Wright	Branch Manager

OFFICERS - THE BANK OF LEIPSIC

James N. Reynolds	Chairman	Beth L. Parys	Assistant Vice President
Joe S. Edwards, Jr.	Vice Chairman	Michael Siebeneck	Assistant Vice President
Larry D. Place	President and Chief Executive Officer	Patricia Christman	Assistant Cashier
Mary L. Schroeder	Cashier

EXHIBIT 21
UNITED BANCSHARES, INC. SUBSIDIARIES

The Union Bank Company
Columbus Grove, Ohio

The Bank of Leipsic Company
Leipsic, Ohio

EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS

We consent to the inclusion in the 1999 form 10-K of our report dated February 25, 2000, with respect to the consolidated balance sheets of United Bancshares, Inc. and Subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three years then ended:

/S/ E. S. EVANS AND COMPANY

_________________________________

E. S. Evans and Company

Lima, Ohio

March 22, 2000