Form 10-Q
period 2000-03-31
UNITED BANCSHARES INC/OH
filed 2000-05-11
CIK 1087456

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-29283

UNITED BANCSHARES, INC.

(Exact name of Registrant as specified in its charter)

Ohio

(State or other jurisdiction of incorporation or organization)

100 S. High Street, Columbus Grove, Ohio

(Address of principal executive offices)

34-1516518

(I.R.S. Employer Identification Number)

45830

(Zip Code)

(419) 659-2141

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

_ _ _ _ _ _ _ _ _ _ _ _

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of May 1, 2000: 2,238,363.

This document contains 17 pages.

PART I - FINANCIAL INFORMATION

ITEM 1

The following unaudited Condensed Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Shareholders' Equity, and Consolidated Statements of Cash Flows of United Bancshares, Inc. (the "Company") and subsidiaries, reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2000	1999
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,900	$6,349
Interest-bearing deposits in other banks	164	125
Federal funds sold	0 --------------	2,298 --------------
Total cash and cash equivalents	5,064 --------------	8,772 --------------
Available-for-sale investment securities, at estimated fair value
(amortized cost of $54,070 and $54,713 at March
31, 2000 and December 31, 1999, respectively)	51,211	52,264
Loans	172,517	167,229
Allowance for loan losses	(1,727) --------------	(1,673) --------------
Net loans	170,790 --------------	165,556 --------------
Premises and equipment, net	4,315	4,181
Other assets	6,353 --------------	6,259 --------------
Total assets	$237,733 --------------	$237,032 --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$13,711	$15,590
Interest bearing	180,172 --------------	182,540 --------------
Total deposits	193,883 --------------	198,130 --------------
Federal Home Loan Bank borrowings	24,112	19,195
Federal funds purchased and other borrowings	1,193	275
Accrued expenses and other liabilities	1,292 --------------	1,357 --------------
Total liabilities	220,480 --------------	218,957 --------------
Shareholders' Equity
Common stock, $1 stated value, 3,750,000 shares
Authorized - 2,291,681 shares issued at
March 31, 2000 and 2,283,635 shares
issued at December 31, 1999	2,292	2,284
Capital surplus	1,921	1,890
Retained earnings	15,840	15,517
Accumulated other comprehensive (loss)	(1,886) --------------	(1,616) --------------
	18,167	18,075
Treasury stock, at cost, 53,318 shares	(914) --------------	- --------------
Total shareholders' equity	17,253 --------------	18,075 --------------
Total liabilities and shareholders' equity	$237,733 ========	$237,032 ========

UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2000	1999
Interest income	$4,451	$4,021
Interest expense	2,307 ------------	2,115 ------------
Net interest income	2,144	1,906
Provision for loan losses	113 ------------	68 ------------
Net interest income after
provision for loan losses	2,031	1,838
Other income	236	270
Gain (loss) on securities transactions	(1)	9
Other expenses	1,610 ------------	1,553 ------------
Income before income taxes	656	564
Income taxes	127 ------------	89 ------------
Net Income	$529 ------------	$475 ------------
Basic earnings per share	$0.23	$0.21
Diluted earnings per share	$0.22 ------------	$0.20 ------------
Weighted average shares
outstanding (basic)	2,290,435 ------------	2,267,968 ------------
Weighted average shares
outstanding (diluted)	2,409,448 ------------	2,402,915 ------------
Cash dividends declared	$252 ------------	- ------------
Cash dividend per share	$0.11 ------------	- ------------
Comprehensive income	$259	$48

UNITED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2000	1999
Cash flows from operating activities:
Net income	$529	$475
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	113	68
Depreciation, amortization and accretion	94	74
Increase in other assets	(47)	(247)
(Decrease) in other liabilities	(65) ------------	(67) ---------------
Net cash provided by operating activities	624 ------------	303 ---------------
Cash flows from investing activities:
Net proceeds from sales of available-for-sale securities	784	5,959
Net increases in loans	(5,347)	(10,020)
(Increase)/decrease in other real estate owned	(1)	121
Expenditures for premises and equipment	(229) ------------	(42) ---------------
Net cash provided by (used in) investing activities	(4,793) ------------	(3,982) ---------------
Cash flows from financing activities:
Net (decrease)increase in deposits	(4,247)	5,812
Federal Home Loan Bank borrowings:
Borrowings	5,000	6,285
Repayments	(83)	(10,684)
Net increase (decrease) in Federal funds purchased
and other borrowings	918	(374)
Cash dividends paid	(252)	-
Purchase of treasury stock	(914)	-
Redemption of fractional shares	-	(3)
Exercise of stock options	39 ------------	26 ---------------
Net cash provided by (used in) financing activities	461 ------------	1,062 ---------------
Net (decrease) increase in cash and cash equivalents	(3,708)	(2,617)
Cash and cash equivalents at beginning of period	8,772 ------------	9,274 ---------------
Cash and cash equivalents at end of period	$5,064 =======	$6,657 =========

NOTES TO FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

The accounting and reporting policies of United Bancshares, Inc. and Subsidiaries (the "Company") conform to generally accepted accounting principles and to general practices within the banking industry. The Company considers all of its principal activities to be banking related. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

1. Acquisitions

On February 1, 2000, the Company completed the acquisition of The Bank of Leipsic Company in an exchange of stock that was accounted for as a pooling of interests. As a result, the financial position and results of operations of The Bank of Leipsic Company are consolidated within the accompanying financial statements for all periods presented.

NOTES TO FINANCIAL STATEMENTS (Unaudited), (continued)

2. Accounting Standard Implemented in 2000

In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Under Statement 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives is reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. Statement 137 was issued in June 1999, and deferred the effectiveness of Statement 133 to all quarters of fiscal years beginning after June 15, 2000, with earlier adoption permitted. The Company has not yet adopted Statement 133, but it is not expected to have a material impact on the consolidated financial statements.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:

	For the Three
	Months Ended
	March 31,
	2000	1999
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.91% -----------	0.87% ------------
Average shareholders' equity (a)	12.05%	10.15%
Net interest margin (a)	4.15% -----------	4.08% ------------
Efficiency ratio (a)	63.03%	66.86%
Average shareholders' equity to average assets	7.53% -----------	8.59% ------------
Loans, net of unearned interest, to deposits
(end of period)	88.98% -----------	79.11% ------------
Allowance for loan losses to loans, net of
unearned interest (end of period)	1.00% -----------	1.06% ------------
Capital ratios:
Tier I capital ratio	10.73%	11.24%
Risk-based capital ratio	11.73% -----------	12.23% ------------
Leverage ratio	7.07%	7.43%
Cash dividends to net income	47.62%	-
PER SHARE DATA
Book value per share	$7.69	$8.36
Diluted earnings per share	$0.22	$0.20
Cash dividends per share	$0.11 -----------	- ------------

(a) Net income to average assets, net income to average shareholders'

equity, net interest margin, and efficiency ratio are presented on an annualized basis. Net interest margin is calculated using fully tax equivalent net interest income as a percentage of average earning assets.

(b) Efficiency ratio is a ratio of non-interest expense as a percentage of fully tax equivalent net interest income plus non-interest income.

Introduction

The following discussion and analysis of the consolidated financial statements of the Company is presented to provide insight into management's assessment of the financial results. The Company's subsidiaries are The Union Bank Company and The Bank of Leipsic.

The Company provides an array of financial products and services to its customers, including investments and insurance products, deposit products, loan products, credit and debit cards, cash management services, and safe deposit rental facilities. The Company provides services through traditional walk-in offices, automated teller machines, auto drive-in facilities, banking by phone and internet-based banking.

Both The Union Bank Company and The Bank of Leipsic are chartered by the state of Ohio and subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC") and the Ohio Division of Financial Institutions. This discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements, and footnotes thereto and the ratios, statistics, and discussions contained elsewhere in the Form 10-Q.

On February 1, 2000, the Company completed the acquisition of The Bank of Leipsic. That transaction was accounted for as a pooling of interests and the financial positions and results of operations of The Bank of Leipsic are consolidated within these financial statements for all periods presented.

In connection with the acquisition of The Bank of Leipsic, certain shareholders dissented from voting in favor of the acquisition and requested that they be paid in cash for their shares. This transaction took place in the first quarter of 2000 with the acquired shares being reflected as Treasury Stock.

RESULTS OF OPERATIONS

Overview of the Income Statement

Net income for the three months ended March 31, 2000, totaled $529,000, an 11.4% increase over 1999 results of $475,000. Earnings per diluted share were $0.22 for the three months ended March 31, 2000 compared to $0.20 for the same period in 1999.

During the first three months of 2000, the Company recognized $137,000 of expenses associated with the acquisition of The Bank of Leipsic. The majority of these expenses were legal fees related to comply with the various documents and filings required to effect the acquisition. At the same time, the Company recognized a reduction of expenses in the amount of $134,000 due to the market value impact on previously-issued Stock Appreciation Rights. The Company looks at these two amounts as nonrecurring in nature and basically offset one another.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Company. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.

Net interest income was $2,144,000 in the first quarter of 2000 compared to $1,906,000 for the same period of 1999. As can be seen in the "Consolidated Average Balance Sheet and Analysis of Net Interest Income", this increase is largely attributable to an increase in average loan balances coupled with an increase in the net interest margin.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets. The resultant percentage serves as a measurement for the Company in comparing its results with those of past periods as well as those of peer companies. For the three months ended March 31, 2000, the net interest margin (on a taxable equivalent basis) was 4.15% compared with 4.08% with the first three months of 1999. Most of this increase was due to interest expense attributable to interest-bearing deposits. The rates on these liabilities tend to lag market rate increases, as seen in the first quarter of 2000, due to the maturity dates associated with the deposits. Borrowed funds, due to their short-term nature, tend to more closely reflect the increasing interest rate environment. Yield on loans somewhat parallel the deposit products in that the length of maturities and payment streams lag current interest rate increases.

Please refer to the "Consolidated Average Balance Sheet and Analysis of Net Interest Income" table included in this Form 10-Q for a quantitative analysis of the Company's net interest income.

Provision for Loan Losses

The provision for loan losses is based upon management's continuing evaluation of the adequacy of the allowance for loan losses and is reflective of the quality of management's assessment of the quality of the portfolio and overall management of the inherent credit risk. Any changes in the provision for loan losses will be dependent on loan delinquencies, portfolio risk, and general economic conditions in the Company's markets.

Non-Interest Income

The Company's non-interest income is largely generated from fees related to customer deposit accounts and income arising from sales of products such as investments to customers. The income related to deposit accounts provides a relatively steady flow of income while the other sources are more volume-related and can vary from quarter to quarter.

Non-Interest Expense

For the three-month period ended March 31, 2000, non-interest expense totaled $1,609,000 compared to $1,553,000 for the equivalent period of 1999. Salaries and benefits decreased from $840,000 in 1999 to $645,000 in 2000. The majority of this decrease is attributable to the adjustment made to state the current value of outstanding Stock Appreciation Rights in accordance with the decline in market value of the associated shares. To a lesser degree, attrition of employees accounted for some decline as both subsidiaries transferred their proof and transit operations to a minority-owned subsidiary. Net occupancy expense increased from $133,000 in 1999 to $182,000 in 2000 largely as a result of the opening of an operations center to house the consolidated operations areas of the two subsidiaries. Data processing costs increased to $148,000 from $72,000. As previously mentioned, the cost of proof and transit is now reflected here since it is performed off-site. Previously, this labor-intensive cost would have been included in salaries and benefits. Other costs increased from $364,000 in the first three months of 1999 to $498,000 in 2000. Causing virtually all of this increase were the $137,000 of costs attributable to the merger with The Bank of Leipsic Company.

Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the Company in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. Any non-recurring items, whether income or expense, are not included in the calculation of the Company's efficiency ratio.

In the first quarter of 2000, the Company's efficiency ratio was 63.03% compared to 66.86% for the same period of 1999.

Return on Assets

For the quarter ended March 31, 2000, return on average assets ("ROA") was 0.91% compared to 0.87% for the same period of 1999.

Return on Equity

For the quarter ended March 31, 2000, return on average equity ("ROE") was 12.05% compared to 10.15% for the same period of 1999.

The Company and both of its subsidiaries are considered well-capitalized under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

The Company's balance sheet at March 31, 2000 changed little in total from December 31, 1999. However, within the balance sheet are significant changes. Loans, net of the allowance for losses, increased by $5 million while deposits decreased by $4.2 million. This funding shortfall was covered in part by increased Federal Home Loan Bank borrowings of $4.9 and a reduction of securities of $1.0 million.

Shareholders' equity decreased from $18.1million at December 31, 1999 to $17.1 million at March 31, 2000. This decrease was caused by the acquisition of treasury stock at a cost of $914 thousand, cash dividends paid of $252,000, and an additional unrealized loss on available-for-sale securities, net of income taxes, of $270,000. These items were offset by the net income for the first quarter of $529,000.

Cash and Cash Equivalents

Cash and cash equivalents totaled $5.1 million at March 31, 2000 compared to $8.8 million at December 31, 1999. Federal funds sold at December 31, 1999 were $2.3 million and none at March 31, 2000. These funds were used to support loan growth as well as cover deposit run-off.

Management believes the current balance of cash and cash equivalents adequately serves the Company's liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs. Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investment Securities

At March 31, 2000, investment securities totaled $51.2 million, a decrease of $1 million (2.0%) from December 31, 1999. The proceeds from this reduction were used to support loan growth as well as cover deposit run-off.

All of the Company's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities. At March 31, 2000, the amortized cost of the Company's investment securities totaled $54.1 million, resulting in unrealized depreciation of $2.9 million and a corresponding after tax decrease in the Company's equity of $1.9 million.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings.

Loans

The Company's lending is primarily centered in northwestern and west central Ohio. These are principally retail lending markets, which include single-family residential and other consumer lending. A primary focus in these markets is the agribusiness industry.

Gross loans totaled $172.5 million at March 31, 2000, an increase of $5.3 million (or 3.2%) since December 31, 1999.

The following table details total outstanding loans at the specified dates:

	($ in millions)
	March 31	December 31
	2000	1999
Commercial, financial, and
Agricultural	$85.7	$83.5
Real estate, construction	6.1	5.4
Real estate, mortgage	60.5	58.2
Consumer	20.2 ---------------	20.1 --------------
Total loans	$172.5 =========	$167.2 ========

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans was 1.00% at March 31, 2000 and 1.04% at December 31, 1999.

The following table presents changes in the Company's allowance for loan losses for the three months ended March 31, 2000, and 1999, respectively:

	($ in thousands)
	2000	1999
Balance, beginning of period	$1,673	$1,664
Chargeoffs	(75)	(151)
Recoveries	16 ----------	25 ----------
Net chargeoffs	(59)	(126)
Provision for loan losses	113 ----------	68 ----------
Balance, end of period	$1,727 =====	$1,606 =====

Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 1.56% at March 31, 2000, compared to 1.26% at December 31, 1999. Nonaccrual loans and these loans 90 days past due totaled $846,000 and $1,838,000, respectively, at March 31, 2000, compared to $743,000 and $1.367,000, respectively, at year-end 1999. Management believes the current level of nonperforming loans is better than peer group levels and is a reflection of the quality of the Company's loan portfolio.

At March 31, 2000, the Company had an insignificant amount of loans that were considered impaired. Management will continue to monitor the status of impaired loans, including performing and nonperforming loans, in order to determine the appropriate level of the allowance for loan losses.

The first quarter of 2000's provision for loan losses was higher in comparison to the same period of 1999 due to management's intention to increase the allowance at each separate subsidiary to a level at least equal to 1.00% of outstanding loans. Management continually monitors the loan portfolio to determine the adequacy of the allowance for loan losses and considers it to be adequate at March 31, 2000.

Funding Sources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company, totaling $193.9 million, or 87.9% of the Company's funding sources at March 31, 2000.

Non-interest bearing deposits remain a smaller portion of the funding source for the Company than for most of its peers. These balances declined by $1.9 million at March 31, 2000 from the December 31, 1999 level. This decline is considered to be seasonal in nature and follows a trend of prior years.

Interest-bearings deposits were $180.2 million at March 31, 2000, compared to $182.5 million at December 31, 1999, a decline of 1.3%. Management considers this decline acceptable given the competitive pricing environment during the first quarter of 2000. Management believes the majority of the departing deposits were certificate of deposit customers with no other relationships with the Company. Such customers are extremely rate sensitive and do not represent overly profitable relationships.

In addition to traditional deposits, the Company maintains both short-term and long-term borrowing capacity with the Federal Home Loan Bank. FHLB borrowings totaled $24.1 million at March 31, 2000, compared to $19.2 million at December 31, 1999. Long-term borrowings reprice after their initial fixed rate period (at the discretion of the FHLB), and the Company has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

Shareholders' Equity

For the three months ended March 31, 2000, the Company had net income of $529,000 and paid dividends of $252,000, resulting in a dividend payout ratio of 47.6% of net income. Management feels the overall equity level supports this payout ratio but feels that the ratio to net income will eventually drop to more traditional industry standards. The intention is to maintain the per share dividend while earnings increase which will more normalize the payout ratio.

At March 31, 2000, the adjustment for the net unrealized loss on available-for-sale securities, net of income taxes, totaled $1.9 million, a change of $270,000 since December 31, 1999. Since all the investment securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are sensitive to the changing market values of investments.

The Company has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet and to certain off-balance sheet commitments.

At March 31, 2000, the risk-based capital ratios of the Company and each of the banking subsidiaries were above the minimum standard for a well-capitalized institution. The Company's risk-based capital ratio was 11.73%, compared to the 10% minimum standard for well-capitalized institutions. The Company's Tier 1 capital ratio of 10.73% also exceeded the 6% minimum standard for well-capitalized institutions. The leverage ratio at the end of the first quarter of 2000 was 7.07%, also above the minimum standard of 5% for well-capitalized institutions. The Company's capital ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company and each of the banking subsidiaries as part of its strategic decision process.

Liquidity and Interest Rate Sensitivity

The objective of the Company's asset/liability management function is to maintain consistent growth in net interest income through management of the Company's balance sheet liquidity and interest rate exposure based on changes in economic conditions, interest rate levels, and customer preferences.

The Company manages interest rate risk to minimize the impact of fluctuating interest rates on earnings. The Company uses simulation techniques that attempt to measure the volatility of changes in the level of interest rates, basic banking interest rate spreads, the shape of the yield curve, and the impact of changing product growth patterns. The primary method of measuring the sensitivity of earnings of changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior. These simulations include adjustments for the lag in prime loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings, and money market deposit accounts.

The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. The Company closely monitors the sensitivity of its assets and liabilities on an ongoing basis and projects the effect of various interest rate changes on its net interest margin. Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or reprice within a designated time-frame. The difference between rate sensitive assets and rate sensitive liabilities for a specified period of time is know as "gap".

Management believes the Company's current mix of assets and liabilities provides a reasonable level of risk related to significant fluctuations in net interest income and the resulting volatility of the Company's earning base. The Company's management reviews interest rate risk in relation to its effect on net interest income, net interest margin, and the volatility of the earnings base of the Company.

Effects of Inflation on Financial Statements

Substantially all of the Company's assets relate to banking and are monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the banking industry, typically monetary assets exceed monetary liabilities. Therefore, as prices have recently increased, financial institutions experienced a decline in the purchasing power of their net assets.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 1999. The following table compares rate sensitive assets and liabilities as of March 31, 2000 to December 31, 1999.

Amounts Maturing In:

(Dollars in thousands)

	First	Years
	Year	1 to 5	Thereafter	Total
Comparison of 3-31-00 to 12-31-99
Total rate sensitive assets:
At December 31, 1999	$51,557	$92,910	$75,418	$219,885
At March 31, 2000	52,622 --------------	95,207 --------------	73,781 --------------	221,610 --------------
Increase (decrease)	1,065	2,297	(1,637)	1,725
Total rate sensitive liabilities:
At December 31, 1999	$118,558	$82,684	$-	$201,242
At March 31, 2000	120,902 -------------	83,931 --------------	- --------------	204,833 --------------
Increase (decrease)	2,344	1,247	-	3,591

UNITED BANCSHARES, INC.

CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	For the Three Months Ended March 31
	2000		1999
	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate
ASSETS
Securities:
Taxable	$27,448	6.84%	$30,935	6.61%
Tax-exempt	26,757	7.81%	26,851	8.02%
Total	54,205	7.32%	57,786	7.26%
Loans	169,385	8.60%	145,689	8.66%
Federal funds sold	1,087	6.85%	4,101	5.53%
Total earning assets	224,677	8.26%	207,576	8.21%
Allowance for loan
Losses	(1,659)		(1,643)
Other assets	11,425		15,059
Total assets	$234,443		$220,992
LIABILITIES AND EQUITY
Interest bearing liabilities:
Interest bearing
deposits	$170,984	4.67%	$166,670	4.73%
Borrowed funds	21,359	6.03%	11,998	5.81%
Total	192,343	4.82%	178,668	4.80%
Non-interest bearing
Deposits	23,963		22,247
Other liabilities	285		1,490
Shareholders' equity	17,852		18,587
Total liabilities
and shareholders'
equity	$234,443		$220,992
Interest income to
earning assets		8.26%		8.21%
Interest expense to
earning assets		4.11%		4.13%
Net interest margin		4.15%		4.08%

Interest income and yields presented on a fully tax-equivalent basis using a 34% tax rate.

PART II

ITEM 1: Legal Proceedings.

None

ITEM 2: Changes in Securities and Use of Proceeds.

None

ITEM 3: Defaults upon Senior Securities.

None

ITEM 4: Submission of Matters to a Vote of Security Holders.

During the first quarter of 2000, shareholders of both The Company and The Bank of Leipsic Company voted to approve a merger whereby The Bank of Leipsic Company would become a wholly-owned subsidiary of The Company. Former shareholders of The Bank of Leipsic Company received 54.25 shares of The Company's stock in exchange for each share owned of The Bank of Leipsic Company.

ITEM 5: Other Information

None

ITEM 6: Exhibits and Reports on Form 8-K.

(a) Exhibit 11 Computation of Earnings Per Share

Exhibit 27 Financial Data Schedule

(b) No Form 8-K was filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

By:/s/ E. Eugene Lehman

E. Eugene Lehman

President

(Also signing as CFO)

Date: May 12, 2000

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED MARCH 31, 2000

Exhibit
Number	Description	Exhibit Location
11	Computation of Earnings Per Share.	Filed herewith
27	Financial Data Schedule	EDGAR electronic filing only