Form 10-Q
period 2000-06-30
UNITED BANCSHARES INC/OH
filed 2000-08-10
CIK 1087456

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

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

Yes X No

_ _ _ _ _ _ _ _ _ _ _ _

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of August 1, 2000: 2,243,092.

This document contains 19 pages.

PART I - - FINANCIAL INFORMATION

ITEM 1

The following unaudited Condensed Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Shareholders' Equity, and Consolidated Statements of Cash Flows of United Bancshares, Inc. (the "Company") and subsidiaries, reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2000	1999
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,929	$6,349
Interest-bearing deposits in other banks	49	125
Federal funds sold	2,951 ------------	2,298 --------------
Total cash and cash equivalents	7,929 ------------	8,772 --------------
Available-for-sale investment securities, at estimated fair value
(amortized cost of $58,295 and $54,713 at June
30, 2000 and December 31, 1999, respectively)	55,260	52,264
Loans	176,965	167,229
Allowance for loan losses	(1,763) ------------	(1,673) -------------
Net loans	175,202 -----------	165,556 --------------
Premises and equipment, net	4,263	4,181
Other assets	6,730 ------------	6,259 -------------
Total assets	$249,384 ------------	$237,032 --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$14,887	$15,590
Interest bearing	183,004 ------------	182,540 --------------
Total deposits	197,891 ------------	198,130 --------------
Federal Home Loan Bank borrowings	32,528	19,195
Federal funds purchased and other borrowings	275	275
Accrued expenses and other liabilities	1,316 ------------	1,357 --------------
Total liabilities	232,010 ------------	218,957 --------------
Shareholders' Equity
Common stock, $1 stated value, 3,750,000 shares
Authorized - 2,296,410 shares issued at
June 30, 2000 and 2,283,635 shares
issued at December 31, 1999	2,296	2,284
Capital surplus	1,939	1,890
Retained earnings	16,056	15,517
Accumulated other comprehensive loss	(2,003) ------------	(1,616) --------------
	18,288	18,075
Treasury stock, at cost, 53,318 shares	(914) ------------	- --------------
Total shareholders' equity	17,374 ------------	18,075 --------------
Total liabilities and shareholders' equity	$249,384 ------------	$237,032 --------------

UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000 --------------	1999 -----------	2000 --------------	1999 ------------
Interest income	$4,640	$4,100	$9,091	$8,122
Interest expense	2,521 --------------	2,117 -----------	4,828 --------------	4,233 ------------
Net interest income	2,119	1,983	4,263	3,889
Provision for loan losses	102 -------------	78 -----------	215 --------------	146 ------------
Net interest income after
provision for loan losses	2,017	1,905	4,048	3,743
Other income	252	229	488	499
Gain (loss) on securities transactions	-	(5)	(1)	4
Other expenses	1,595 --------------	1,482 -----------	3,204 --------------	3,034 ------------
Income before income taxes	674	647	1,331	1,212
Income taxes	167 --------------	143 -----------	294 --------------	233 ------------
Net Income	$507 --------------	$504 -----------	$1,037 --------------	$979 ------------
Basic earnings per share	$0.22	$0.22	$0.45	$0.43
Diluted earnings per share	$0.21 --------------	$0.21 -----------	$0.43 --------------	$0.41 ------------
Weighted average shares
outstanding (basic)	2,292,868 --------------	2,274,189 ------------	2,291,652 --------------	2,274,005 ------------
Weighted average shares
outstanding (diluted)	2,409,448 --------------	2,409,448 ------------	2,409,448 --------------	2,409,448 ------------
Cash dividends declared	$247 --------------	$211 ------------	$499 --------------	$211 ------------
Cash dividend per share	$0.11 --------------	$0.09 ------------	$0.22 --------------	$0.09 ------------
Comprehensive income	$391 --------------	$(623) ------------	$650 --------------	$(575) ------------

UNITED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2000	1999
Cash flows from operating activities:
Net income	$1,037	$979
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	215	146
Depreciation, amortization and accretion	189	148
Increase in other assets	(213)	(615)
(Decrease) increase in other liabilities	(41) -------	215 --------
Net cash provided by operating activities	1,187 -------	873 --------
Cash flows from investing activities:
Net proceeds from sales/(purchases) of
available for sale securities	(3,583)	9,548
Net increase in loans	(9,861)	(14,967)
(Increase)/decrease in other real estate owned	(57)	121
Expenditures for premises and equipment	(271) ----------	(165) -----------
Net cash provided by (used in) investing activities	(13,772) -----------	(5,463) ----------
Cash flows from financing activities:
Net (decrease)increase in deposits	(239)	10,145
Federal Home Loan Bank borrowings:
Borrowings	13,500	8,285
Repayments	(167)	(15,952)
Net increase (decrease) in Federal funds purchased
and other borrowings	-	(1,920)
Cash dividends paid	(499)	(211)
Purchase of treasury stock	(914)	-
Redemption of fractional shares	-	(3)
Exercise of stock options	61 -----------	26 -----------
Net cash provided by (used in) financing activities	11,742 -----------	370 -----------
Net (decrease) increase in cash and cash equivalents	(843)	(4,220)
Cash and cash equivalents at beginning of period	8,772 -----------	9,284 -----------
Cash and cash equivalents at end of period	$7,929 ======	$5,064 ======

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

NOTES TO FINANCIAL STATEMENTS (Unaudited), (continued)

Accounting Standard Implemented in 2000

In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Under Statement 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives is reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. Statement 137 was issued in June 1999, and deferred the effectiveness of Statement 133 to all quarters of fiscal years beginning after June 15, 2000, with earlier adoption permitted. There was no impact on the Company's consolidated financial statements as a result of adopting Statement 133 during the second quarter of 2000 since the Company did not hold any derivative instruments or conduct hedging activities during the period.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2000	1999	2000	1999
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.85% ------------	0.91% -------------	0.88% --------------	0.89% -----------
Average shareholders' equity (a)	11.80%	10.88%	11.76%	10.90%
Net interest margin (a)	4.01% ------------	4.10% -------------	4.08% --------------	4.09% -----------
Efficiency ratio (b)	62.82%	63.01%	62.93%	64.92%
Average shareholders' equity to average assets	7.22% ------------	8.33% --------------	7.48% --------------	8.16% -----------
Loans, net of unearned interest, to deposits
(end of period)	89.43% ------------	79.86% --------------	89.43% --------------	79.86% -----------
Allowance for loan losses to loans, net of
unearned interest (end of period)	1.00% ------------	1.04% --------------	1.00% -------------	1.04% -----------
Capital ratios:
Tier I capital ratio	10.66%	11.65%	10.66%	11.65%
Risk-based capital ratio	11.65% ------------	12.68% --------------	11.65% --------------	12.68% -----------
Leverage ratio	6.78%	7.99%	6.78%	7.99%
Cash dividends to net income	48.56%	41.82%	48.08%	21.53%
PER SHARE DATA
Book value per share	$ 7.75	$ 7.99	$ 7.75	$ 7.99
Diluted earnings per share	$ 0.21	$ 0.21	$ 0.43	$ 0.41
Cash dividends per share	$ 0.11 ------------	$ 0.09 --------------	$ 0.22 --------------	$ 0.09 -----------

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

Introduction

When or if used in the Company's Securities and Exchange Commission filings or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases: "anticipate", "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "is estimated", "is projected", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Any such statements are subject to the risks and uncertainties that include but are not limited to: changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition. All or some of these factors could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The Company cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date made, and advises readers that various factors including regional and national economic conditions, substantial changes in the levels of market interest rates, credit and other risks associated with lending and investing activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

Net income for the three months ended June 30, 2000, totaled $507,000, a 0.7% increase over 1999 results of $504,000. Net income for the six months ended June 30, 2000, totaled $1,037,000, a 5.9% increase over 1999 results of $979,000. Earnings per diluted share were $0.21 for the three months ended June 30, 2000, the same as reported for the same period in 1999. Earnings per diluted share were $0.43 for the six months ended June 30, 2000 compared to $0.41 for the same period in 1999.

During the first six months of 2000, the Company recognized $137,000 of expenses associated with the acquisition of The Bank of Leipsic. The majority of these expenses were legal fees related to comply with the various documents and filings required to effect the acquisition. At the same time, the Company recognized a reduction of expenses in the amount of $142,000 due to the market value impact on previously-issued Stock Appreciation Rights. The Company looks at these two amounts as nonrecurring in nature and basically offset one another.

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

Net interest income was $2,119,000 in the second quarter of 2000 compared to $1,983,000 for the same period of 1999. As can be seen in the "Consolidated Average Balance Sheet and Analysis of Net Interest Income", this increase largely results from an increase in average loan balances that offsets a decrease in the net interest margin. Net interest income was $4,263,000 for the first half of 2000 compared to $3,889,000 for the same period of 1999. Again, this increase is largely attributable to an increase in average loan balances that offsets a decrease in the net interest margin.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets. The resultant percentage serves as a measurement for the Company in comparing its results with those of past periods as well as those of peer companies. For the three months ended June 30, 2000, the net interest margin (on a taxable equivalent basis) was 4.01% compared with 4.10% for the same period of 1999. Most of this decrease was due to interest expense attributable to interest-bearing liabilities. The rates on these liabilities have increased as a result of recent Federal Reserve action to increase rates and the resulting competitive pressures. Yields on loans are typically slower to respond to such market increases, causing a margin shrinkage. For the six months ended June 30, 2000, the net interest margin (on a taxable equivalent basis) was 4.08% compared with 4.09% for the same period of 1999.

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

Non-Interest Expense

For the three-month period ended June 30, 2000, non-interest expenses totaled $1,595,000 compared to $1,482,000 for the equivalent period of 1999. Occupancy expense, attributable to the renovated operations center, increased by $44,000 and data processing expenses increased by $65,000 due to the outsourcing cost of the proof and transit function. Salaries and benefits were lower in the first quarter by $30,000 compared to the equivalent period of 1999, primarily due to this outsourced function. For the six-month period ended June 30, 2000, non-interest expenses totaled $3,204,000 compared to $3,034,000 for the equivalent period of 1999. Salaries and benefits decreased from $1,630,000 in 1999 to $1,405,000 in 2000. The majority of this decrease is attributable to the adjustment made to state the current value of outstanding Stock Appreciation Rights in accordance with the decline in market value of the associated shares. To a lesser degree, attrition of employees accounted for some decline. Net occupancy expense increased from $265,000 in 1999 to $359,000 in 2000 largely as a result of the opening of an operations center to house the consolidated operations areas of the two subsidiaries. Data processing costs increased to $302,000 from $161,000. As previously mentioned, the cost of proof and transit is now reflected here since it is performed off-site. Previously, this labor-intensive cost would have been included in salaries and benefits. Other costs increased from $690,000 in the first six months of 1999 to $857,000 in 2000. Causing virtually all of this increase were the $137,000 of costs attributable to the merger with The Bank of Leipsic Company.

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

In the first half of 2000, the Company's efficiency ratio was 62.93% compared to 64.92% for the same period of 1999.

Return on Assets

For the quarter ended June 30, 2000, return on average assets ("ROA") was 0.85% compared to 0.91% for the same period of 1999. For the six-month period ended June 30, 2000, return on average assets ("ROA") was 0.88% compared to 0.89% for the same period of 1999.

Return on Equity

For the quarter ended June 30, 2000, return on average equity ("ROE") was 11.80% compared to 10.88% for the same period of 1999. For the six-month period ended June 30, 2000, return on average equity ("ROE") was 11.76% compared to 10.90% for the same period of 1999. A significant factor contributing to these year-to-year changes was the acquisition of treasury shares (causing a reduction in total shareholders' equity) at a cost of $914,000 near the end of the first quarter of 2000.

The Company and both of its subsidiaries are considered well-capitalized under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at June 30, 2000, net of the allowance for loan losses, increased by $10 million from the balance at December 31, 1999. Investment securities have increased by $3 million during this six-month period. Deposits during this same period have basically remained unchanged. The funding for the asset growth was provided by additional borrowings from the Federal Home Loan Bank of $13 million.

Shareholders' equity decreased from $18.1million at December 31, 1999 to $17.4 million at June 30, 2000. This decrease was caused by the acquisition of treasury stock at a cost of $914 thousand, cash dividends paid of $499,000, and an additional unrealized loss on available-for-sale securities, net of income taxes, of $387,000. These items were offset by the net income for the first quarter of $1,037,000.

Cash and Cash Equivalents

Cash and cash equivalents totaled $7.9 million at June 30, 2000 compared to $8.8 million at December 31, 1999. Federal funds sold at December 31, 1999 were $2.3 million and $3.0 million at June 30, 2000.

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

Investment Securities

At June 30, 2000, investment securities totaled $55.3 million, an increase of $3 million (5.7%) from December 31, 1999. All of the Company's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities. At June 30, 2000, the amortized cost of the Company's investment securities totaled $58.3 million, resulting in unrealized depreciation of $3.0 million and a corresponding after tax decrease in the Company's equity of $2.0 million.

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

Gross loans totaled $177.0 million at June 30, 2000, an increase of $9.7 million (or 11.6% on an annualized basis) since December 31, 1999.

The following table details total outstanding loans at the specified dates:

	($ in millions)
	June 30	December 31
	2000	1999
Commercial, financial, and
Agricultural	$88.6	$83.5
Real estate, construction	6.1	5.4
Real estate, mortgage	61.9	58.2
Consumer	20.4 -------	20.1 --------
Total loans	$177.0 ====	$167.2 =====

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans was 1.00% at June 30, 2000 and 1.04% at December 31, 1999.

The following table presents changes in the Company's allowance for loan losses for the six months ended June 30, 2000, and 1999, respectively:

	($ in thousands)
	2000	1999
Balance, beginning of period	$1,673	$1,664
Chargeoffs	(166)	(218)
Recoveries	41 ------------	35 --------------
Net chargeoffs	(125)	(183)
Provision for loan losses	215	146
Balance, end of period	$1,763 =======	$1,627 ========

Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 1.23% at June 30, 2000, compared to 1.26% at December 31, 1999. Nonaccrual loans and those loans 90 days past due totaled $884,000 and $1,301,000, respectively, at June 30, 2000, compared to $743,000 and $1.367,000, respectively, at year-end 1999. Management believes the current level of nonperforming loans is better than peer group levels and is a reflection of the quality of the Company's loan portfolio.

At June 30, 2000, the Company had an insignificant amount of loans that were considered impaired. Management will continue to monitor the status of impaired loans, including performing and nonperforming loans, in order to determine the appropriate level of the allowance for loan losses.

The first half of 2000's provision for loan losses was higher in comparison to the same period of 1999 due to management's intention to increase the allowance at each separate subsidiary to a level at least equal to 1.00% of outstanding loans. Management continually monitors the loan portfolio to determine the adequacy of the allowance for loan losses and considers it to be adequate at June 30, 2000.

Funding Sources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company, totaling $197.9 million, or 85.1% of the Company's funding sources at June 30, 2000.

Non-interest bearing deposits remain a smaller portion of the funding source for the Company than for most of its peers. These balances declined by $0.7 million at June 30, 2000 from the December 31, 1999 level. This decline is considered to be seasonal in nature and follows a trend of prior years.

Interest-bearings deposits were $183.0 million at June 30, 2000, compared to $182.5 million at December 31, 1999, a decline of 1.3%. Management considers this modest growth acceptable given the competitive pricing environment during the first quarter of 2000.

In addition to traditional deposits, the Company maintains both short-term and long-term borrowing capacity with the Federal Home Loan Bank. FHLB borrowings totaled $32.5 million at June 30, 2000, compared to $19.2 million at December 31, 1999. Long-term borrowings reprice after their initial fixed rate period (at the discretion of the FHLB), and the Company has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

Shareholders' Equity

For the six months ended June 30, 2000, the Company had net income of $1,037,000 and paid dividends of $499,000, resulting in a dividend payout ratio of 48.1% of net income. Management feels the overall equity level supports this payout ratio but feels that the ratio to net income will eventually drop to more traditional industry standards. The intention is to maintain the per share dividend while earnings increase which will more normalize the payout ratio.

At June 30, 2000, the adjustment for the net unrealized loss on available-for-sale securities, net of income taxes, totaled $2.0 million, a change of $387 thousand since December 31, 1999. Since all the investment securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are sensitive to the changing market values of investments.

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

At June 30, 2000, the risk-based capital ratios of the Company and each of the banking subsidiaries were above the minimum standard for a well-capitalized institution. The Company's risk-based capital ratio was 11.65%, compared to the 10% minimum standard for well-capitalized institutions. The Company's Tier 1 capital ratio of 10.66% also exceeded the 6% minimum standard for well-capitalized institutions. The leverage ratio at the end of the first quarter of 2000 was 6.78%, also above the minimum standard of 5% for well-capitalized institutions. The Company's capital ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company and each of the banking subsidiaries as part of its strategic decision process.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 1999. The following table compares rate sensitive assets and liabilities as of June 30, 2000 to December 31, 1999.

Amounts Maturing In:

(Dollars in thousands)

	First	Years
	Year	1 to 5	Thereafter	Total
Comparison of 6-30-00 to 12-31-99
Total rate sensitive assets:
At December 31, 1999	$51,557	$92,910	$75,418	$219,885
At June 30, 2000	62,010 ---------------	98,397 ----------------	72,254 ------------------	232,661 ---------------
Increase (decrease)	10,453	5,487	(3,164)	12,776
Total rate sensitive liabilities:
At December 31, 1999	$118,558	$82,684	$-	$201,242
At June 30, 2000	112,048 ---------------	90,629 ----------------	13,128 -------------------	215,805 -------------------
Increase (decrease)	(6,510)	7,945	13,128	14,563

UNITED BANCSHARES, INC.

CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	For the Three Months Ended June 30				For the Six Months Ended June 30
	2000		1999		2000		1999
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Securities:
Taxable	$26,998	6.61%	$30,071	6.35%	$27,223	6.73%	$30,500	6.48%
Tax-exempt	25,931 ----------	7.88% ----------	22,649 ----------	8.11% ----------	26,344 ----------	7.84% -----------	24,738 ----------	8.06% ----------
Total	52,929	7.23%	52,720	7.11%	53,567	7.28%	55,238	7.19%
Loans	174,940	8.81%	153,652	8.56%	172,162	8.71%	149,692	8.61%
Federal funds sold	2,074 ----------	5.62% ---------	3,105 ----------	5.56% ---------	1,581 ----------	6.04% -----------	3,601 ----------	5.54% ----------
Total earning assets	229,943	8.39%	209,477	8.15%	227,310	8.33%	208,531	8.18%
Allowance for loan
Losses	(1,734)		(1,596)		(1,696)		(1,619)
Other assets	11,237 ----------		15,077 ----------		11,330 ---------		15,069 ---------
Total assets	$239,446 =====		$222,958 =====		$236,944 =====		$221,981 =====
LIABILITIES AND EQUITY
Interest bearing liabilities:
Interest bearing
deposits	$180,851	4.70%	$181,383	4.39%	$180,832	4.56%	$178,206	4.45%
Borrowed funds	26,827 ----------	6.12% ----------	7,778 ----------	6.81% ----------	24,093 ----------	6.08% -----------	9,876 ----------	6.21% ----------
Total	207,678	4.88%	189,161	4.49%	204,925	4.74%	188,082	4.54%
Non-interest bearing
Deposits	14,569		13,869		14,352		13,897
Other liabilities	327		1,304		305		1,396
Shareholders' equity	16,872 ----------		18,624 ----------		17,362 ----------		18,606 ----------
	Total liabilities
	and shareholders'
equity	$239,446 =====		$222,958 =====		$236,944 =====		$221,981 =====
Interest income to
earning assets		8.39% ----------		8.15% ----------		8.33% -----------		8.18% ---------
Interest expense to
earning assets		4.38% ----------		4.05% ----------		4.25% -----------		4.09% ----------
Net interest margin		4.01% ----------		4.10% ----------		4.08% -----------		4.09% ----------

Interest income and yields presented on a fully tax-equivalent basis using a 34% tax rate.

PART II

ITEM 1:	Legal Proceedings.
None
ITEM 2:	Changes in Securities and Use of Proceeds.
None
ITEM 3:	Defaults upon Senior Securities.
None
ITEM 4:	Submission of Matters to a Vote of Security Holders.
None
ITEM 5:	Other Information
None
ITEM 6:	Exhibits and Reports on Form 8-K.
	(a) Exhibit 11	Computation of Earnings Per Share
	Exhibit 27	Financial Data Schedule
	(b)	Form 8-K was filed during the quarter ended June 30, 2000 reflecting change in accounting firms.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date:	August 10, 2000	By:/s/ E. Eugene Lehman
E. Eugene Lehman
President
(Also signing as CFO)

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED JUNE 30, 2000

Exhibit
Number	Description	Exhibit Location
11	Computation of Earnings Per Share	Filed herewith
27	Financial Data Schedule	EDGAR electronic filing only

EXHIBIT 11

UNITED BANCSHARES, INC. AND SUBSIDIARIES

Computation of Earnings Per Share

	Three months ended		Six months ended
	June 30,		June 30,
	2000	1999	2000	1999
BASIC EARNINGS PER SHARE
EARNINGS:
Net Income	$507	$504	$1,037	$979
AVERAGE SHARES OUTSTANDING:
Weighted average common shares outstanding	2,292,868	2,274,189	2,291,652	2,274,005
BASIC EARNINGS PER SHARE	$0.22	$0.22	$0.45	$0.43
DILUTED EARNINGS PER SHARE
EARNINGS:
Net Income	$507	$504	$1,037	$979
AVERAGE SHARES OUTSTANDING:
Weighted average common shares outstanding	2,292,868	2,274,189	2,291,652	2,274,005
Net effect of the assumed exercise of stock options	116,580 --------------	135,259 ------------	117,796 --------------	135,443 ------------
Total	2,409,448	2,409,448	2,409,448	2,409,448
DILUTED EARNINGS PER SHARE	$0.21	$0.21	$0.43	$0.41