Form 10-Q
period 2000-09-30
UNITED BANCSHARES INC/OH
filed 2000-11-13
CIK 1087456

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of October 20, 2000: 2,247,328.

This document contains 19 pages.

PART I - FINANCIAL INFORMATION

ITEM 1

The following unaudited Condensed Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Shareholders' Equity, and Consolidated Statements of Cash Flows of United Bancshares, Inc. (the "Company") and subsidiaries, reflect all adjustments (which include normal recurring accruals) necessary to present fairly such information for the periods and dates indicated. Since the following condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes necessary for a fair presentation of financial position in conformity with generally accepted accounting principles. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2000	1999
ASSETS
Cash and cash equivalents:
Cash and due from banks	$5,371	$6,349
Interest-bearing deposits in other banks	147	125
Federal funds sold	4,103	2,298
Total cash and cash equivalents	9,621	8,772
Available-for-sale investment securities, at estimated fair value
(amortized cost of $56,008 and $54,713 at September
30, 2000 and December 31, 1999, respectively)	54,249	52,264
Loans	179,661	167,229
Allowance for loan losses	(1,804)	(1,673)
Net loans	177,857	165,556
Premises and equipment, net	4,238	4,181
Other assets	6,569	6,259
Total assets	$252,534	$237,032
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$15,373	$15,590
Interest bearing	184,773	182,540
Total deposits	200,146	198,130
Federal Home Loan Bank borrowings	32,443	19,195
Federal funds purchased and other borrowings	275	275
Accrued expenses and other liabilities	1,306	1,357
Total liabilities	234,170	218,957
Shareholders' Equity
Common stock, $1 stated value, 3,750,000 shares
Authorized - 2,300,646 shares issued at
September 30, 2000 and 2,283,635 shares
issued at December 31, 1999	2,301	2,284
Capital surplus	1,955	1,890
Retained earnings	16,183	15,517
Accumulated other comprehensive loss	(1,161)	(1,616)
	19,278	18,075
Treasury stock, at cost, 53,318 shares	(914)	-
Total shareholders' equity	18,364	18,075
Total liabilities and shareholders' equity	$252,534	$237,032

UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
Interest income	$4,873	$4,187	$13,964	$12,308
Interest expense	2,855	2,129	7,683	6,361
Net interest income	2,018	2,058	6,281	5,947
Provision for loan losses	118	87	333	233
Net interest income after
provision for loan losses	1,900	1,971	5,948	5,714
Other income	263	253	750	752
Gain (loss) on securities transactions	4	10	3	14
Other expenses	1,727	1,478	4,931	4,512
Income before income taxes	440	756	1,770	1,968
Income taxes	65	179	359	411
Net Income	$375	$577	$1,411	$1,557
Basic earnings per share	$0.16	$0.25	$0.62	$0.68
Diluted earnings per share	$0.16	$0.24	$0.59	$0.65
Weighted average shares
outstanding (basic)	2,298,549	2,274,189	2,293,968	2,274,067
Weighted average shares
outstanding (diluted)	2,409,448	2,409,448	2,409,448	2,409,448
Cash dividends declared	$247	$291	$746	$502
Cash dividend per share	$0.11	$0.13	$0.33	$0.22
Comprehensive income	$1,217	$269	$1,867	$(306)

UNITED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2000	1999
Cash flows from operating activities:
Net income	$1,411	$1,557
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	333	233
Depreciation, amortization and accretion	284	223
Increase in other assets	519	(23)
(Decrease) increase in other liabilities	(52)	(150)
Net cash provided by operating activities	2,495	1,840
Cash flows from investing activities:
Net proceeds from sales/(purchases) of
available for sale securities	(2,128)	8,756
Net increase in loans	(12,634)	(21,400)
(Increase)/decrease in other real estate owned	(230)	3
Expenditures for premises and equipment	(341)	(205)
Net cash provided by (used in) investing activities	(15,333)	(12,846)
Cash flows from financing activities:
Net (decrease)increase in deposits	2,016	8,616
Federal Home Loan Bank borrowings:
Borrowings	13,500	14,285
Repayments	(252)	(16,053)
Net increase (decrease) in Federal funds purchased
and other borrowings	-	(195)
Cash dividends paid	(746)	(502)
Purchase of treasury stock	(914)	-
Redemption of fractional shares	-	(3)
Exercise of stock options	83	26
Net cash provided by (used in) financing activities	13,687	6,174
Net (decrease) increase in cash and cash equivalents	849	(4,832)
Cash and cash equivalents at beginning of period	8,772	9,284
Cash and cash equivalents at end of period	$9,621	$4,452

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

NOTES TO FINANCIAL STATEMENTS (Unaudited), (continued)

1. Acquisitions/New Branches

On February 1, 2000, the Company completed the acquisition of The Bank of Leipsic Company in an exchange of stock that was accounted for as a pooling of interests. As a result, the financial position and results of operations of The Bank of Leipsic Company are consolidated within the accompanying financial statements for all periods presented.

During the third quarter of 2000, an Affiliation Agreement was signed with Delphos Citizens Bancorp whereby Delphos Citizens Bancorp will merge with and into United Bancshares. The agreement is subject to approval by shareholders of both organizations as well as regulatory bodies. Form 8-K was filed during the quarter disclosing this proposed transaction.

In October 2000, the Company applied for a full-service branch to be located at 215 W. Market Street, Lima, Ohio. This branch will be located in a facility to be purchased in November 2000. The tentative opening date for the branch would be December 2000.

2. Accounting Standard Implemented in 2000

In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Under Statement 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives is reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. Statement 137 was issued in June 1999, and deferred the effectiveness of Statement 133 to all quarters of fiscal years beginning after June 15, 2000, with earlier adoption permitted. There was no impact on the Company's consolidated financial statements as a result of adopting Statement 133 during the third quarter of 2000 since the Company did not hold any derivative instruments or conduct hedging activities during the period.

Generally accepted accounting principles require an entity that sells loans with servicing rights retained to allocate the total cost of the loan to the mortgage servicing rights and the loans based on their relative values. The Company has not yet adopted the policy of allocating the value of servicing rights retained. However, in October 2000, the Company engaged a consultant to assist in the determination of the fair value of mortgage servicing rights and expects to record the fair value of mortgage servicing rights in the December 31, 2000 consolidated financial statements.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.60%	1.02%	0.78%	0.93%
Average shareholders' equity (a)	8.34%	12.62%	10.86%	11.49%
Net interest margin (a)	3.66%	4.09%	3.92%	4.09%
Efficiency ratio (b)	70.41%	60.22%	65.29%	62.82%
Average shareholders' equity to average assets	6.90%	8.05%	7.18%	8.27%
Loans, net of unearned interest, to deposits
(end of period)	89.76%	83.78%	89.76%	83.78%
Allowance for loan losses to loans, net of
unearned interest (end of period)	1.00%	1.03%	1.00%	1.03%
Capital ratios:
Tier I capital ratio	10.53%	11.53%	10.53%	11.53%
Risk-based capital ratio	11.45%	12.48%	11.45%	12.48%
Leverage ratio	7.12%	7.80%	7.12%	7.80%
Cash dividends to net income	66.01%	50.37%	52.84%	32.23%
PER SHARE DATA
Book value per share	$7.98	$7.98	$7.98	$7.98
Diluted earnings per share	$0.16	$0.24	$0.59	$0.65
Cash dividends per share	$0.11	$0.12	$0.33	$0.22

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

The Company cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date made, and advises readers that various factors including regional and national economic conditions, substantial changes in the levels of market interest rates, credit and other risks associated with lending and investing activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obiligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

Net income for the three months ended September 30, 2000, totaled $375,000, a 35.0% decrease over 1999 results of $577,000. Net income for the nine months ended September 30, 2000, totaled $1,411,000, a 9.4% decrease over 1999 results of $1,557,000. Earnings per diluted share were $0.16 for the three months ended September 30, 2000, as compared to $0.24 for the same period in 1999. Earnings per diluted share were $0.59 for the nine months ended September 30, 2000 compared to $0.65 for the same period in 1999.

During the first nine months of 2000, the Company recognized $137,000 of expenses associated with the acquisition of The Bank of Leipsic. The majority of these expenses were legal fees related to comply with the various documents and filings required to effect the acquisition. At the same time, the Company recognized a reduction of expenses in the amount of $142,000 due to the market value impact on previously-issued Stock Appreciation Rights. The Company looks at these two amounts as nonrecurring in nature and basically offset one another.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Company. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.

Net interest income was $2,018,000 in the third quarter of 2000 compared to $2,058,000 for the same period of 1999. As can be seen in the "Consolidated Average Balance Sheet and Analysis of Net Interest Income", this decrease results from an increase in the rate paid on interest bearing liabilities which offsets the increase in the earning assets. Net interest income was $6,281,000 for the first nine months of 2000 compared to $5,947,000 for the same period of 1999. This increase is largely attributable to an increase in average loan balances that offsets a decrease in the net interest margin.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets. The resultant percentage serves as a measurement for the Company in comparing its results with those of past periods as well as those of peer companies. For the three months ended September 30, 2000, the net interest margin (on a taxable equivalent basis) was 3.66% compared with 4.09% for the same period of 1999. Most of this decrease was due to interest expense attributable to interest-bearing liabilities. The rates on these liabilities have increased as a result of recent Federal Reserve action to increase rates and the resulting competitive pressures. Yields on loans are typically slower to respond to such market increases, causing a margin shrinkage. For the nine months ended September 30, 2000, the net interest margin (on a taxable equivalent basis) was 3.92% compared with 4.09% for the same period of 1999.

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

Non-Interest Expense

For the three-month period ended September 30, 2000, non-interest expenses totaled $1,727,000 compared to $1,478,000 for the equivalent period of 1999. Salaries and benefits represented $102,000 of this increase, primarily due to annual merit increases as well as several new positions. Data processing costs were higher by $40,000 due to the outsourced proof and transit function. Other real estate owned expense, relating to foreclosed property, was $40,000 higher in the third quarter of 2000 as compared to 1999. For the nine-month period ended September 30, 2000, non-interest expenses totaled $4,931,000 compared to $4,512,000 for the equivalent period of 1999. Salaries and benefits decreased from $2,360,000 in 1999 to $2,237,000 in 2000. The majority of this decrease is attributable to the adjustment made to state the current value of outstanding Stock Appreciation Rights in accordance with the decline in market value of the associated shares. To a lesser degree, attrition of employees accounted for some decline. Net occupancy expense increased from $449,000 in 1999 to $541,000 in 2000 largely as a result of the opening of an operations center to house the consolidated operations areas of the two subsidiaries. Data processing costs increased to $459,000 from $277,000. As previously mentioned, the cost of proof and transit is now reflected here since it is performed off-site. Previously, this labor-intensive cost would have been included in salaries and benefits. Other costs increased from $1,019,000 in the first nine months of 1999 to $1,261,000 in 2000. Causing most of this increase were the $137,000 of costs attributable to the merger with The Bank of Leipsic Company.

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

In the first nine months of 2000, the Company's efficiency ratio was 65.29% compared to 62.82% for the same period of 1999.

Return on Assets

For the quarter ended September 30, 2000, return on average assets ("ROA") was 0.60% compared to 1.02% for the same period of 1999. For the nine-month period ended September 30, 2000, return on average assets ("ROA") was 0.78% compared to 0.93% for the same period of 1999.

Return on Equity

For the quarter ended September 30, 2000, return on average equity ("ROE") was 8.34% compared to 12.62% for the same period of 1999. For the nine-month period ended September 30, 2000, return on average equity ("ROE") was 10.86% compared to 11.49% for the same period of 1999. A significant factor contributing to these year-to-year changes was the acquisition of treasury shares (causing a reduction in total shareholders' equity) at a cost of $914,000 near the end of the first quarter of 2000.

The Company and both of its subsidiaries are considered well-capitalized under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at September 30, 2000, net of the allowance for loan losses, increased by $12 million from the balance at December 31, 1999. Investment securities have increased by $2 million during this nine-month period. Deposits during this same period have increased by $2 million. The remaining funding for the asset growth was provided by additional borrowings from the Federal Home Loan Bank of $13 million.

Shareholders' equity increased from $18.1million at December 31, 1999 to $18.4 million at September 30, 2000. This increase results from increases provided by net income for the nine-month period of $1,411,000 and a reduction in the unrealized loss on available-for-sale securities, net of income taxes, of $615,000. These increases were offset by the acquisition of treasury stock at a cost of $914,000, and cash dividends paid of $746,000.

Cash and Cash Equivalents

Cash and cash equivalents totaled $9.6 million at September 30, 2000 compared to $8.8 million at December 31, 1999. Federal funds sold at December 31, 1999 were $2.3 million and $4.1 million at September 30, 2000.

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

Investment Securities

At September 30, 2000, investment securities totaled $54.2 million, an increase of $2 million (3.8%) from December 31, 1999. All of the Company's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities. At September 30, 2000, the amortized cost of the Company's investment securities totaled $56.0 million, resulting in unrealized depreciation of $1.8 million and a corresponding after tax decrease in the Company's equity of $1.2 million.

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

Gross loans totaled $179.7 million at September 30, 2000, an increase of $12.4 million, or 7.4%, since December 31, 1999.

The following table details total outstanding loans at the specified dates:

	($ in millions)
	September 30	December 31
	2000	1999
Commercial, financial, and
Agricultural	$91.5	$83.5
Real estate, construction	6.0	5.4
Real estate, mortgage	62.6	58.2
Consumer	19.6	20.1
Total loans	$179.7	$167.2

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans was 1.00% at September 30, 2000 and 1.00% at December 31, 1999.

The following table presents changes in the Company's allowance for loan losses for the nine months ended September 30, 2000, and 1999, respectively:

	($ in thousands)
	2000	1999
Balance, beginning of period	$1,673	$1,664
Chargeoffs	(274)	(218)
Recoveries	72	35
Net chargeoffs	(202)	(183)
Provision for loan losses	333	233
Balance, end of period	$1,804	$1,681

Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 1.66% at September 30, 2000, compared to 1.26% at December 31, 1999. Nonaccrual loans and those loans 90 days past due totaled $526,000 and $1,831,000, respectively, at September 30, 2000, compared to $743,000 and $1.367,000, respectively, at year-end 1999. Management believes the current level of nonperforming loans is better than peer group levels and is a reflection of the quality of the Company's loan portfolio.

At September 30, 2000, the Company had an insignificant amount of loans that were considered impaired. Management will continue to monitor the status of impaired loans, including performing and nonperforming loans, in order to determine the appropriate level of the allowance for loan losses.

The first nine months of 2000's provision for loan losses was higher in comparison to the same period of 1999 due to management's intention to increase the allowance at each separate subsidiary to a level at least equal to 1.00% of outstanding loans. Management continually monitors the loan portfolio to determine the adequacy of the allowance for loan losses and considers it to be adequate at September 30, 2000.

Funding Sources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company, totaling $200.1 million, or 85.9% of the Company's funding sources at September 30, 2000.

Non-interest bearing deposits remain a smaller portion of the funding source for the Company than for most of its peers. These balances declined by $0.2 million at September 30, 2000 from the December 31, 1999 level. This decline is considered to be seasonal in nature and follows a trend of prior years.

Interest-bearings deposits were $184.8 million at September 30, 2000, compared to $182.5 million at December 31, 1999, an increase of 1.2%. Management considers this modest growth acceptable given the competitive pricing environment during the first nine months of 2000.

In addition to traditional deposits, the Company maintains both short-term and long-term borrowing capacity with the Federal Home Loan Bank. FHLB borrowings totaled $32.4 million at September 30, 2000, compared to $19.2 million at December 31, 1999. Long-term borrowings reprice after their initial fixed rate period (at the discretion of the FHLB), and the Company has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

Shareholders' Equity

For the nine months ended September 30, 2000, the Company had net income of $1,411,000 and paid dividends of $746,000, resulting in a dividend payout ratio of 52.8% of net income. Management feels the overall equity level supports this payout ratio but feels that the ratio to net income will eventually drop to more traditional industry standards. The intention is to maintain the per share dividend while earnings increase which will more normalize the payout ratio.

At September 30, 2000, the adjustment for the net unrealized loss on available-for-sale securities, net of income taxes, totaled $1.8 million, a change of $690 thousand since December 31, 1999. Since all the investment securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are sensitive to the changing market values of investments.

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

At September 30, 2000, the risk-based capital ratios of the Company and each of the banking subsidiaries were above the minimum standard for a well-capitalized institution. The Company's risk-based capital ratio was 11.45%, compared to the 10% minimum standard for well-capitalized institutions. The Company's Tier 1 capital ratio of 10.53% also exceeded the 6% minimum standard for well-capitalized institutions. The leverage ratio at the end of the third quarter of 2000 was 7.12%, also above the minimum standard of 5% for well-capitalized institutions. The Company's capital ratios provide quantitative data demonstrating the strength and future opportunities for use of the Company's capital base. Management continues to evaluate risk-based capital ratios and the capital position of the Company and each of the banking subsidiaries as part of its strategic decision process.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 1999. The following table compares rate sensitive assets and liabilities as of September 30, 2000 to December 31, 1999.

Amounts Maturing In:
(Dollars in thousands)
	First	Years
	Year	1 to 5	Thereafter	Total
Comparison of 9-30-00 to 12-31-99
Total rate sensitive assets:
At December 31, 1999	$51,557	$92,910	$75,418	$219,885
At September 30, 2000	64,344	102,044	68,967	235,355
Increase (decrease)	12,787	9,134	(6,451)	15,470
Total rate sensitive liabilities:
At December 31, 1999	$118,558	$82,684	$-	$201,242
At September 30, 2000	99,151	105,206	13,118	217,475
Increase (decrease)	(19,407)	22,522	13,118	16,233

UNITED BANCSHARES, INC.

CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2000		1999		2000		1999
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Securities:
Taxable	$31,859	6.64%	$28,952	7.08%	$28,779	6.70%	$29,978	6.68%
Tax-exempt	25,635	7.62%	22,825	6.79%	26,106	7.77%	24,094	7.66%
Total	57,494	7.08%	51,777	6.95%	54,885	7.21%	54,072	7.11%
Loans	179,738	8.78%	159,902	8.42%	174,705	8.73%	153,133	8.54%
Federal funds sold	3,154	6.30%	1,098	6.19%	2,110	6.17%	2,757	5.63%
Total earning assets	240,386	8.32%	212,777	8.05%	231,700	8.33%	209,962	8.14%
Allowance for loan
Losses	(1,789)		(1,644)		(1,727)		(1,628)
Other assets	11,472		12,378		11,378		14,162
Total assets	$250,069		$223,511		$241,351		$222,496
LIABILITIES AND EQUITY
Interest bearing liabilities:
Interest bearing
deposits	$184,344	5.02%	$181,968	4.34%	$182,011	4.72%	$179,474	4.41%
Borrowed funds	32,729	6.44%	9,060	6.07%	26,994	6.22%	9,601	6.16%
Total	217,073	5.23%	191,028	4.42%	209,005	4.91%	189,075	4.50%
Non-interest bearing
Deposits	15,209		13,636		14,640		13,808
Other liabilities	525		862		379		1,216
Shareholders' equity	17,262		17,985		17,327		18,397
Total liabilities
and shareholders'
equity	$250,069		$223,511		$241,351		$222,496
Interest income to
earning assets		8.32%		8.05%		8.33%		8.14%
Interest expense to
earning assets		4.66%		3.96%		4.41%		4.05%
Net interest margin		3.66%		4.09%		3.92%		4.09%

Interest income and yields presented on a fully tax-equivalent basis using a 34% tax rate.

PART II

ITEM 1:	Legal Proceedings.
None
ITEM 2:	Changes in Securities and Use of Proceeds.
None
ITEM 3:	Defaults upon Senior Securities.
None
ITEM 4:	Submission of Matters to a Vote of Security Holders.
None
ITEM 5:	Other Information
None
ITEM 6:	Exhibits and Reports on Form 8-K.
(a)	Exhibit 11	Computation of Earnings Per Share
	Exhibit 27	Financial Data Schedule
(b)	Form 8-K was filed during the quarter ended September 30, 2000 disclosing that United Bancshares, Inc. entered into an Affiliation Agreement with Delphos Citizens Bancorp whereby Delphos Citizens Bancorp will merge with and into United Bancshares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date:	November 13, 2000	By:/s/ E. Eugene Lehman
E. Eugene Lehman
President
(Also signing as CFO)

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED SEPTEMBER 30, 2000

Exhibit
Number	Description	Exhibit Location
11	Computation of Earnings Per Share.	Filed herewith
27	Financial Data Schedule	EDGAR electronic filing only

EXHIBIT 11

UNITED BANCSHARES, INC. AND SUBSIDIARIES

Computation of Earnings Per Share

	Three months ended		Nine months ended
	September 30,		September 30,
	2000	1999	2000	1999
BASIC EARNINGS PER SHARE
EARNINGS:
Net Income	$375	$577	$1,411	$1,557
AVERAGE SHARES OUTSTANDING:
Weighted average common shares outstanding	2,298,549	$2,274,189	2,293,968	2,274,067
BASIC EARNINGS PER SHARE	$0.16	0.25	$0.62	$0.68
DILUTED EARNINGS PER SHARE
EARNINGS:
Net Income	$375	$577	$1,411	$1,557
AVERAGE SHARES OUTSTANDING:
Weighted average common shares outstanding	2,298,549	2,274,189	2,293,968	2,274,067
Net effect of the assumed exercise of stock options	110,899	135,259	115,480	135,381
Total	2,409,448	2,409,448	2,409,448	2,409,448
DILUTED EARNINGS PER SHARE	$0.16	$0.24	$0.59	$0.65