Form 10-K
period 2000-12-31
UNITED BANCSHARES INC/OH
filed 2001-03-30
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 of the

Securities Exchange Act of 1934, as amended

For the year ended December 31, 2000

Commission File No.: 000-29283

UNITED BANCSHARES, INC.

(exact name of registrant as specified in its charter)

OHIO	34-1516518
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

100 S. High Street, Columbus Grove, Ohio 45830

(Address of principal executive offices)

Registrant's telephone number, including area code: (419) 659-2141

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, stated value $1.00 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X_____ No ________

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. __________

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $29,950,000, based upon the last sales price as quoted on the Nasdaq National Markets Exchange on March 9, 2001.

The number of shares of Common Stock outstanding as of March 9, 2001: 3,687,404

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to Shareholders for the year ended December 31, 2000 is incorporated by reference into Parts I, II and IV. The Joint Proxy Statement for the Annual Meeting of Shareholders is incorporated by reference to Part III.

PART I

Item 1. Business

Forward Looking Statements

Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, and other risks. Actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent management's judgment as of the current date. The Corporation disclaims; however, any intent or obligation to update such forward-looking statements.

General

United Bancshares, Inc., an Ohio corporation (the "Corporation"), is a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.

Through its subsidiaries, The Union Bank Company, Columbus Grove, Ohio, The Bank of Leipsic Company, Leipsic, Ohio, and Citizens Bank of Delphos, Delphos, Ohio, the Corporation is engaged in the business of commercial banking.

General Description of Holding Company Subsidiaries and Recent Acquisition

The Union Bank Company is an Ohio state-chartered bank. The main office of The Union Bank Company is located in Columbus Grove, Ohio. The Union Bank Company presently operates two branch offices in Putnam County, Ohio (one in the village of Kalida and one in the village of Ottawa) and three branch offices in Allen County, Ohio (all in the city of Lima). At December 31, 2000, The Union Bank Company had 72 full-time equivalent employees.

The Bank of Leipsic Company is an Ohio state-chartered bank. The main office of The Bank of Leipsic Company and its only branch are both located in the village of Leipsic, Putnam County, Ohio. At December 31, 2000, The Bank of Leipsic Company had 15 full-time equivalent employees. Effective January 22, 2001, Brent A. Gibson was elected President and Chief Executive Officer of The Bank of Leipsic Company. Mr. Gibson has over thirteen years experience in the banking industry and also was elected as a director of the bank. Mr. Gibson succeeds Larry D. Place who will remain with the bank in a sales capacity.

On February 28, 2001, the Corporation consummated the acquisition of Delphos Citizens Bancorp, Inc. Delphos Citizens Bancorp, Inc. is a unitary savings and loan holding company, subject to regulation by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, and the Securities and Exchange Commission. Its sole subsidiary, Citizens Bank of Delphos is a savings bank. The main, and only, office of Citizens Bank of Delphos is located in the town of Delphos, Allen County, Ohio. Effective March, 2001, John P. Miller was elected President and Chief Executive Officer of Citizens Bank of Delphos. Mr. Miller has over seventeen years experience in the banking industry and also was elected as a director of the bank. Mr. Miller succeeds Joseph R. Reinemeyer who resigned effective February 28, 2001.

The Union Bank Company, The Bank of Leipsic Company, and Citizens Bank of Delphos all offer a full range of commercial banking services, including checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; automatic teller machines; commercial, consumer, agricultural, residential mortgage loans and home equity loans; credit card services; safe deposit box rentals; and other personalized banking services.

The Corporation is registered as a Securities Exchange Act of 1934 (the "1934 Act") reporting company.

Competition

All subsidiaries experience significant competition in attracting loan and deposit customers. Competition in lending activities comes principally from other commercial banks, savings associations, governmental agencies and credit unions. The primary factors in competing for loans are interest rates charged, levels of service provided, and structure of terms.

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

As Ohio state-chartered banks, The Union Bank Company and Bank of Leipsic are supervised and regulated by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). Citizens Bank of Delphos is a federally chartered savings bank that is supervised and regulated by the Office of Thrift Supervision and the FDIC. The deposits of all three subsidiaries are insured by the FDIC and the banks are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company can be liable to reimburse the FDIC, if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the institution's capital shortfall, as discussed below.

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

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least 4.0% is to be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 4% for bank holding companies and state member banks that meet certain specified conditions, including having the highest regulatory rating. The minimum leverage ratio is 1%-2% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. State non-member bank subsidiaries, such as The Union Bank Company and Bank of Leipsic, are subject to similar capital requirements adopted by the FDIC.

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

Deposit Insurance Assessments and Recent Legislation

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). The Union Bank Company and the Bank of Leipsic are member of BIF and Citizens Bank of Delphos is a member of SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both BIF and SAIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

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

Statistical Financial Information Regarding the Corporation

The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiaries, as required under Exchange Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and the Consolidated Financial Statements of the Corporation and its subsidiaries.

I DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL

A. The following are the average balance sheets for the years ended December 31:

ASSETS		(in thousands)
	2000	1999	1998
Interest-earning assets
Securities available for sale (1)
Taxable	$29,483	$29,537	$31,832
Non-taxable	25,441	24,526	24,365
Federal funds sold	4,053	2,787	3,015
Loans, net of unearned income (2)	175,743	156,143	126,724
Total interest-earning
assets	234,720	212,993	185,936
Allowance for loan losses	(1,751)	(1,645)	(1,600)
Non-interest-earning assets
Cash and due from banks	4,590	4,829	4,577
Premises and equipment, net	4,341	4,167	3,767
Accrued interest receivable and
other assets	2,955	4,795	5,835
	$244,855 ======	$225,139 ======	$198,515 ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing
demand deposits	$49,859	$51,774	$47,743
Time deposits	133,599	128,070	111,071
Federal funds purchased	402	556	509
Advances from Federal Home
Loan Bank	27,888	10,899	7,502
Total interest-bearing
liabilities	211,748	191,299	166,825
Non-interest-bearing liabilities
Demand deposits	15,069	14,019	12,875
Accrued interest payable and other
liabilities	532	1,494	1,463
	227,349	206,812	181,163
Stockholders' equity (3)	17,506	18,327	17,352
	$244,855 ======	$225,139 ======	$198,515 ======

(1) Securities available for sale are carried at fair value. The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2) Loan balances include principal balances of nonaccrual loans.

(3) Stockholders' equity is shown net of average net unrealized appreciation (depreciation) on securities available for sale, net of tax.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

B. The following tables set forth, for the years indicated, the condensed average balances of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.

		2000
		(in thousands)
	Average		Average
	Balance	Interest	Rate
INTEREST-EARNINGS ASSETS
Securities (1)
Taxable	$29,483	$1,976	6.70%
Non-taxable (2)	25,441	1,968	7.74%
Federal funds sold	4,053	249	6.14%
Loans, net of unearned
income (3, 4)	175,743	15,416	8.80%
Total interest-earning assets	234,720	19,609	8.35%
INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-
bearing demand
deposits	49,859	1,293	2.59%
Time deposits	133,599	7,588	5.68%
Federal funds purchased	402	23	5.72%
Advances from FHLB	27,888	1,783	6.39%
Total interest-bearing
liabilities	$211,748	10,687	5.06%
Net interest income, tax equivalent basis		$8,922 ====
Net interest income as a percent of
of average interest-earning assets			3.81% =====

(1) Securities balances represent daily average balances for the amortized cost of securities. The average rate is calculated based on the amortized cost of securities.

(2) Computed on tax equivalent basis for non-taxable securities (34% statutory rate in 2000).

(3) Loan balances include principal balances of non-accrual loans.

(4) Interest income on loans includes fees on loans of $458,688.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

		1999
		(in thousands)
	Average		Average
	Balance	Interest	Rate
INTEREST-EARNINGS ASSETS
Securities (1)
Taxable	$29,537	$1,905	6.45%
Non-taxable (2)	24,526	1,958	7.98%
Federal funds sold	2,787	153	5.49%
Loans, net of unearned
income (3, 4)	156,143	13,307	8.52%
Total interest-earning assets	212,993	17,323	8.13%
INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-
bearing demand
deposits	51,774	1,345	2.60%
Time deposits	128,070	6,568	5.13%
Federal funds purchased	556	29	5.24%
Advances from FHLB	10,899	656	6.12%
Total interest-bearing
liabilities	$191,229	8,598	4.49%
Net interest income, tax equivalent basis		$8,725 =====
Net interest income as a percent of
of average interest-earning assets			4.10% =====

(1) Securities balances represent daily average balances for the amortized cost of securities. The average rate is calculated on the amortized cost of securities.

(2) Computed on tax equivalent basis for non-taxable securities (34% statutory rate in 1999).

(3) Loan balances include principal balance of non-accrual loans.

(4) Interest income on loans includes fees on loans of $354,281.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

		1998
		(in thousands)
	Average		Average
	Balance	Interest	Rate
INTEREST-EARNINGS ASSETS
Securities (1)
Taxable	$31,832	$2,084	6.55%
Non-taxable (2)	24,365	2,064	8.47%
Federal funds sold	3,015	194	6.43%
Loans, net of unearned
income (3, 4)	126,724	11,607	9.16%
Total interest-earning assets	185,936	15,949	8.58%
INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-
bearing demand
deposits	47,743	1,351	2.83%
Time deposits	111,071	6,179	5.56%
Federal funds purchased	509	25	4.91%
Advances from FHLB	7,502	471	6.28%
Total interest-bearing
liabilities	$166,825	8,026	4.81%
Net interest income, tax equivalent basis		$7,923 ====
Net interest income as a percent of
of average interest-earning assets			4.26% =====

(1) Securities balances represent daily average balances for the amortized cost of securities. The average rate is calculated based on the amortized cost of securities.

(2) Computed on tax equivalent basis for non-taxable securities (34% statutory rate in 1998).

(3) Loan balances include principal balances of non-accrual loans.

(4) Interest income on loans includes fees on loans of $398,403.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

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

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.

(in thousands)

	Total
	Variance	Variance Attributable To
	2000/1999	Volume	Rate
INTEREST INCOME
Securities -
Taxable	$71.4	$(3.5)	$74.9
Non-taxable	10.0	73.1	(63.1)
Federal funds sold	95.6	69.8	25.8
Loans, net of unearned income	2,109.1	1,670.4	438.7
	2,286.1	1,809.8	476.3
INTEREST EXPENSE
Deposits -
Savings and interest-
bearing demand
deposits	51.3	49.8	1.5
Time deposits	(1,019.5)	(283.6)	(735.9)
Federal funds purchased	5.9	8.6	(2.7)
Advances from FHLB	(1,126.6)	(1,051.1)	(75.5)
	(2,088.9)	(1,276.3)	(812.6)
NET INTEREST INCOME	$197.2 ====	$533.5 =====	$(336.3) ======

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

(in thousands)

	Total
	Variance	Variance Attributable To
	1999/1998	Volume	Rate
INTEREST INCOME
Securities -
Taxable	$(179.6)	$(150.3)	$(29.3)
Non-taxable	(105.9)	13.6	(119.5)
Federal funds sold	(40.5)	(14.7)	(25.8)
Loans, net of unearned income	1,700.0	2,694.5	(994.5)
	1,374.0	2,543.1	(1,169.1)
INTEREST EXPENSE
Deposits -
Savings and interest-
bearing demand
deposits	6.3	(114.1)	120.4
Time deposits	(389.4)	(945.6)	556.2
Federal funds purchased	(4.1)	(2.9)	(1.2)
Advances from FHLB	(185.1)	(200.9)	15.8
	(572.3)	(1,263.5)	691.2
NET INTEREST INCOME	$801.7 ====	$1,279.6 =====	$(477.9) =====

II. INVESTMENT PORTFOLIO

A. The book value of securities available for sale as of December 31 are summarized as follows:

	2000	1999	1998
U.S. Treasury and U.S. Government
agency securities	$6,344,644	$6,592,833	$6,676,937
Obligations of states and political
subdivisions	23,117,242	25,787,742	31,362,292
Mortgage-backed securities	23,357,274	18,301,718	23,064,776
Marketable equity securities	464,282	509,933	735,837
	$53,283,442 ========	$51,192,226 ========	$61,839,842 ========

B. The maturity distribution by fair value and weighted average yield of securities available for sale at December 31, 2000 are as follows:

		Maturing
		After One Year	After Five Years
	Within	But Within	But Within	After
	One Year	Five Years	Ten Years	Ten Years
U.S. Treasury and
U.S. Government
agency securities	$1,503,985	$2,074,090	$2,198,489	$568,080
Obligations of states
and political
subdivisions (1)	1,238,311	3,106,080	10,067,684	8,705,167
Mortgage-backed
securities (2)	14,147	17,237,863	5,261,185	844,079
Marketable equity
Securities	-	-	-	464,282
	$2,756,443 ========	$22,418,033 =========	$17,527,358 =========	$10,581,608 ========
Weighted average yield	7.24% ======	6.93% ======	7.14% =====	7.39% =====

(1) Yields are presented on a tax-equivalent basis.

(2) Maturity based upon estimated weighted-average life.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer which exceeded 10% of the shareholders' equity at December 31, 2000.

III. LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31 for the years indicated:

		(in thousands)
	2000	1999	1998	1997	1996
Commercial and
agricultural	$90,262	$72,843	$55,667	$52,462	$42,476
Real estate
mortgage	70,152	72,146	63,734	45,548	42,211
Consumer loans
to individuals	18,537	22,240	22,090	19,610	19,140
	$178,951 ======	$167,229 ======	$141,491 =====	$117,620 ======	$103,827 ======

CONCENTRATIONS OF CREDIT RISK - The Corporation's subsidiaries grant commercial, real estate, installment, and credit card loans to customers mainly in Northwestern Ohio. Commercial loans include loans collateralized by business assets and agricultural loans collateralized by crops and farm equipment. As of December 31, 2000, commercial and agricultural loans make up approximately 50% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses. As of December 31, 2000, residential first mortgage loans make up approximately 39% of the loan portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 2000, consumer loans to individuals make up approximately 11% of the loan portfolio and are primarily collateralized by consumer assets.

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2000 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

(in thousands)
Commercial
and
Maturing	Agricultural
Within one year	$ 30,784
After one year but within five years	52,626
After five years	6,852
$90,262 ======

	Interest Sensitivity
	Fixed	Variable
	Rate	Rate	Total
Due after one year but
within five years	$12,674	$39,952	$52,626
Due after five years	6,195	657	6,852
	$18,869 =====	$40,609 ======	$59,478 =====

III. LOAN PORTFOLIO (CONTINUED)

C. Risk Elements - Non-accrual, Past Due, Restructured and Impaired Loans - The following table summarizes non-accrual, past due, restructured and impaired loans at December 31:

			(in thousands)
		2000	1999	1998	1997	1996
(a)	Loans accounted for
	on a non-accrual
	basis	$360	$348	$544	$57	$201
(b)	Accruing loans that
	are contractually
	past due 90 days
	or more as to
	interest or principal
	payments	1,359	1,367	573	925	1,258
(c)	Loans not included in
	or (b) which are
	"Troubled Debt
	Restructurings" as
	defined by Statement
	of Financial Accounting
	Standards No. 15	-	-	-	-	-
(d)	Other loans defined as
	Impaired	-	99	-	-	-
		$1,719 ====	$1,814 ====	$1,117 ====	$982 ====	$1,459 ====

Management believes the allowance for loan losses at December 31, 2000 is adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

                                                                                                                                2000

                                                                                                                          (in thousands)

Gross interest income that would have been recorded in 2000 on non-

accrual loans outstanding at December 31, 2000 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for

part of the period                                                                                          $           13

Interest income actually recorded on non-accrual loans and included

in net income for the period                                                                                        3

                                                                                                                               ------

Interest income not recognized during the period                                       $ 10

                                                                                                                        =======

1. Discussion of the non-accrual policy

The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful. When interest accruals are discontinued, interest income accrued in the current period is reversed. While loans which are past due 90 days or more as to interest or principal payments are considered for non-accrual status, management may elect to continue the accrual of interest when the estimated net realizable value of collateral, in management's judgment, is sufficient to cover the principal balance and accrued interest. These policies apply to both commercial and consumer loans.

III. LOAN PORTFOLIO (CONTINUED)

2. Potential problem loans

As of December 31, 2000, in addition to the $1,719,000 of loans reported under Item III, C.1., there are approximately $11,617,000 in other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III, C.1., at some future date. Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Section 1 above. To the extent that such loans are not included in the $11,617,000 potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

3. Foreign outstandings

None

4. Loan concentrations

At December 31, 2000, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated approximately $29,594,000. At December 31, 2000, there were no agricultural loans which were accounted for on a non-accrual basis; and there were no accruing agriculture loans which were contractually past due ninety days or more as to interest or principal payments.

D. Other interest-bearing assets

Other than $289,012 in foreclosed real estate, there are no other interest-bearing assets as of December 31, 2000 which would be required to be disclosed under Item III, C.1 or 2 if such assets were loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

			(in thousands)
	2000	1999	1998	1997	1996
LOANS
Loans outstanding at end
of period (1)	$178,951 =====	$167,229 =====	$141,491 =====	$117,620 =====	$103,827 =====
Average loans outstanding
during period	$175,743 =====	$156,143 =====	$126,724 =====	$112,528 =====	$91,948 =====
ALLOWANCE FOR LOAN LOSSES
Balance at beginning
of period	$1,673	$1,664	$1,535	$1,400	$1,127
Loans charged off -
Commercial and agricultural	58	82	5	120	651
Real estate mortgage	11	65	-	-	-
Consumer loans to
Individuals	303	253	201	187	118
	372	400	206	307	769
Recoveries of loans previously
Charged off -
Commercial and agricultural	15	15	44	223	41
Real estate mortgage	-	2	-	-	-
Consumer loans to
Individuals	118	83	69	40	31
	133	100	113	263	72
Net loans charged off	239	301	93	44	697
Provision for loan losses	502	309	222	179	970
Balance at end of period	$1,936	$1,673	$1,664	$1,535	$1,400
Ratio of net charge-offs during
the period to average loans
outstanding during the period	0.14%	0.19%	0.07%	0.04%	0.76%

(1) Including loans held for sale, net of unearned income.

The allowance for loan losses balance and the provision for loan losses are judgmentally determined by management based upon periodic reviews of the loan portfolio. In addition, management considered the level of charge-offs on loans as well as the fluctuations of charge-offs and recoveries on loans including the factors which caused these changes. Estimating the risk of loans and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral value and other factors and estimates which are subject to change over time. The increase in loans charged-off in 1996 compared to the other periods presented is due largely to the charge-off of a particular credit.

IV. SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loans Losses
		(dollars in thousands)
		Percentage		Percentage
		of Loans in		of Loans in
		Each Category		Each Category
	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans

	December 31, 2000		December 31, 1999
Commercial and
Agricultural	$845	50.4%	$562	43.6%
Residential first
Mortgages	263	39.2%	170	43.1%
Consumer loans to
Individuals	293	10.4%	202	13.3%
Unallocated	535	N/A	739	N/A
	$1,936 ====	100.0% =====	$1,673 ====	100.0% =====

	December 31, 1998		December 31, 1997
Commercial and
Agricultural	$558	39.4%	$515	44.6%
Residential first
Mortgages	170	45.0%	156	38.7%
Consumer loans to
Individuals	201	15.6%	185	16.7%
Unallocated	735	N/A	679	N/A
	$1,664 =====	100.0% ======	$1,535 ====	100.0% =====

	December 31, 1996
Commercial and
Agricultural	$469	40.9%
Residential first
Mortgages	145	40.7%
Consumer loans to
Individuals	170	18.4%
Unallocated	616	N/A
	$1,400 ====	100.0% ======

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V. DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

		(dollars in thousands)
	2000		1999
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
Savings and interest-
bearing demand
deposits	$49,859	2.59%	$51,774	2.60%
Time deposits	133,599	5.68%	128,070	5.13%
Demand deposits
(non-interest
bearing)	15,069	-	14,019	-
	$198,527 ======		$193,863 ======

		1998
		Average	Average
		Amount	Rate
Savings and interest-
bearing demand
deposits		$47,743	2.83%
Time deposits		111,071	5.56%
Demand deposits
(non-interest
bearing)		12,875	-
		$171,689 =======

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2000 are summarized as follows:

(dollars in thousands)

Three months or less	$7,232
Over three months and through six months	5,001
Over six months and through twelve months	1,037
Over twelve months	4,430
$17,700 ======

VI. RETURN ON EQUITY AND ASSETS

The ratio of net income to average stockholders' equity and average total assets and certain other ratios are as follows:

(dollars in thousands)
	2000	1999	1998
Average total assets	$244,855 =====	$225,139 =====	$198,515 =====
Average stockholders' equity (1)	$17,506 =====	$18,327 =====	$17,352 =====
Net income	$1,485 =====	$2,142 =====	$2,119 =====
Cash dividends declared	$993 =====	$793 =====	$290 =====

Return on average total assets	0.61% =====	0.95% =====	1.07% =====
Return on average
stockholders' equity	8.48% =====	11.69% =====	12.21% =====
Dividend payout percentage (2)	66.85% =====	37.04% =====	13.68% =====
Average stockholders' equity
to average total assets	7.15% =====	8.14% =====	8.74% =====

(1) Average stockholders' equity is net of average unrealized appreciation or depreciation on securities available for sale.

(2) Dividends declared divided by net income.

VII. SHORT-TERM BORROWINGS

The Corporation had borrowings from the Federal Home Loan Bank for which the average balance outstanding during the reported periods was greater than 30 percent of stockholders' equity at the end of the reported periods. These borrowings are discussed in Note 9 of the Corporation's Annual Report to Stockholders for 2000 ("Annual Report"), which is included herein as Exhibit 13.

Effect of Environmental Regulation

Compliance with federal, state and local provision regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Corporation and its subsidiaries. The Corporation believes that the nature of the operations of its subsidiaries has little, if any, environmental impact. The Corporation, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future. The Corporation's subsidiaries may be required to make capital expenditures for environmental control facilities related to properties which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable.

Item 2. Properties

The following is a listing and brief description of the properties owned by The Union Bank Company and used in its business:

1. Its main office is a two-story brick building located at 100 South High Street, Columbus Grove, Ohio. The building was constructed in approximately 1900 and contains approximately 7,870 square feet.

2. A full service branch office is located at 110 East North Street, Kalida, Ohio. The building was constructed in 1994 and contains approximately 2,540 square feet.

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

7. A building located at 120 South High Street, Columbus Grove, Ohio was purchased in December 1999. The building had been constructed in approximately 1930. It is a two-story building and contains approximately 3,900 square feet. This facility is used to house the operations areas of the subsidiaries.

8. A full service branch office is located at 215 West Market Street, Lima, Ohio. The building was constructed in approximately 1954 and contains approximately 5,700 square feet. The building was acquired in 2000.

The following is a listing and brief description of the properties owned by The Bank of Leipsic and used in its business:

1. Its main office is located at 142 East Main Street, Leipsic, Ohio.

2. A drive-thru facility is located at 326 South Belmore Street, Leipsic, Ohio.

The following is a listing and brief description of the property owned by Citizens Bank of Delphos and used in its business:

1. Its only office is located at 114 East 3rd. Street, Delphos, Ohio.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Corporation or its subsidiaries are a party to or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiaries are a party incident to its banking business. None of such proceedings are considered by the Corporation to be material.

Item 4. Submission of Matters to a Vote of Security Holders

During February 2001, stockholders of both the Corporation and Delphos Citizens Bancorp, Inc. voted to approve a merger whereby Delphos Citizens Bancorp, Inc. would be merged into the Corporation and Citizens Bank of Delphos would become a wholly-owned subsidiary of the Corporation. Upon receiving regulatory approval, the merger was consummated February 28, 2001. Former stockholders of Delphos Citizens Bancorp, Inc. received .8749 shares of the Corporation as well as $5.41 in cash for each share previously owned.

Further information relating to this transaction is reflected in Note 21 of the Annual Report, which is included herein as Exhibit 13.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders' Matters

The information required herein is incorporated by reference from page 3 of the Annual Report, which is included herein as Exhibit 13.

Item 6. Selected Financial Data

The information required herein is incorporated by reference from page 4 of the Annual Report, which is included herein as Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from pages 5 to 10 of the Annual Report, which is included herein as Exhibit 13.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference from page 8 of the Annual Report, which is included herein as Exhibit 13.

Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 13 to 37 of the Annual Report, which is included herein as Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference from the definitive proxy statement.

Item 11. Executive Compensation

The information required herein is incorporated by reference from the definitive proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required herein is incorporated by reference from the definitive proxy statement.

Item 13. Certain Relationships and Related Transactions

In the ordinary course of conducting its business, the Corporation, for itself or through its subsidiaries, may engage in transactions with the directors, employees, and managers of the Corporation or of the subsidiaries which may include, but not be limited to, loans. As required by and in compliance with Ohio banking law, all banking transactions with directors, employees or managers of the Corporation are conducted on the same basis and terms as would be provided to any other bank customer. No amounts of these related transactions exceeded $60,000 in 2000. In addition, each of these transactions was made on terms similar to those that could have been negotiated with an unaffiliated third party.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements -

The information required herein is incorporated by reference from the United Bancshares' Annual Report to Stockholders for 2000 ("Annual Report"), which is included herein as Exhibit 13.

2. Financial Statement Schedules -

None.

3. Exhibits Required by Item 601 Regulation S-K -

The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit No.

3.i	Articles of Incorporation (1)	*
3.ii	Regulations (1)	*
13	Annual Report to Shareholders	**
21	United Bancshares, Inc. Subsidiaries	**

(1) Previously filed as exhibits to Amended Form S-4 Registration Number 333-86453.

* Incorporated herein by reference to documents previously filed.

** Included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCSHARES, INC.

By:/s/ E. EUGENE LEHMAN

E. Eugene Lehman, President

Date: March 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT L. DILLHOFF	Director	March 27, 2001
Robert L. Dillhoff

/s/ JOE S. EDWARDS, JR.	Director	March 27, 2001
Joe S. Edwards, Jr.

/s/ THOMAS J. ERHART	Director	March 27, 2001
Thomas J. Erhart

/s/ P. DOUGLAS HARTER	Director	March 27, 2001
P. Douglas Harter

/s/ E. EUGENE LEHMAN	Director	March 27, 2001
E. Eugene Lehman

/s/ CARL L. MCCRATE	Director	March 27, 2001
Carl L. McCrate

/s/ JOHN P. MILLER	Director	March 27, 2001
John P. Miller

/s/ WILLIAM R. PERRY	Director	March 27, 2001
William R. Perry

/s/ JAMES N. REYNOLDS	Director	March 27, 2001
James N. Reynolds

/s/ H. EDWARD RIGEL	Director	March 27, 2001
H. Edward Rigel

/s/ DAVID P. ROACH	Director	March 27, 2001
David P. Roach

/s/ DANIEL W. SCHUTT	Director	March 27, 2001
Daniel W. Schutt