Form 10-Q
period 2001-03-31
UNITED BANCSHARES INC/OH
filed 2001-05-15
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

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

Yes     X                  No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of May 1, 2001: 3,615,672.

This document contains 14 pages.

PART I - FINANCIAL INFORMATION

ITEM 1

UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2001	2000
ASSETS
Cash and cash equivalents:
Cash and due from banks	$ 8,890	$ 6,051
Interest-bearing deposits in other banks	879	134
Federal funds sold	12,396	7,684
Total cash and cash equivalents	22,165	13,869

Available-for-sale investment securities, at estimated fair value
(amortized cost of $51,745 and $53,743 at March
31, 2001 and December 31, 2000, respectively)	51,904	53,283
Federal Home Loan Bank Stock, at cost	3,416	1,693
Loans held for sale	6,586	11,179

Loans	299,307	167,772
Allowance for loan losses	(2,691)	(1,936)
Net loans	296,616	165,836

Premises and equipment, net	4,857	4,898
Other assets	6,941	6,057
Total assets	$392,485 ======	$256,815 ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$ 16,178	$ 17,698
Interest bearing	280,766	187,808
Total deposits	296,944	205,506

Federal Home Loan Bank borrowings	57,370	30,433
Federal funds purchased and other borrowings	102	0
Accrued expenses and other liabilities	4,876	1,827
Total liabilities	359,292	237,766

Shareholders' Equity
Common stock, $1 stated value, 3,750,000 shares
Authorized - 3,668,990 shares issued at
March 31, 2001 and 2,300,646 shares
issued at December 31, 2000	3,669	2,301
Capital surplus	14,160	1,955
Retained earnings	16,173	16,010
Accumulated other comprehensive income/(loss)	105	(303)
	34,107	19,963
Treasury stock, at cost, 53,318 shares	(914)	(914)
Total shareholders' equity	33,193 =====	19,049 =====
Total liabilities and shareholders' equity	$392,485 ======	$256,815 ======

UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2001	2000
Interest income	$ 5,635	$ 4,451
Interest expense	3,417	2,307
Net interest income	2,218	2,144
Provision for loan losses	38	113
Net interest income after
provision for loan losses	2,180	2,031

Other income	314	234
Gain (loss) on sales of loans	115	2
Gain (loss) on securities transactions	1	(1)

Other expenses	2,134	1,610
Income before income taxes	476	656
Income taxes	89	127
Net Income	$ 387	$ 529

Basic earnings per share	$ 0.14	$ 0.23
Diluted earnings per share	$ 0.13	$ 0.22
Weighted average shares
outstanding (basic)	2,719,135	2,290,435
Weighted average shares
outstanding (diluted)	2,883,225	2,409,448
Cash dividends declared	$ 247	$ 252
Cash dividend per share	$ 0.11	$ 0.11
Comprehensive income	$ 795	$ 259

UNITED BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2001	2000
Cash flows provided by (used in) operating activities	$(489)	$623
Cash flows from investing activities:
Net proceeds from sales (purchases) of available
for sale securities	2,701	784
Net cash received from acquisition of Delphos
Citizens Bancorp	2,533	0
Net decrease (increase) in loans	781	(5,347)
Expenditures for premises and equipment	(66)	(229)
Net cash provided by (used in) investing activities	5,949	(4,792)
Cash flows from financing activities:
Net increase (decrease) in deposits	6,539	(4,247)
Federal Home Loan Bank:
Borrowings	0	5,000
Repayments	(3,563)	(83)
Net increase in Federal funds purchased and
other borrowings	102	918
Cash dividends paid	(247)	(252)
Purchase of treasury shares	0	(914)
Exercise of stock options	5	39
Net cash provided by financing activities	2,836	461
Net (decrease) increase in cash and cash equivalents	8,296	(3,708)
Cash and cash equivalents at beginning of period	13,869	8,772
Cash and cash equivalents at end of period	$22,165 ======	$5,064 ====

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Consolidated Financial Statements

The accompanying unaudited Condensed Consolidated Balance Sheets, Statements of Income, and Statements of Cash Flows of United Bancshares, Inc. and subsidiaries (the "Company") reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting and reporting policies of the Company conform to generally accepted practices within the banking industry. The Company considers all of its principal activities to be banking related.

Note 2 - Acquisition of Delphos Citizens Bancorp

Effective the close of business February 28, 2001, the Company entered into a reorganization with Delphos Citizens Bancorp (Delphos) that resulted in Delphos being acquired by the Company. As a result of the transaction, the Company paid cash of $8,581,000 and issued 1,367,344 shares of its common stock in exchange for 100% of the outstanding common stock of Delphos.

The transaction was accounted for using purchase accounting. Consequently, the assets and liabilities of Delphos as of February 28, 2001 were recorded at their estimated fair values. The total purchase price, including cash paid and the estimated fair value of the shares issued, approximated $22.3 million and resulted in a deferred credit (negative goodwill) of $2.8 million. Such deferred credit will be amortized to income using the straight-line method over a ten year period.

The accompanying condensed consolidated statements of income and cash flows include the operating results and cash flows of Delphos for the period subsequent to the acquisition.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:

	For the Three
	Months Ended
	March 31,
	2001	2000
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.52%	0.91%
Average shareholders' equity (a)	6.52%	12.05%
Net interest margin (a)	3.34%	4.15%
Efficiency ratio (b)	76.50%	63.03%
Average shareholders' equity to average assets	8.00%	7.53%
Loans, net of unearned interest, to deposits
(end of period)	103.01%	88.98%
Allowance for loan losses to loans, net of
unearned interest (end of period)	0.88%	1.08%
Cash dividends to net income	63.89%	47.62%

PER SHARE DATA
Book value per share	$9.18	$7.69
Diluted earnings per share	$0.13	$0.22
Cash dividends per share	$0.11	$0.11

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

The following discussion and analysis of the consolidated financial statements of the Company is presented to provide insight into management's assessment of the financial results. The Company's subsidiaries are The Union Bank Company, The Bank of Leipsic, and Citizens' Bank of Delphos.

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

Both The Union Bank Company and The Bank of Leipsic are chartered by the state of Ohio and subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC") and the Ohio Division of Financial Institutions. Citizens' Bank of Delphos is a federally-chartered savings bank, subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC) and the Office of Thrift Supervision ("OTS"). This discussion and analysis should be read in conjunction with the 2000 audited consolidated financial statements, and footnotes thereto and the ratios, statistics, and discussions contained elsewhere in the Form 10-Q.

Effective the close of business February 28, 2001, the Company completed the acquisition of Delphos Citizens Bancorp and its wholly-owned subsidiary, Citizens' Bank of Delphos (Citizens). That transaction was accounted for as a purchase and the financial position and results of operations of Citizens are consolidated within these financial statements for the period subsequent to the acquisition.

In connection with the acquisition of The Bank of Leipsic on February 1, 2000, certain shareholders dissented from voting in favor of the acquisition and requested that they be paid in cash for their shares with the acquired shares being reflected as Treasury Stock.

RESULTS OF OPERATIONS

Overview of the Income Statement

Net income for the three months ended March 31, 2001, totaled $387,000, a 27.0% decrease over 2000 results of $529,000. Earnings per diluted share were $0.13 for the three months ended March 31, 2001, as compared to $0.22 for the same period in 2000.

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

Net interest income was $2,218,000 in the first quarter of 2001 compared to $2,144,000 for the same period of 2000. As can be seen in the "Consolidated Average Balance Sheet and Analysis of Net Interest Income", this increase was tempered by the increase in the rate paid on interest bearing liabilities.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets. The resultant percentage serves as a measurement for the Company in comparing its results with those of past periods as well as those of peer companies. For the three months ended March 31, 2001, the net interest margin (on a taxable equivalent basis) was 3.34% compared with 4.15% for the same period of 2000. Most of this decrease was due to interest expense attributable to interest-bearing liabilities. The rates on these liabilities have increased as a result of recent Federal Reserve action to increase rates and the resulting competitive pressures. Yields on loans are typically slower to respond to such market increases, causing a margin shrinkage.

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

Non-Interest Income

The Company's non-interest income is largely generated from fees related to customer deposit accounts and income arising from sales of products such as investments to customers. The income related to deposit accounts provides a relatively steady flow of income while the other sources are more volume-related and can vary from quarter to quarter. Another source of non-interest income is gain on sale of loans which amounted to $115,000 for the quarter ended March 31, 2001 compared to $2,000 for the comparable 2000 period.

Non-Interest Expense

For the three-month period ended March 31, 2001, non-interest expenses totaled $2,134,000 compared to $1,610,000 for the equivalent period of 2000. Salaries and benefits represented $423,000 of this increase, primarily due to the staffing of the new Lima branch as well as the March expense for Citizens. Another factor contributing to the change from the 2000 level is that the first quarter of 2000 reflected a reduction in salaries and benefits expense in the amount of $134,000 due to the reversal of previously-booked expense related to Stock Appreciation Rights that are based upon the market value of the underlying stock price. Occupancy expense was higher by $51,000, also reflecting the costs of the two additional facilities. Data processing costs were higher by $51,000 due to additional volume. While there are certain costs associated with opening a new branch and for acquiring a new subsidiary, the Company anticipates that the higher level of expenses will continue since additional staff has been added to accommodate the additional volume of activity.

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

In the first three months of 2001, the Company's efficiency ratio was 76.50% compared to 63.03% for the same period of 2000.

Return on Assets

For the quarter ended March 31, 2001, return on average assets ("ROA") was 0.52% compared to 0.91% for the same period of 2000.

Return on Equity

For the quarter ended March 31, 2001, return on average equity ("ROE") was 6.52% compared to 12.05% for the same period of 2000.

The Company and all of its subsidiaries are considered well-capitalized under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at March 31, 2001, net of the allowance for loan losses, increased by $3.8 million from the balance at December 31, 2000 combined with the loans acquired with the Citizens transaction. Investment securities have decreased by $1.4 million during this three-month period. Deposits during this same period have increased by $6.2 million combined with the Citizens acquisition. Federal Home Loan Bank borrowing were paid down by $3.6 million during the three-month period.

Shareholders' equity increased from $19.0 million at December 31, 2000 to $33.2 million at March 31, 2001. This increase results primarily from the issuance of 1,367,344 shares to acquire Delphos Citizens Bancorp.

Cash and Cash Equivalents

Cash and cash equivalents totaled $22.2 million at March 31, 2001 compared to $13.9 million at December 31, 2000, including Federal funds sold at March 31, 2001 of $12.4 million and $7.7 million at December 31, 2000.

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

Investment Securities

At March 31, 2001, investment securities totaled $51.9 million, a decrease of $1.4 million from December 31, 2000. All of the Company's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities. At March 31, 2001, the amortized cost of the Company's investment securities totaled $51.7 million, resulting in unrealized appreciation of $159,000 and a corresponding after tax increase in the Company's equity of $105,000.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings.

Loans

The Company's lending is primarily centered in northwestern and west central Ohio. These are principally retail lending markets, which include single-family residential and other consumer lending. A primary focus in these markets is the agribusiness industry. Gross loans totaled $299.3 million at March 31, 2001 compared to $167.8 million at December 31, 2000 with $127 million of the increase resulting form the Delphos acquisition.

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans was 0.88% at March 31, 2001 and 1.08% at December 31, 2000. Management feels this decline is acceptable given the composition of the vast majority of loans acquired in the Citizens' Bank transaction, residential mortgage loans.

The following table presents changes in the Company's allowance for loan losses for the three months ended March 31, 2001, and 2000, respectively:

	($ in thousands)
	2001	2000
Balance, beginning of period	$1,936	$1,673
Acquired upon acquisition of Citizens	871	-

Chargeoffs	(170)	(75)
Recoveries	16	16
Net chargeoffs	(154)	(59)
Provision for loan losses	38	113
Balance, end of period	$2,691 =====	$1,727 =====

Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 1.03% at March 31, 2001, compared to 1.23% at December 31, 2000. Nonaccrual loans and those loans 90 days past due totaled $1,196,000 and $1,495,000, respectively, at March 31, 2001, compared to $360,000 and $1,359,000, respectively, at year-end 2000. The significant increase in amount of non-accrual loans results from one specific credit rather than an overall pattern. Management believes the current level of nonperforming loans is better than peer group levels and is a reflection of the quality of the Company's loan portfolio as well as increased staffing levels devoted to monitoring and pursuing this area of credits.

At March 31, 2001, the Company had an insignificant amount of loans that were considered impaired. Management will continue to monitor the status of impaired loans, including performing and nonperforming loans, in order to determine the appropriate level of the allowance for loan losses.

The first three months of 2001's provision for loan losses was lower in comparison to the same period of 2000 due to management's assessment that the allowance for loan losses was adequate in relation to the identified problem loans. Management continually monitors the loan portfolio to determine the adequacy of the allowance for loan losses and considers it to be adequate at March 31, 2001.

Funding Sources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company, totaling $296.9 million, or 83.8% of the Company's funding sources at March 31, 2001.

Non-interest bearing deposits remain a smaller portion of the funding source for the Company than for most of its peers. These balances comprised only 5.4% of total deposits at March 31, 2001.

In addition to traditional deposits, the Company maintains both short-term and long-term borrowing capacity with the Federal Home Loan Bank. FHLB borrowings totaled $57.3 million at March 31, 2001, including $30.5 million related to Citizens, compared to $30.4 million at December 31, 2000. Long-term borrowings reprice after their initial fixed rate period (at the discretion of the FHLB), and the Company has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

Shareholders' Equity

For the three months ended March 31, 2001, the Company had net income of $387,000 and paid dividends of $247,000, resulting in a dividend payout ratio of 63.89% of net income. Management feels the overall equity level supports this payout ratio but feels that the ratio to net income will eventually drop to more traditional industry standards. The intention is to maintain the per share dividend while earnings increase which will more normalize the payout ratio.

At March 31, 2001, the adjustment for the net unrealized gain on available-for-sale securities, net of income taxes, totaled $105,000 compared to a net unrealized loss of $303,000 at December 31, 2000. Since all the investment securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are sensitive to the changing market values of investments.

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

The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. The Company closely monitors the sensitivity of its assets and liabilities on an ongoing basis and projects the effect of various interest rate changes on its net interest margin. Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or reprice within a designated time-frame. The difference between rate sensitive assets and rate sensitive liabilities for a specified period of time is known as "gap".

Management believes the Company's current mix of assets and liabilities provides a reasonable level of risk related to significant fluctuations in net interest income and the resulting volatility of the Company's earning base. The Company's management reviews interest rate risk in relation to its effect on net interest income, net interest margin, and the volatility of the earnings base of the Company. With the acquisition of Delphos, the Company has accepted additional levels of fixed-rate assets in the form of residential mortgages. Plans are underway to mitigate the risk associated with this acquisition and various options are being considered.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Citizens transaction significantly changes the Company's market risk due to the nature of the lending policies previously followed by Citizens. The majority of their loans consist of fixed-rate residential mortgage loans. Management has made several changes to address this additional risk and is contemplating implementing additional changes to mitigate potential future risks.

UNITED BANCSHARES, INC.

CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	For the Three Months Ended March 31
	2001		2000
	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate
ASSETS
Securities:
Taxable	$32,741	7.10%	$27,448	6.84%
Tax-exempt	22,239	7.58%	26,757	7.81%
Total	54,980	7.29%	54,205	7.32%
Loans	223,143	8.46%	169,385	8.60%
Federal funds sold	8,171	6.64%	1,087	6.85%
Total earning assets	286,294	8.18%	224,677	8.26%
Allowance for loan
Losses	(2,133)		(1,659)
Other assets	16,745		11,425

Total assets	$300,906 ======		$234,443 ======
LIABILITIES AND EQUITY
Interest bearing liabilities:
Interest bearing
deposits	$219,298	5.10%	$170,984	4.67%
Borrowed funds	39,633	6.73%	21,359	6.03%
Total	258,931	5.35%	192,343	4.82%
Non-interest bearing
deposits	15,321		23,963
Other liabilities	2,579		285
Shareholders' equity	24,075		17,852

Total liabilities
and shareholders'
equity	$300,906 =======		$234,443 ======
Interest income to
earning assets		8.18%		8.26%
Interest expense to
earning assets		4.84%		4.11%
Net interest margin		3.34%		4.15%

Interest income and yields presented on a fully tax-equivalent basis using a 34% tax rate.

PART II

ITEM 1:	Legal Proceedings.
None

ITEM 2:	Changes in Securities and Use of Proceeds.
None

ITEM 3:	Defaults upon Senior Securities.
None

ITEM 4:	Submission of Matters to a Vote of Security Holders.
In February 2001, the shareholders of the Company approved the affiliation agreement pursuant to which Delphos Citizens Bancorp was merged with and into the Company.

ITEM 5:	Other Information
None

ITEM 6:	Exhibits and Reports on Form 8-K.
(a) Exhibit 11 Computation of Earnings Per Share

(b) Form 8-K was filed on March 12, 2001 discussing the acquisition of Delphos Citizens Bancorp. On May 10, 2001, this 8-K was amended to reflect certain proforma information concerning this acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date:	May 14, 2001	By:/s/ E. Eugene Lehman
E. Eugene Lehman
President
(Also signing as CFO)

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED MARCH 31, 2001

Exhibit
Number	Description	Exhibit Location
11	Computation of Earnings Per Share.	Filed herewith