Form 10-Q
period 2001-06-30
UNITED BANCSHARES INC/OH
filed 2001-08-13
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

Yes     X            No

       _ _ _ _ _ _         _ _ _ _ _ _

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of August 1, 2001: 3,585,013.

This document contains 15 pages.

PART I - FINANCIAL INFORMATION

ITEM 1

UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2001	2000
ASSETS
Cash and cash equivalents:
Cash and due from banks	$8,012	$6,051
Interest-bearing deposits in other banks	675	134
Federal funds sold	6,061	7,684
Total cash and cash equivalents	14,748	13,869

Available-for-sale investment securities, at estimated fair value
(amortized cost of $61,440 and $53,743 at June
30, 2001 and December 31, 2000, respectively)	61,359	53,283
Federal Home Loan Bank Stock, at cost	3,535	1,693
Loans held for sale, at estimated fair value	6,408	11,179
Loans	293,493	167,772
Allowance for loan losses	(2,745)	(1,936)
Net loans	290,748	165,836
Premises and equipment, net	4,990	4,898
Other assets	7,322	6,057
Total assets	$389,110	$256,815
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$15,162	$17,698
Interest bearing	286,972	187,808
Total deposits	302,134	205,506
Federal Home Loan Bank borrowings	46,433	30,433
Federal funds purchased and other borrowings	850	0
Deferred intangible credit	2,676	0
Accrued expenses and other liabilities	3,860	1,827
Total liabilities	355,953	237,766
Shareholders' Equity
Common stock, $1 stated value, 3,750,000 shares
Authorized - 3,672,990 shares issued at
June 30, 2001 and 2,300,646 shares
issued at December 31, 2000	3,673	2,301
Capital surplus	14,175	1,955
Retained earnings	16,605	16,010
Accumulated other comprehensive income/(loss)	(53)	(303)
	34,400	19,963
Treasury stock, at cost, 87,977 shares at June 30,
2001 and 53,318 shares at December 31, 2000	(1,243)	(914)
Total shareholders' equity	33,157	19,049
Total liabilities and shareholders' equity	$389,110	$256,815

UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Interest income	$7,355	$4,640	$12,990	$9,091
Interest expense	4,151	2,521	7,568	4,828
Net interest income	3,204	2,119	5,422	4,263
Provision for loan losses	98	102	136	215
Net interest income after
provision for loan losses	3,106	2,017	5,286	4,048

Other income	314	220	570	428
Gain on sales of loans	112	32	286	60
Gain (loss) on securities transactions	(1)	-	-	(1)
Other expenses	2,372	1,595	4,506	3,204
Income before income taxes	1,159	674	1,636	1,331
Income taxes	294	167	384	294
Net Income	$865	$507	$1,252	$1,037

Basic earnings per share	$0.24	$0.22	$0.40	$0.45
Diluted earnings per share	$0.22	$0.21	$0.37	$0.43
Weighted average shares
outstanding (basic)	3,600,654	2,239,550	3,162,330	2,262,650
Weighted average shares
outstanding (diluted)	3,853,436	2,356,130	3,371,011	2,380,446
Cash dividends declared	$394	$247	$641	$499
Cash dividend per share	$0.11	$0.11	$0.22	$0.22
Comprehensive income	$667	$391	$1,486	$650

UNITED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2001	2000
Cash flows from operating activities	$1,587	$1,130

Cash flows from investing activities:
Net proceeds from sales (purchases) of available
for sale securities	(7,070)	(3,583)
Net cash received from acquisition of Delphos
Citizens Bancorp	2,533	-
Net decrease (increase) in loans	6,728	(9,861)
Expenditures for premises and equipment	(307)	(271)

Net cash provided by (used in) investing activities	1,884	(13,715)

Cash flows from financing activities:
Net increase (decrease) in deposits	11,729	(239)
Federal Home Loan Bank:
Borrowings	1,000	13,500
Repayments	(14,650)	(167)
Net increase in Federal funds purchased and
other borrowings	275	-
Cash dividends paid	(641)	(499)
Purchase of treasury shares	(329)	(914)
Exercise of stock options	24	61

Net cash provided by (used in)
financing activities	(2,592)	11,742

Net increase (decrease) in cash and cash equivalents	879	(843)
Cash and cash equivalents at beginning of period	13,869	8,772
Cash and cash equivalents at end of period	$14,748 =====	$7,929 =====

NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1 - Consolidated Financial Statements

The accompanying unaudited Condensed Consolidated Balance Sheets, Statements of Income, and Statements of Cash Flows of United Bancshares, Inc. and subsidiaries (the "Company") reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the three months and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

The transaction was accounted for using purchase accounting. Consequently, the assets and liabilities of Delphos as of February 28, 2001 were recorded at their estimated fair values. The total purchase price, including cash paid and the estimated fair value of the shares issued, approximated $22.3 million and resulted in a deferred credit (negative goodwill) of $2.8 million. Such deferred credit is being amortized to income using the straight-line method over a ten year period.

The accompanying Condensed Consolidated Statements of Income and Cash Flows include the operating results and cash flows of Delphos for the period subsequent to the acquisition.

Note 3 - New Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", which addresses financial accounting and reporting for business combinations. Statement 141 stipulates that any unamortized deferred credit resulting from a business combination occurring before July 1, 2001 shall be written off and reported as a change in accounting principle. Consequently, as a result of the adoption of Statement 141, effective January 1, 2002, the Company will cease amortizing the deferred credit relating to the Delphos acquisition and will recognize an extraordinary gain of the unamortized balance.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.88%	0.85%	0.73%	0.88%
Average shareholders' equity (a)	10.12%	11.89%	8.56%	11.81%
Net interest margin (a)	3.59%	4.09%	3.49%	4.16%
Efficiency ratio (a, b)	62.99%	62.69%	68.74%	62.84%
Average shareholders' equity to average assets	8.74%	7.16%	8.51%	7.44%
Loans, net of unearned interest, to deposits
(end of period)	99.26%	89.43%	99.26%	89.43%
Allowance for loan losses to loans, net of
unearned interest (end of period)	0.94%	1.15%	0.94%	1.15%
Cash dividends to net income	45.56%	48.56%	51.23%	48.08%

PER SHARE DATA
Book value per share	$ 9.25	$ 7.75	$ 9.25	$ 7.75
Basic earnings per share	$ 0.24	$ 0.22	$ 0.40	$ 0.45
Diluted earnings per share	$ 0.22	$ 0.21	$ 0.37	$ 0.43
Cash dividends per share	$ 0.11	$ 0.11	$ 0.22	$ 0.22

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

On March 1, 2001, the Company completed the acquisition of Delphos Citizens Bancorp and its wholly-owned subsidiary, Citizens' Bank of Delphos (Citizens). That transaction was accounted for as a purchase and the financial position and results of operations of Citizens are consolidated within these financial statements for the period subsequent to the acquisition.

In connection with the acquisition of The Bank of Leipsic on February 1, 2000, certain shareholders dissented from voting in favor of the acquisition and requested that they be paid in cash for their shares with the acquired shares being reflected as Treasury Stock.

RESULTS OF OPERATIONS

Overview of the Income Statement

Net income for the three months ended June 30, 2001, totaled $865,000, a 70.5% increase over 2000 results of $507,000. Net income for the six months ended June 30, 2001, totaled $1,252,000, a 20.8% increase over 2000 results of $1,037,000. Earnings per diluted share were $0.22 for the three months ended June 30, 2001, as compared to $0.21 for the same period in 2000. Earnings per diluted shares were $0.37 for the six months ended June 30, 2001, as compared to $0.43 for the same period in 2000.

Due to the acquisition of Citizens being accounted for as a purchase, periods subsequent to the acquisition reflect income and expenses attributable to this subsidiary whereas periods prior to the acquisition do not.

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

Net interest income was $3,204,000 in the second quarter of 2001 compared to $2,119,000 for the same period of 2000. Net interest income was $5,422,000 for the first half of 2001 compared to $4,263,000 for the same period of 2000. As can be seen in the "Consolidated Average Balance Sheet and Analysis of Net Interest Income", this increase was tempered by the increase in the rate paid on interest bearing liabilities.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets. The resultant percentage serves as a measurement for the Company in comparing its results with those of past periods as well as those of peer companies. For the three months ended June 30, 2001, the net interest margin (on a taxable equivalent basis) was 3.59% compared with 4.09% for the same period of 2000. For the six months ended June 30, 2001, the net interest margin (on a taxable equivalent basis) was 3.49% compared with 4.16% for the same period of 2000. Most of this decrease was due to interest expense attributable to interest-bearing liabilities.

Please refer to the "Consolidated Average Balance Sheet and Analysis of Net Interest Income" table included in this Form 10-Q for a quantitative analysis of the Company's net interest income.

Provision for Loan Losses

The provision for loan losses is based upon management's continuing evaluation of the adequacy of the allowance for loan losses and is reflective of the quality of management's assessment of the portfolio and overall management of the inherent credit risk. Any changes in the provision for loan losses will be dependent on loan delinquencies, portfolio risk, and general economic conditions in the Company's markets.

Non-Interest Income

The Company's non-interest income is largely generated from fees related to customer deposit accounts and income arising from sales of products such as investments to customers. The income related to deposit accounts provides a relatively steady flow of income while the other sources are more volume-related and can vary from quarter to quarter. Another source of non-interest income is gain on sale of loans which amounted to $112,000 for the quarter ended June 30, 2001 compared to $32,000 for the comparable 2000 period. Gains on sales of loans for the six-month period ended June 30, 2001 was $286,000 compared to $60,000 for the comparable 2000 period. During the fourth quarter of 2000, the Company commenced recognizing service assets acquired through sale of mortgage loans. Prior periods were not restated to reflect the recognition of service assets since the impact of the change did not have a material impact on operating results as a whole.

Since the adjusted book value of net assets acquired in the Citizens transaction was in excess of the market value of consideration paid, this gave rise to a deferred intangible credit that is being amortized and recognized as income over a ten-year period. For the three-month period and six-month period of 2001 respectively, this amounted to $66 thousand and $92 thousand.

Non-Interest Expense

For the three-month period ended June 30, 2001, non-interest expenses totaled $2,372,000 compared to $1,595,000 for the equivalent period of 2000. Salaries and benefits represented $322,000 of this increase, primarily due to the staffing of the new Lima branch as well as a full quarter's expense for Citizens. Occupancy expense was higher by $30,000, also reflecting the costs of the two additional facilities. Data processing costs were higher by $53,000 due to additional volume. Professional fees increased to $142,000 from $30,000 largely due to costs related to issues raised incident to the Citizens transaction. Costs related to credit/debit cards increased to $97,000 from $53,000. While there are certain costs associated with opening a new branch and for acquiring a new subsidiary, the Company anticipates that the higher level of expenses will continue since additional staff has been added to accommodate the additional volume of activity.

For the six-month period ended June 30, 2001, non-interest expenses totaled $4,506,000 compared to $3,204,000 for the comparable period of 2000. Salaries and benefits represented $745,000 of this increase, again primarily due to the staffing of the new Lima branch as well as the inclusion of Citizens for four months of 2001. Occupancy expense was higher by $81,000, also reflecting the costs of the two additional facilities. Data processing costs were higher by $104,000 due to additional volume. Costs related to credit/debit cards increased to $194,000 from $104,000.

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

For the second quarter of 2001, the Company's efficiency ratio was 63.0% compared to 62.7% for the same period of 2000. For the six-month period ended June 30, 2001, the Company's efficiency ratio was 68.7% compared to 62.8% for the same period of 2000.

Return on Assets

For the quarter ended June 30, 2001, return on average assets ("ROA") was 0.88% compared to 0.85% for the same period of 2000. For the six months ended June 30, 2001, return on average assets was 0.73% compared to 0.88% for the same period of 2000.

Return on Equity

For the quarter ended June 30, 2001, return on average equity ("ROE") was 10.12% compared to 11.89% for the same period of 2000. For the six months ended June 30, 2001, return on average equity was 8.56% compared to 11.81% for the same period of 2000.

The Company and all of its subsidiaries are considered well-capitalized under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at June 30, 2001, net of the allowance for loan losses, decreased by $2.1 million from the balance at December 31, 2000 combined with the loans acquired with the Citizens transaction. Investment securities have increased by $7.3 million during this six-month period. Deposits during this same period have increased by $11.3 million combined with the Citizens acquisition. Federal Home Loan Bank borrowing were paid down by $14.5 million during the six-month period.

Shareholders' equity increased from $19.0 million at December 31, 2000 to $33.2 million at June 30, 2001. This increase results primarily from the issuance of 1,367,344 shares to acquire Citizens.

Cash and Cash Equivalents

Cash and cash equivalents totaled $14.7 million at June 30, 2001 compared to $13.9 million at December 31, 2000, including Federal funds sold at June 30, 2001 of $6.1 million and $7.7 million at December 31, 2000.

Management believes the current balance of cash and cash equivalents adequately serves the Company's liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs. Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable the Company to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Company has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

Investment Securities

At June 30, 2001, investment securities totaled $61.4 million, an increase of $8.1 million from December 31, 2000. All of the Company's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities. At June 30, 2001, the amortized cost of the Company's investment securities totaled $61.4 million, resulting in unrealized depreciation of $0.1 million and a corresponding after tax decrease in the Company's equity of less than $0.1 million.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings.

Loans

The Company's lending is primarily centered in northwestern and west central Ohio. These are principally retail lending markets, which include single-family residential and other consumer lending. A primary focus in these markets is the agribusiness industry. Gross loans totaled $293.5 million at June 30, 2001 compared to $167.8 million at December 31, 2000 with $127 million of the increase resulting from the Citizens acquisition.

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans was 0.94% at June 30, 2001 and 1.15% at December 31, 2000. Management feels this decline is acceptable given the composition of the vast majority of loans acquired in the Citizens' Bank transaction, residential mortgage loans.

The following table presents changes in the Company's allowance for loan losses for the six months ended June 30, 2001, and 2000, respectively:

($ in thousands)

	2001	2000
Balance, beginning of period	$1,936	$1,673
Acquired upon acquisition of Citizens	868	-

Chargeoffs	(224)	(166)
Recoveries	29	41
Net chargeoffs	(195)	(125)
Provision for loan losses	136	215
Balance, end of period	$2,745 ====	$1,763 ====

Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 1.07% at June 30, 2001, compared to 1.23% at December 31, 2000. Nonaccrual loans and those loans 90 days past due totaled $855,000 and $1,928,000, respectively, at June 30, 2001, compared to $360,000 and $1,359,000, respectively, at year-end 2000. The significant increase in amount of non-accrual loans results from one specific credit rather than an overall pattern. Management believes the current level of nonperforming loans is better than peer group levels and is a reflection of the quality of the Company's loan portfolio as well as increased staffing levels devoted to monitoring and pursuing this area of credits.

At June 30, 2001, the Company had an insignificant amount of loans that were considered impaired. Management will continue to monitor the status of impaired loans, including performing and nonperforming loans, in order to determine the appropriate level of the allowance for loan losses.

The first six months of 2001's provision for loan losses was lower in comparison to the same period of 2000 due to management's assessment that the allowance for loan losses was adequate in relation to the identified problem loans. Management continually monitors the loan portfolio to determine the adequacy of the allowance for loan losses and considers it to be adequate at June 30, 2001.

Funding Sources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company, totaling $302.1 million, or 86.7% of the Company's funding sources at June 30, 2001.

Non-interest bearing deposits remain a smaller portion of the funding source for the Company than for most of its peers. These balances comprised only 5.0% of total deposits at June 30, 2001.

In addition to traditional deposits, the Company maintains both short-term and long-term borrowing capacity with the Federal Home Loan Bank. FHLB borrowings totaled $46.4 million at June 30, 2001, including $26.5 million related to Citizens, compared to $30.4 million at December 31, 2000. Long-term borrowings reprice after their initial fixed rate period (at the discretion of the FHLB), and the Company has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

Shareholders' Equity

For the six months ended June 30, 2001, the Company had net income of $1,252,000 and paid dividends of $641,000, resulting in a dividend payout ratio of 51.2% of net income. Management feels the overall equity level supports this payout ratio but feels that the ratio to net income will eventually drop to more traditional industry standards. The intention is to maintain the per share dividend while earnings increase which will more normalize the payout ratio.

At June 30, 2001, the adjustment for the net unrealized loss on available-for-sale securities, net of income taxes, totaled $53,000 compared to a net unrealized loss of $303,000 at December 31, 2000. Since all the investment securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are sensitive to the changing market values of investments.

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

Management believes the Company's current mix of assets and liabilities provides a reasonable level of risk related to significant fluctuations in net interest income and the resulting volatility of the Company's earning base. The Company's management reviews interest rate risk in relation to its effect on net interest income, net interest margin, and the volatility of the earnings base of the Company. With the acquisition of Citizens' Bank of Delphos, the Company has accepted additional levels of fixed-rate assets in the form of residential mortgages. Plans are underway to mitigate the risk associated with this acquisition and various options are being considered.

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

UNITED BANCSHARES, INC.

CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	For the Three Months Ended June 30				For the Six Months Ended June 30
	2001		2000		2001		2000
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Securities:
Taxable	$39,282	7.29%	$24,209	7.38%	$35,965	7.22%	$24,580	7.45%
Tax-exempt	20,974	7.64%	25,921	7.88%	21,603	7.61%	26,326	7.85%
Total	60,256	7.41%	50,130	7.64%	57,568	7.36%	50,906	7.66%
Loans	303,715	8.22%	174,809	8.82%	263,597	8.32%	172,030	7.85%
Federal funds sold	11,915	5.25%	2,156	5.41%	10,280	5.69%	1,670	5.72%
Total earning assets	375,886	7.99%	227,095	8.52%	331,445	8.07%	224,606	8.45%
Allowance for loan
Losses	(2,751)		(1,734)		(2,444)		(1,696)
Other assets	19,169		14,210		17,857		14,177
Total assets	$392,304 ======		$239,571 ======		$346,858 ======		$237,087 ======

LIABILITIES AND EQUITY
Interest bearing liabilities:
Interest bearing
deposits	$285,608	4.82%	$180,851	4.70%	$252,640	4.94%	$180,834	4.56%
Borrowed funds	52,231	5.54%	26,827	6.12%	45,920	6.06%	24,108	6.08%
Total	337,839	4.93%	207,678	4.88%	298,560	5.11%	204,942	4.74%
Non-interest bearing
deposits	15,224		14,437		15,213		14,207
Other liabilities	4,952		291		3,571		288

Shareholders' equity	34,289		17,165		29,514		17,650

Total liabilities
and shareholders'
equity	$392,304 ======		$239,571 ======		$346,858 ======		$237,087 ======

Interest income to
earning assets		7.99%		8.52%		8.07%		8.45%
Interest expense to
earning assets		4.43%		4.46%		4.60%		4.32%

Net interest margin		3.56%		4.06%		3.47%		4.13%

Interest income and yields presented on a fully tax-equivalent basis using a 34% tax rate.

PART II

ITEM 1:	Legal Proceedings.
None

ITEM 2:	Changes in Securities and Use of Proceeds.
None

ITEM 3:	Defaults upon Senior Securities.
None

ITEM 4:	Submission of Matters to a Vote of Security Holders.
On May 14, 2001, at the annual shareholders' meeting, the shareholders of the Company elected the slate of directors as proposed in the definitive proxy. Following are the results of the election:

	Shares For	Shares Withheld
Robert L. Dillhoff	2,730,678	28,068
Joe S. Edwards, Jr.	2,724,427	34,319
Thomas J. Erhart	2,718,281	40,465
P. Douglas Harter	2,731,601	27,145
E. Eugene Lehman	2,721,948	36,798
Carl L. McCrate	2,572,671	186,075
John P. Miller	2,727,237	31,509
William R. Perry	2,728,725	30,021
James N. Reynolds	2,731,541	27,205
H. Edward Rigel	2,735,711	23,035
David P. Roach	2,721,826	36,920
Daniel W. Schutt	2,729,147	29,599

Also at the annual meeting, the shareholders approved the increase in authorized number of shares of the Company to 4,750,000 shares. The vote was 2,651,300 shares in favor, 64,875 shares against, and 42,571 shares abstaining.

ITEM 5:	Other Information
None

ITEM 6:	Exhibits and Reports on Form 8-K.
	(a)	Exhibit 11	Computation of Earnings Per Share
(b) Form 8-K/A was filed on May 10, 2001 providing pro forma financial information resulting from the February 28, 2001 merger of Delphos Citizens Bancorp, Inc. with and into United Bancshares, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date:	August 10, 2001	By:/s/ E. Eugene Lehman
E. Eugene Lehman
President
(Also signing as CFO)

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED MARCH 31, 2001

Exhibit
Number	Description	Exhibit Location
11	Computation of Earnings Per Share.	Filed herewith