Form 10-Q
period 2001-09-30
UNITED BANCSHARES INC/OH
filed 2001-11-13
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

          Yes          X          No

                    _ _ _ _ _ _        _ _ _ _ _ _

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of November 9, 2001:   3,588,864.

This document contains 15 pages.

PART I - FINANCIAL INFORMATION

ITEM 1

UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2001	2000
ASSETS
Cash and cash equivalents:
Cash and due from banks	$6,942	$6,051
Interest-bearing deposits in other banks	12,475	134
Federal funds sold	11,518	7,684
Total cash and cash equivalents -----------------------------------------	30,935 ---------	13,869 ---------
Available-for-sale investment securities, at estimated fair value
(amortized cost of $88,183 and $53,743 at September
30, 2001 and December 31, 2000, respectively)	89,021	53,283
Federal Home Loan Bank Stock, at cost	3,604	1,693
Loans held for sale, at estimated fair value	6,870	11,179

Loans	236,744	167,772
Allowance for loan losses	(2,747)	(1,936)
Net loans ------------------------------------------	233,997 ----------	165,836 ----------
Premises and equipment, net	5,405	4,898
Other assets	7,246	6,057
Total assets ------------------------------------------	$377,078 ----------	$256,815 ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$18,663	$17,698
Interest bearing	286,787	187,808
Total deposits -----------------------------------------	305,450 ----------	205,506 ----------
Federal Home Loan Bank borrowings	29,848	30,433
Federal funds purchased and other borrowings	829	0
Deferred credit - purchase accounting	3,710	0
Accrued expenses and other liabilities	2,613	1,827
Total liabilities ------------------------------------------	342,450 -----------	237,766 ----------
Shareholders' Equity
Common stock, $1 stated value, 3,750,000 shares
Authorized - 3,674,892 shares issued at
September 30, 2001 and 2,300,646 shares
issued at December 31, 2000	3,675	2,301
Capital surplus	14,206	1,955
Retained earnings	17,476	16,010
Accumulated other comprehensive income/(loss) ---------------------------------------------------------------	513 ---------	(303) ---------
	35,870	19,963
Treasury stock, at cost, 88,064 shares at September 30,
2001 and 53,318 shares at December 31, 2000	(1,242)	(914)
Total shareholders' equity	34,628	19,049
Total liabilities and shareholders' equity	$377,078	$256,815

UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Interest income	$6,927	$4,873	$19,917	$13,964
Interest expense	3,834	2,855	11,402	7,683
Net interest income	3,093	2,018	8,515	6,281
Provision for loan losses	87	118	223	333
Net interest income after
provision for loan losses	3,006	1,900	8,292	5,948

Other income	411	230	980	657
Gain on sales of loans	760	33	1,047	93
Gain (loss) on securities transactions	22	4	22	3
Other expenses	2,419	1,727	6,925	4,931
Income before income taxes	1,780	440	3,416	1,770
Income taxes	530	65	914	359
Net Income	$1,250	$375	$2,502	$1,411

Basic earnings per share	$0.35	$0.16	$0.76	$0.62
Diluted earnings per share	$0.33	$0.16	$0.71	$0.59
Weighted average shares
outstanding (basic)	3,585,650	2,298,549	3,304,958	2,293,968
Weighted average shares
outstanding (diluted)	3,783,057	2,409,448	3,507,076	2,409,448
Cash dividends declared	$395	$247	$1,036	$746
Cash dividend per share	$0.11	$0.11	$0.33	$0.33
Comprehensive income	$1,856	$1,217	$3,342	$1,867

UNITED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2001	2000
Cash flows from operating activities	$1,987	$2,265

Cash flows from investing activities:
Net proceeds from sales (purchases) of available
for sale securities	(17,633)	(2,128)
Net cash received from acquisition of Delphos
Citizens Bancorp	3,384	-
Net decrease (increase) in loans	46,369	(12,634)
Expenditures for premises and equipment	(828)	(341)

Net cash provided by (used in) investing activities	31,292	(15,103)

Cash flows from financing activities:
Net increase (decrease) in deposits	15,046	2,016
Federal Home Loan Bank:
Borrowings	1,000	13,500
Repayments	(31,235)	(252)
Net increase in Federal funds purchased and
other borrowings	(21)	-
Cash dividends paid	(1,036)	(746)
Purchase of treasury shares	-	(914)
Exercise of stock options	33	83

Net cash provided by (used in)
financing activities	(16,213)	13,687

Net increase (decrease) in cash and cash equivalents	17,066	849
Cash and cash equivalents at beginning of period	13,869	8,772
Cash and cash equivalents at end of period	$30,935 =====	$9,621 =====

NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1 - Consolidated Financial Statements

               The accompanying unaudited Condensed Consolidated Balance Sheets, Statements of Income, and Statements of Cash Flows of United Bancshares, Inc. and subsidiaries (the "Company") reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the three months and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Complete audited consolidated financial statements with footnotes thereto are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Note 2 - Acquisition of Delphos Citizens Bancorp

             Effective the close of business February 28, 2001, the Company entered into a reorganization with Delphos Citizens Bancorp (Delphos) that resulted in Delphos being acquired by the Company. As a result of the transaction, the Company paid cash of $8.6 million and issued 1,367,344 shares of its common stock in exchange for 100% of the outstanding common stock of Delphos.

             The transaction was accounted for using purchase accounting. Consequently, the assets and liabilities of Delphos as of February 28, 2001 were recorded at their estimated fair values. The total purchase price, including cash paid and the estimated fair value of the shares issued, approximated $22.3 million and resulted in a deferred credit (negative goodwill) of $3.9 million. Such deferred credit is currently being amortized to income using the straight-line method over a ten-year period.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

              The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	1.29%	0.60%	0.93%	0.78%
Average shareholders' equity (a)	14.91%	8.51%	10.87%	10.71%
Net interest margin (a)	3.47%	3.66%	3.47%	3.96%
Efficiency ratio (a, b)	54.75%	70.42%	63.10%	65.30%
Average shareholders' equity to average assets	8.63%	7.00%	8.55%	7.29%
Loans, net of unearned interest, to deposits
(end of period)	79.76%	89.76%	79.76%	89.76%
Allowance for loan losses to loans, net of
unearned interest (end of period)	1.13%	1.00%	1.13%	1.00%
Cash dividends to net income	31.57%	66.01%	41.41%	52.84%

PER SHARE DATA
Book value per share	$ 9.65	$ 8.17	$ 9.65	$ 8.17
Basic earnings per share	$ 0.35	$ 0.16	$ 0.76	$ 0.62
Diluted earnings per share	$ 0.33	$ 0.16	$ 0.71	$ 0.59
Cash dividends per share	$ 0.11	$ 0.11	$ 0.33	$ 0.33

(a)     Net income to average assets, net income to average shareholders'

equity, net interest margin, and efficiency ratio are presented on an annualized basis. Net interest margin is calculated using fully tax equivalent net interest income as a percentage of average interest earning assets.

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

        Both The Union Bank Company and The Bank of Leipsic are chartered by the state of Ohio and subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC") and the Ohio Division of Financial Institutions. Citizens' Bank of Delphos is a federally-chartered savings bank, subject to regulation, supervision, and examination by the FDIC and the Office of Thrift Supervision ("OTS"). This discussion and analysis should be read in conjunction with the 2000 audited consolidated financial statements, and footnotes thereto and the ratios, statistics, and discussions contained elsewhere in the Form 10-Q.

        On March 1, 2001, the Company completed the acquisition of Delphos Citizens Bancorp and its wholly-owned subsidiary, Citizens' Bank of Delphos (Citizens). That transaction was accounted for as a purchase and the financial position and results of operations of Citizens are consolidated within these financial statements for the period subsequent to the acquisition.

RESULTS OF OPERATIONS

Overview of the Income Statement

       Net income for the three months ended September 30, 2001, totaled $1,250,000, a 233.7% increase over 2000 results of $375,000. Net income for the nine months ended September 30, 2001, totaled $2,502,000, a 77.3% increase over 2000 results of $1,411,000. Earnings per diluted share were $0.33 for the three months ended September 30, 2001, as compared to $0.16 for the same period in 2000. Earnings per diluted shares were $0.71 for the nine months ended September 30, 2001, as compared to $0.59 for the same period in 2000.

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

       Net interest income was $3,093,000 in the third quarter of 2001 compared to $2,018,000 for the same period of 2000. Net interest income was $8,515,000 for the first nine months of 2001 compared to $6,281,000 for the same period of 2000. As can be seen in the "Consolidated Average Balance Sheet and Analysis of Net Interest Income", this increase was tempered by the decrease in the yield on earning assets.

       Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets. The resultant percentage serves as a measurement for the Company in comparing its results with those of past periods as well as those of peer companies. For the three months ended September 30, 2001, the net interest margin (on a taxable equivalent basis) was 3.47% compared with 3.66% for the same period of 2000. For the nine months ended September 30, 2001, the net interest margin (on a taxable equivalent basis) was 3.47% compared with 3.96% for the same period of 2000. Most of this decrease was due to decreased interest income attributable to interest-earning assets.

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

Non-Interest Income

       The Company's non-interest income is largely generated from fees related to customer deposit accounts and income arising from sales of products such as investments to customers. The income related to deposit accounts provides a relatively steady flow of income while the other sources are more volume-related and can vary from quarter to quarter. Another source of non-interest income is gain on sale of loans including capitalization of retained mortgage servicing rights, which amounted to $760,000 for the quarter ended September 30, 2001 compared to $33,000 for the comparable 2000 period. During the third quarter of 2001, approximately $45 million of fixed-rate mortgage loans originated by Citizens were sold to FHLMC in two separate sales. Gains and retained mortgage servicing rights of $460,000 were recognized from these sales and are part of the quarterly amounts cited above. Gains on sales of loans and retained mortgage servicing rights for the nine-month period ended September 30, 2001 were $1,047,000 compared to $93,000 for the comparable 2000 period. The significant increase in gain on sale of loans for the comparable nine-month periods resulted from the significant gains relating to the two large third quarter loan sales, as well as an increase in capitalized servicing rights and a $182,000 reduction in the valuation allowance for loans held for sale during the 2001 nine-month period.

       Since the fair value of net assets acquired in the Citizens transaction was in excess of the fair value of consideration paid, this gave rise to a deferred credit that is being amortized and recognized as income over a ten-year period. For the three-month and nine-month periods ended September 30, 2001 this amounted to $138,000 and $230,000, respectively.

Non-Interest Expense

       For the three-month period ended September 30, 2001, non-interest expenses totaled $2,419,000 compared to $1,727,000 for the equivalent period of 2000. Salaries and benefits represented $350,000 of this increase, primarily due to the staffing of the new Lima branch as well as a full quarter's expense for Citizens. Occupancy expense was higher by $39,000, also reflecting the costs of the two additional facilities. Data processing costs were higher by $60,000 due to additional volume. Professional fees increased to $120,000 from $49,000 largely due to costs related to issues raised incident to the Citizens transaction. While there are certain costs associated with opening a new branch and acquiring a new subsidiary, the Company anticipates that the higher level of expenses will continue since additional staff has been added to accommodate the additional volume of activity.

       For the nine-month period ended September 30, 2001, non-interest expenses totaled $6,925,000 compared to $4,931,000 for the comparable period of 2000. Salaries and benefits represented $1,095,000 of this increase, again primarily due to the staffing of the new Lima branch as well as the inclusion of Citizens for seven months of 2001. Occupancy expense was higher by $120,000, also reflecting the costs of the two additional facilities. Data processing costs were higher by $164,000 due to additional volume. Costs related to credit/debit cards increased to $262,000 from $156,000.

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

       For the third quarter of 2001, the Company's efficiency ratio was 54.7% compared to 70.4% for the same period of 2000. The efficiency ratio for 2001 was favorably impacted by the elements of non-interest income arising from an increase in gains on sales of loans including retained mortgage servicing rights recognized in the third quarter. For the nine-month period ended September 30, 2001, the Company's efficiency ratio was 63.1% compared to 65.3% for the same period of 2000.

Return on Assets

       For the quarter ended September 30, 2001, return on average assets ("ROA") was 1.29% compared to 0.60% for the same period of 2000. For the nine months ended September 30, 2001, return on average assets was 0.93% compared to 0.78% for the same period of 2000. The improvements in the 2001 periods as compared to 2000 were largely a result of gains on loan sales.

Return on Equity

       For the quarter ended September 30, 2001, return on average equity ("ROE") was 14.91% compared to 8.51% for the same period of 2000. For the nine months ended September 30, 2001, return on average equity was 10.87% compared to 10.71% for the same period of 2000.

       The Company and all of its subsidiaries are considered well-capitalized under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

       Loans at September 30, 2001, net of the allowance for loan losses, decreased by $63.2 million from the balance at December 31, 2000 combined with the loans acquired with the Citizens transaction. Investment securities have increased by $35.2 million during this nine-month period. Deposits during this same period have increased by $14.6 million combined with the Citizens acquisition. Federal Home Loan Bank borrowing were paid down by $31.2 million during the nine-month period. The major portion of these changes reflect the results of sales of fixed-rate mortgage loans and subsequent reinvestment of proceeds into investments securities as well as payment of Federal Home Loan Bank borrowings.

        Shareholders' equity increased from $19.0 million at December 31, 2000 to $34.6 million at September 30, 2001. This increase results primarily from the issuance of 1,367,344 shares to acquire Citizens.

Cash and Cash Equivalents

       Cash and cash equivalents totaled $30.9 million at September 30, 2001 compared to $13.9 million at December 31, 2000, including Federal funds sold at September 30, 2001 of $11.5 million and $7.7 million at December 31, 2000. Much of this increase is a result of the proceeds from the sale of Citizens' loans. Such funds will ultimately likely be invested in the securities portfolio.

       Management believes the current balance of cash and cash equivalents, after allowing for the probable investment cited in the above paragraph, adequately serves the Company's liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs. Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable the Company to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Company has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

Investment Securities

       At September 30, 2001, investment securities totaled $89.0 million, an increase of $35.7 million from December 31, 2000. The majority of the increase has resulted from the reinvestment of proceeds from sales of fixed-rate mortgage loans. All of the Company's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities. At September 30, 2001, the amortized cost of the Company's investment securities totaled $88.2 million, resulting in unrealized appreciation of $0.8 million and a corresponding after tax increase in the Company's equity of $0.5 million.

       Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings.

Loans

       The Company's lending is primarily centered in northwestern and west central Ohio. These are principally retail lending markets, which include single-family residential and other consumer lending. A primary focus in these markets is the agribusiness industry. Gross loans totaled $236.7 million at September 30, 2001 compared to $167.8 million at December 31, 2000 with $127 million of the increase resulting from the Citizens acquisition. The remaining net reduction represents the sales of fixed-rate mortgage loans through the secondary market.

Allowance for Loan Losses

       The allowance for loan losses as a percentage of loans was 1.13% at September 30, 2001 and 1.00% at December 31, 2000.

The following table presents changes in the Company's allowance for loan losses for the nine months ended September 30, 2001, and 2000, respectively:

	($ in thousands)
	2001	2000
Balance, beginning of period	$1,936	$1,673
Acquired upon acquisition of Citizens	868	-

Chargeoffs	(320)	(282)
Recoveries	40	80
Net chargeoffs	(280)	(202)
Provision for loan losses	223	333
Balance, end of period	$2,747 ====	$1,804 ====

       Nonperforming loans (those loans classified as nonaccrual, 90 days or more past due, and other real estate owned) as a percentage of outstanding loans were 0.99% at September 30, 2001, compared to 1.23% at December 31, 2000. Nonaccrual loans and those loans 90 days past due totaled $693,000 and $1,294,000, respectively, at September 30, 2001, compared to $360,000 and $1,359,000, respectively, at year-end 2000. The significant increase in amount of non-accrual loans results from one specific credit rather than an overall pattern. Management believes the current level of nonperforming loans is better than peer group levels and is a reflection of the quality of the Company's loan portfolio as well as increased staffing levels devoted to monitoring and pursuing this area of credits.

       At September 30, 2001, the Company had an insignificant amount of loans that were considered impaired. Management will continue to monitor the status of impaired loans, including performing and nonperforming loans, in order to determine the appropriate level of the allowance for loan losses.

       The first nine months of 2001's provision for loan losses was lower in comparison to the same period of 2000 due to management's assessment that the allowance for loan losses was adequate in relation to the identified problem loans. Management continually monitors the loan portfolio to determine the adequacy of the allowance for loan losses and considers it to be adequate at September 30, 2001.

Funding Sources

       The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the Company, totaling $305.5 million, or 91.1% of the Company's funding sources at September 30, 2001.

       Non-interest bearing deposits remain a smaller portion of the funding source for the Company than for most of its peers. These balances comprised only 6.1% of total deposits at September 30, 2001.

       In addition to traditional deposits, the Company maintains both short-term and long-term borrowing capacity with the Federal Home Loan Bank. FHLB borrowings totaled $29.8 million at September 30, 2001 compared to $30.4 million at December 31, 2000. Long-term borrowings reprice after their initial fixed rate period (at the discretion of the FHLB), and the Company has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product. Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

Shareholders' Equity

       For the nine months ended September 30, 2001, the Company had net income of $2,502,000 and paid dividends of $1,036,000, resulting in a dividend payout ratio of 41.4% of net income. Management feels the overall equity level supports this payout ratio but feels that the ratio to net income will eventually drop to more traditional industry standards. The intention is to maintain the per share dividend while earnings increase which will more normalize the payout ratio.

       At September 30, 2001, the adjustment for the net unrealized income on available-for-sale securities, net of income taxes, totaled $513,000 compared to a net unrealized loss of $303,000 at December 31, 2000. Since all the investment securities in the Company's portfolio are classified as available-for-sale, both the investment and equity sections of the Company's balance sheet are sensitive to the changing market values of investments.

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

       Management believes the Company's current mix of assets and liabilities provides a reasonable level of risk related to significant fluctuations in net interest income and the resulting volatility of the Company's earning base. The Company's management reviews interest rate risk in relation to its effect on net interest income, net interest margin, and the volatility of the earnings base of the Company. With the acquisition of Citizens, the Company has accepted additional levels of fixed-rate assets in the form of residential mortgages. Plans are underway to mitigate the risk associated with this acquisition and various options are being considered. The sale during the third quarter of approximately $45 million of fixed-rate mortgage loans originated by Citizens was primarily done to deal with this risk.

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

UNITED BANCSHARES, INC.

CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2001		2000		2001		2000
	Average	Yield/	Average	Yield/	Average	Yield	Average	Yield
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Securities:
Taxable	$45,557	6.34%	$32,028	6.61%	$39,197	6.87%	$27,090	7.12%
Tax-exempt	20,438	7.59%	23,026	8.48%	21,210	7.61%	25,214	8.04%
Total	65,995	6.73%	55,054	7.39%	60,407	7.13%	52,304	7.56%
Loans	287,329	8.05%	179,596	8.79%	271,594	8.22%	174,580	8.74%
Federal funds sold	15,048	2.91%	3,257	6.10%	11,887	4.50%	2,205	5.90%
Total earning assets	368,372	7.60%	237,907	8.43%	343,888	7.90%	229,089	8.44%
Allowance for loan
losses	(2,727)		(1,789)		(2,539)		(1,728)
Other assets	19,702		14,080		18,480		14,144
Total assets	$385,347 ======		$250,198 ======		$359,829 ======		$241,505 ======

LIABILITIES AND EQUITY
Interest bearing liabilities:
Interest bearing
deposits	$286,535	4.47%	$184,344	5.02%	$264,062	4.77%	$182,017	4.72%
Borrowed funds	42,416	5.66%	32,734	6.43%	44,739	5.93%	27,015	6.22%
Total	328,951	4.62%	217,078	5.23%	308,801	4.94%	209,032	4.91%
Non-interest bearing
deposits	17,053		15,072		15,833		14,498
Other liabilities	6,093		544		4,422		374

Shareholders' equity	33,250		17,504		30,773		17,601

Total liabilities
and shareholders'
equity	$385,347 ======		$250,198 ======		$359,829 ======		$241,505 ======
Interest income to interest
earning assets		7.60%		8.43%		7.90%		8.44%
Interest expense to interest
earning assets		4.13%		4.77%		4.43%		4.48%

Net interest margin		3.47%		3.66%		3.47%		3.96%

Interest income and yields presented on a fully tax-equivalent basis using a 34% tax rate.

PART II

ITEM 1:	Legal Proceedings. None

ITEM 2:	Changes in Securities and Use of Proceeds. None

ITEM 3:	Defaults upon Senior Securities. None

ITEM 4:	Submission of Matters to a Vote of Security Holders. None

ITEM 5:	Other Information None

ITEM 6:	Exhibits and Reports on Form 8-K.
(a)	Exhibit 11 Computation of Earnings Per Share
(b)	Form 8-K was filed on July 24, 2001 announcing the results of operations for the second quarter and the declaration of a cash dividend to be paid in the third quarter.
Form 8-K was filed on September 26, 2001 announcing the sale of approximately $45 million of fixed-rate mortgage loans.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date:	November 13, 2001	By:/s/ E. Eugene Lehman E. Eugene Lehman President (Also signing as CFO)

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED SEPTEMBER 30, 2001

Exhibit
Number 11	Description Computation of Earnings Per Share.	Exhibit Location Filed herewith

EXHIBIT 11

UNITED BANCSHARES, INC. AND SUBSIDIARIES

Computation of Earnings Per Share

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

BASIC EARNINGS PER SHARE:
Net Income	$1,250	$375	$2,502	$1,411

Weighted average common shares outstanding	3,585,650	2,298,549	3,304,958	2,293,968

BASIC EARNINGS PER SHARE	$0.35	$0.16	$0.76	$0.62

DILUTED EARNINGS PER SHARE:
Net Income	$1,250	$375	$2,502	$1,411

Weighted average common shares outstanding	3,585,650	2,298,549	3,304,958	2,293,968
Net effect of the assumed exercise of stock options	197,407	110,899	202,118	115,480
Total	3,783,057	2,409,448	3,507,076	2,409,448

DILUTED EARNINGS PER SHARE	$0.33	$0.16	$0.71	$0.59