Form 10-K
period 2001-12-31
UNITED BANCSHARES INC/OH
filed 2002-04-01
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 of the

Securities Exchange Act of 1934, as amended

For the year ended December 31, 2001

Commission File No.:  000-29283

UNITED BANCSHARES, INC.

(exact name of registrant as specified in its charter)

OHIO

34-1516518

(State or other jurisdiction of

(I.R.S. Employer I.D. No.)

incorporation or organization)

100 S. High Street, Columbus Grove, Ohio 45830

(Address of principal executive offices)

Registrant’s telephone number, including area code: (419) 659-2141

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ___X_____  No ________

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  __________

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $31,591,730, based upon the last sales price as quoted on the Nasdaq National Market for February 28, 2002.

The number of shares of Common Stock outstanding as of February 28, 2002:  3,593,564.

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to Shareholders for the year ended December 31, 2001 is incorporated by reference into Parts I and II.  Portions of the Proxy Statement dated March 20, 2002 for the 2002 Annual Meeting of Stockholders is incorporated by reference into Part III.

PART I

Item 1.

Business

Forward Looking Statements

Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, and other risks.  Actual strategies and results in future time periods may differ materially from those currently expected.  Such forward-looking statements represent management’s judgment as of the current date.  The Corporation disclaims, however, any intent or obligation to update such forward-looking statements.

General

United Bancshares, Inc., an Ohio corporation (the “Corporation”), is a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation was incorporated and organized in 1985.  The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.

Through its subsidiaries, The Union Bank Company, Columbus Grove, Ohio; The Bank of Leipsic Company, Leipsic, Ohio; Citizens Bank of Delphos, Delphos, Ohio; and BancServices United, Inc., Columbus Grove, Ohio, the Corporation is engaged in the business of commercial banking.

General Description of Holding Company Subsidiaries and Recent Acquisition

The Union Bank Company is an Ohio state-chartered bank, with its main office located in Columbus Grove, Ohio.  The Union Bank Company presently operates two branch offices in Putnam County, Ohio (one in the village of Kalida and one in the village of Ottawa) and three branch offices in Allen County, Ohio.  At December 31, 2001, The Union Bank Company had 46 full-time equivalent employees.

The Bank of Leipsic Company is an Ohio state-chartered bank.  The main, and only, office of The Bank of Leipsic Company is located in the village of Leipsic, Putnam County, Ohio.  At December 31, 2001, The Bank of Leipsic Company had 13 full-time equivalent employees.  The Bank of Leipsic Company merged with United Bancshares, Inc. effective January 1, 2000.

As described in Note 1 to the consolidated financial statements included in the Annual Report, which is marked Exhibit 13 and incorporated herein by reference, the Corporation acquired all of the outstanding common stock of Delphos Citizens Bancorp, Inc. and its wholly-owned subsidiary, Citizens Bank of Delphos (Citizens), effective March 1, 2001.  Citizens is a Federally-chartered savings banks with its only office located in the city of Delphos, Allen County, Ohio.  At December 31, 2001, Citizens had 13 full-time equivalent employees.

The acquisition was accounted for as a purchase and resulted in a deferred credit (negative goodwill) of $4.2 million, which for 2001 was amortized over a ten year period on a straight-line basis.  Consequently, 2001 net income was increased $346,000 as a result of the amortization of the deferred credit.  As described in Note 20 to the consolidated financial statements, as a result of a new accounting pronouncement, the amortization of the deferred credit will cease effective January 1, 2002 and the remaining unamortized deferred credit of $3.8 million will be recognized as income from a change in accounting principle in the first quarter of 2002.

In addition to the impact on net income of the amortization of the deferred credit, the 2001 consolidated financial statements were significantly impacted as a result of a $45 million sale of fixed rate mortgage loans by Citizens.  The sale resulted in a gain on sale of loans of $463,000, including capitalized mortgage servicing rights of $270,000.  The proceeds from the sale were largely reinvested in mortgage-backed securities.  Although the Corporation contemplates continuing to sell fixed rate mortgage loans when appropriate, the future loan sales activities, including corresponding gains, could be substantially lower than was experienced in 2001.

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

BancServices United, Inc. is an Ohio Corporation, its main, and only, office will be located in the city of Columbus Grove, Putnam County, Ohio.  BancServices United, Inc. was a subsidiary of Citizens Bank of Delphos until July 2001 at which time Citizens Bank of Delphos declared a dividend to the Corporation of all of its issued and outstanding stock of Delphos Service Corp., the subsidiary’s name was subsequently changed to BancServices United, Inc.  Once operational, BancServices United, Inc. will provide mortgage servicing support to the Corporation’s depository institution subsidiaries as well as other administrative support and processing services that are currently handled by the Corporation’s holding company employees.

The Corporation is registered as a Securities Exchange Act of 1934 (the “1934 Act”) reporting company.

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

As Ohio state-chartered banks, The Union Bank Company and Bank of Leipsic are supervised and regulated by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”).  Citizens Bank of Delphos is a federally chartered savings bank, subject to regulation, supervision, and examination by the FDIC and the Office of Thrift Supervision (“OTS”).  The deposits of The Union Bank Company, Bank of Leipsic, and Citizens Bank of Delphos are insured by the FDIC and the banks are subject to the applicable provisions of the Federal Deposit Insurance Act.  A subsidiary of a bank holding company can be liable to reimburse the FDIC, if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default.  In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies’ regulations on prompt corrective action guarantees a portion of the institution’s capital shortfall, as discussed below.

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

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies.  The risk-based capital guidelines include both a definition and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad risk categories.  The minimum ratio of total capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%.  At least 4% is to be comprised of common stockholders’ equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”).  The remainder (“Tier 2 capital”) may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan losses.  The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including having the highest regulatory rating.  The minimum leverage ratio is 1%-2% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth.  State non-member bank subsidiaries, such as The Union Bank Company and Bank of Leipsic, are subject to similar capital requirements adopted by the FDIC.  The OTS has similar requirements that would apply to Citizens Bank of Delphos.

The Corporation and its subsidiaries currently satisfy all capital requirements.  Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

The federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks.  Under these regulations, institutions, which become undercapitalized, become subject to mandatory regulatory scrutiny and limitations, which increase as capital decreases.  Such institutions are also required to file capital plans with their primary federal regulator, and their holding companies must guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes undercapitalized.

The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiary banks and other subsidiaries.  However, the Federal Reserve Board expects the Corporation to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends for shareholders of the Corporation.  The Union Bank Company, Bank of Leipsic, and Citizens Bank of Delphos may not pay dividends to the Corporation if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements.  The Union Bank Company, Bank of Leipsic, and Citizens Bank of Delphos must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net income and the retained net income for the preceding two years, less required transfers to surplus.  Payment of dividends by a bank subsidiary may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice.  These provisions could have the effect of limiting the Corporation’s ability to pay dividends on its outstanding common shares.

The Corporation has notified the Federal Reserve Board of its engagement in authorized non-banking activities, under the Bank Holding Company Act of 1956, as amended, and the rules and regulations promulgated there under through BancServices United, Inc.  BancServices United, Inc. may also declare and pay dividends to the Corporation, its sole shareholder.  As an Ohio Corporation, BancServices Untied, Inc. may not pay a dividend when it is insolvent or when there is reasonable grounds to believe that it would be rendered insolvent by the payment of such a dividend.

Deposit Insurance Assessments and Recent Legislation

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (”SAIF”).  The Union Bank Company and the Bank of Leipsic are members of BIF while Citizens Bank of Delphos is a member of SAIF.  The FDIC may increase assessment rates for either fund if necessary to restore the fund’s ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met.  The FDIC has established a risk-based assessment system for both BIF and SAIF members.  Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund.  The risk level is determined based on the institution’s capital level and the FDIC’s level of supervisory concern about the institution.

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

Statistical Financial Information Regarding the Corporation

The following schedules and table analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiaries, as required under Securities Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation and its subsidiaries.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.

The following are the average balance sheets for the years ended December 31:

ASSETS

(in thousands)

2001

2000

1999

Interest-earning assets

Securities available-for-sale (1)

Taxable

$

53,521

$

29,483

$

29,537

Non-taxable

21,076

25,441

24,526

Federal funds sold

9,875

 4,053

2,787

Loans, net (2)

264,243

175,743

156,143

Total interest-earning

assets

348,715

234,720

212,993

Non-interest-earning assets

Cash and due from banks

6,936

4,590

4,829

Premises and equipment, net

5,185

4,341

4,167

Accrued interest receivable and

other assets

6,656

2,955

4,795

Allowance for loan losses

(2,577)

(1,751)

(1,645)

$

364,915

$

244,855

$

225,139

======

======

======

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities

Deposits

Savings and interest-bearing

demand deposits

$

62,645

$

49,859

$

51,774

Time deposits

207,502

133,599

128,070

Federal funds purchased

0

402

556

Advances from Federal Home

Loan Bank

41,224

27,888

10,899

Total interest-bearing

liabilities

311,371

211,748

191,299

Non-interest-bearing liabilities

Demand deposits

16,864

15,069

14,019

Accrued interest payable and other

liabilities

5,019

532

1,494

333,254

227,349

206,812

Stockholders’ equity (3)

31,661

17,506

18,327

$

364,915

$

244,855

$

225,139

======

======

======

(1)

Securities available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Loan balances include principal balances of nonaccrual loans.

(3)

Stockholders’ equity is shown net of average net unrealized appreciation (depreciation) on securities available-for-sale, net of tax.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

B.

The following tables set forth, for the years indicated, the condensed average balances of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.

2001

(in thousands)

Average

Average

Balance

Interest

Rate

INTEREST-EARNING ASSETS

Securities (1)

Taxable

$

53,521

$

3,190

5.96%

Non-taxable (2)

21,076

1,589

7.54%

Federal funds sold

9,875

531

5.37%

Loans  (3, 4)

264,243

21,465

8.12%

Total interest-earning assets

348,715

26,775

7.68%

INTEREST-BEARING LIABILITIES

Deposits

Savings and interest-

bearing demand

deposits

62,645

1,334

2.13%

Time deposits

207,502

11,002

5.30%

Advances from FHLB

41,224

2,495

6.05%

Total interest-bearing

liabilities

$

311,371

14,831

4.76%

Net interest income, tax equivalent basis

$

11,944

Net interest income as a percent of

======

of average interest-earning assets

3.44%

=====

(1)

Securities available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate in 2001).

(3)

Loan balances include principal balances of non-accrual loans.

(4)

Interest income on loans includes fees on loans of  $797,970.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

2000

(in thousands)

Average

Average

Balance

 Interest

Rate

INTEREST-EARNING ASSETS

Securities (1)

Taxable

$

29,483

$

1,976

6.70%

Non-taxable (2)

25,441

1,968

7.74%

Federal funds sold

4,053

249

6.14%

Loans   (3, 4)

175,743

15,416

8.77%

Total interest-earning assets

234,720

19,609

8.35%

INTEREST-BEARING LIABILITIES

Deposits

Savings and interest-

bearing demand

deposits

49,859

1,293

2.59%

Time deposits

133,599

7,588

5.68%

Federal funds purchased

402

23

5.72%

Advances from FHLB

27,888

1,783

6.39%

Total interest-bearing

liabilities

$

211,748

10,687

5.05%

Net interest income, tax equivalent basis

$

8,922

Net interest income as a percent of

=====

of average interest-earning assets

3.80%

====

(1)

Securities available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate in 2000).

(3)

Loan balances include principal balance of non-accrual loans.

(4)

Interest income on loans includes fees on loans of $458,688.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

1999

(in thousands)

Average

Average

Balance

Interest

Rate

INTEREST-EARNING ASSETS

Securities (1)

Taxable

$

29,537

$

1,905

6.45%

Non-taxable (2)

24,526

1,958

7.98%

Federal funds sold

2,787

153

5.49%

Loans   (3, 4)

156,143

13,307

8.52%

Total interest-earning assets

212,993

17,323

8.13%

INTEREST-BEARING LIABILITIES

Deposits

Savings and interest-

bearing demand

deposits

51,774

1,345

2.60%

Time deposits

128,070

6,568

5.13%

Federal funds purchased

556

29

5.24%

Advances from FHLB

10,899

656

6.02%

Total interest-bearing

liabilities

$

191,229

8,598

4.50%

Net interest income, tax equivalent basis

$

8,725

Net interest income as a percent of

=====

of average interest-earning assets

4.10%

=====

(1)

Securities available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate in 1999).

(3)

Loan balances include principal balance of non-accrual loans.

(4)

Interest income on loans includes fees on loans of $354,281.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

C.

The following tables set forth the effect of volume and rate changes on interest income and expenses for the periods indicated.  For purposes of these tables, changes in interest due to volume and rate were determined as follows:

Volume variance – change in volume multiplied by the previous year’s rate.

Rate variance – change in rate multiplied by the previous year’s volume.

Rate/volume variance – change in volume multiplied by the change in rate.

This variance was allocated to volume variances and rate variances in proportion to the relationship of the absolute dollar amount of the change in each.

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.

 (in thousands)

Total

Variance

Variance Attributable To

2001/2000

Volume

Rate

INTEREST INCOME

Securities –

Taxable

$

1,214

$

1,405

$

(191)

Non-taxable

(379)

(338)

(41)

Federal funds sold

282

313

(31)

Loans, net of unearned income

6,049

7,189

(1,140)

7,166

 8,569

(1,403)

INTEREST EXPENSE

Deposits –

Savings and interest-

bearing demand

deposits

41

136

(95)

Time deposits

3,414

3,880

(466)

Federal funds purchased

 (23)

(23)

0

Advances from FHLB

712

801

(89)

4,144

4,794

(650)

NET INTEREST INCOME

$

3,022

$

3,775

$

 (753)

=====

=====

======

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

 (in thousands)

   Total

Variance

Variance Attributable To

2000/1999

Volume

Rate

INTEREST INCOME

Securities –

Taxable

$

71

$

(4)

$

75

Non-taxable

10

73

(63)

Federal funds sold

96

70

26

Loans, net of unearned income

2,109

1,671

438

2,286

1,810

476

INTEREST EXPENSE

Deposits –

Savings and interest-

bearing demand

deposits

(52)

(50)

(2)

Time deposits

1,020

284

736

Federal funds purchased

(6)

(9)

3

Advances from FHLB

1,127

1,051

76

2,089

1,276

813

NET INTEREST INCOME

$

197

$

534

$

(337)

======

======

======

II.

INVESTMENT PORTFOLIO

A.

The carrying amount of securities available-for-sale as of December 31 are summarized as follows:

2001

2000

1999

U.S. Treasury and U.S. Government

agency securities

$

4,503,711

$

6,344,644

$

6,592,833

Obligations of states and political

subdivisions

20,705,446

23,117,242

25,787,742

Mortgage-backed securities

76,724,628

23,357,274

18,301,718

Marketable equity securities

41,888

464,282

509,933

$

101,975,673

$

53,283,442

$

51,192,226

=========

=========

=========

The above excludes Federal Home Loan Bank stock amounting to $3,653,100 in 2001, $1,692,500 in 2000, and $1,071,300 in 1999.

B.

The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2001 are as follows:

Maturing

After One Year

After Five Years

Within

But Within

But Within

After

One Year

Five Years

Ten Years

Ten Years

U.S. Treasury and

U.S. Government

agency securities

$

605,659

$

2,462,183

$

502,009

$

933,860

Obligations of states

and political

subdivisions

715,645

4,343,607

8,486,416

7,159,778

Mortgage-backed

securities (2)

12,863,578

56,904,727

4,473,833

2,482,490

Marketable equity

Securities

-

-

-

41,888

$

14,184,882

$

63,710,517

$

13,462,258

$

10,618,016

========

========

========

========

Weighted average yield (1)

5.51%

6.49%

 6.84%

 7.00%

========

=====

========

========

(1)

Yields on tax-exempt securities are presented on a tax-equivalent basis.

(2)

Maturity based upon estimated weighted-average life.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. Government, there were no securities of any one issuer, which exceeded 10% of stockholders’ equity at December 31, 2001.

III.

LOAN PORFOLIO

A.

Types of Loans – Total loans, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

(in thousands)

2001

2000

1999

1998

1997

Commercial and

agricultural

$

108,707

$

90,262

$

72,843

$

55,667

$

52,462

Real estate

mortgage

119,579

70,152

72,146

63,734

45,548

Consumer loans

to individuals

15,709

18,537

22,240

22,090

19,610

$

243,995

$

178,951

$

167,229

$

141,491

$

117,620

======

======

=======

======

======

CONCENTRATIONS OF CREDIT RISK – The Corporation’s depository institution subsidiaries grant commercial, real estate, installment, and credit card loans to customers mainly in Northwestern Ohio.  Commercial loans include loans collateralized by business assets and agricultural loans collateralized by crops and farm equipment.  As of December 31, 2001, commercial and agricultural loans make up approximately 45% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses.  As of December 31, 2001, real estate mortgage loans make up approximately 49% of the loan portfolio and are collateralized by first mortgages on residential real estate.  As of December 31, 2001, consumer loans to individuals make up approximately 6% of the loan portfolio and are primarily collateralized by consumer assets.

B.

Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the amounts of commercial and agricultural  loans outstanding as of December 31, 2001 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

(in thousands)

Commercial

and

Maturing

Agricultural

Within one year

$

37,874

After one year but within five years

66,317

After five years

4,516

$

108,707

=======

Interest Sensitivity

Fixed

Variable

Rate

Rate

Total

Due after one year but

within five years

$

11,056

$

55,261

$

66,317

Due after five years

4,444

72

4,516

$

15,500

$

55,333

$

70,833

=====

=====

=====

III.

LOAN PORTFOLIO (CONTINUED)

C.

Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans – The following table summarizes non-accrual, past due, restructured and impaired loans at December 31:

(in thousands)

2001

2000

1999

1998

1997

(a)

Loans accounted for

on a non-accrual

basis

$

385

$

360

$

348

$

544

$

57

(b)

Accruing loans that

are contractually

past due 90 days

or more as to

interest or principal

payments

1,392

1,359

1,367

573

925

(c)

Loans not included in

(a)

or (b) which are

“Troubled Debt

Restructurings” as

defined by Statement

of Financial Accounting

Standards No. 15

-

-

-

-

-

(d)

Other loans defined as

Impaired

-

-

99

-

-

$

1,777

$

1,719

$

1,814

$

1,117

$

982

======

======

=======

======

======

Management believes the allowance for loan losses at December 31, 2001 is adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

2001

(in thousands)

Gross interest income that would have been recorded in 2001 on non-

accrual loans outstanding at December 31, 2001 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period

$

116

Interest income actually recorded on non-accrual loans and included in net income for the period

0

Interest income not recognized during the period

$

116

=====

1.

Discussion of the non-accrual policy

The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful.  When interest accruals are discontinued, all interest income accrued is reversed.  While loans which are past due 90 days or more as to interest or principal payments are considered for non-accrual status, management may elect to continue the accrual of interest when the estimated net realizable value of collateral, in management’s judgment, is sufficient to cover the principal balance and accrued interest.  These policies apply to both commercial and consumer loans.

III.

LOAN PORTFOLIO (CONTINUED)

2.

Potential problem loans

As of December 31, 2001, in addition to the $1,777,000 of loans reported under Item III, C, there are approximately $13,667,000 in other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III, C, at some future date.  Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Item III C above.  To the extent that such loans are not included in the $13,667,000 potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

3.

Foreign out-standings

None

4.

Loan concentrations

At December 31, 2001, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated approximately $28,923,842.  At December 31, 2001, there were no agricultural loans which were accounted for on a non-accrual basis; and there was $170,000 accruing agriculture loans which were contractually past due ninety days or more as to interest or principal payments.

D.

Other interest-bearing assets

Other than $516,843 in foreclosed real estate, there are no other interest-bearing assets as of December 31, 2001, which would be required to be disclosed under Item III, C.1 or 2 if such assets were loans.

IV.

SUMMARY OF LOAN LOSS EXPERIENCE

A.

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(in thousands)

2001

2000

1999

1998

1997

LOANS

Loans outstanding at end

of period (1)

$

243,995

$

178,951

$

167,229

$

141,491

$

117,620

Average loans outstanding

=======

======

======

======

======

during period

$

264,243

$

175,743

$

156,143

$

126,724

$

112,187

ALLOWANCE FOR LOAN LOSSES

=======

======

======

======

======

Balance at beginning

of period

$

1,936

$

1,673

$

1,664

$

1,535

$

1,400

Addition of allowance of acquired

subsidiary – Citizens Bank

of Delphos

721

-

-

-

-

Loans charged off –

Commercial and agricultural

113

58

82

5

120

Real estate mortgage

83

11

65

-

-

Consumer loans to

Individuals

379

303

253

201

187

575

372

400

206

307

Recoveries of loans previously

Charged off -

Commercial and agricultural

-

15

15

44

223

Real estate mortgage

13

-

2

-

-

Consumer loans to

Individuals

48

118

83

69

40

61

133

100

113

263

Net loans charged off

514

239

301

93

44

Provision for loan losses

449

502

309

222

179

Balance at end of period

$

2,592

$

1,936

$

1,673

$

1,664

$

1,535

====

====

=====

====

=====

Ratio of net charge-offs during

the period to average loans

outstanding during the period

0.19%

0.14%

0.19%

0.07%

0.04%

=====

=====

=====

=====

=====

(1)

Including net loans held for sale.

The allowance for loan losses balance and the provision for loan losses are judgmentally determined by management based upon periodic reviews of the loan portfolio.  In addition, management considered the level of charge-offs on loans as well as the fluctuations of charge-offs and recoveries on loans including the factors, which caused these changes.  Estimating the risk of loans and the amount of loss is necessarily subjective.  Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral value and other factors and estimates which are subject to change over time.

IV.

SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

B.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

Allocation of the Allowance for Loans Losses

(dollars in thousands)

Percentage

Percentage

of Loans in

of Loans in

Each Category

Each Category

Allowance

to Total

Allowance

to Total

Amount

Loans

Amount

Loans

December 31, 2001

December 31, 2000

Commercial and

Agricultural

$

1,288

44.6%

$

845

50.4%

Real Estate

Mortgages

617

49.0%

263

39.2%

Consumer loans to

Individuals

383

6.4%

293

10.4%

Unallocated

304

N/A

535

N/A

$

2,592

100.0%

$

1,936

100.0%

=====

=====

====

=====

December 31, 1999

December 31, 1998

Commercial and

Agricultural

$

562

43.6%

$

558

39.4%

Real Estate

Mortgages

170

43.1%

170

45.0%

Consumer loans to

Individuals

202

13.3%

201

15.6%

Unallocated

739

N/A

735

N/A

$

1,673

100.0%

$

1,664

100.0%

====

======

=====

======

December 31, 1997

Commercial and

Agricultural

$

515

44.6%

Real Estate

Mortgages

156

38.7%

Consumer loans to

Individuals

185

16.7%

Unallocated

679

N/A

$

1,535

100.0%

=====

======

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.

DEPOSITS

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

(dollars in thousands)

2001

2000

Average

Average

Average

Average

Amount

Rate

Amount

Rate

Savings and interest-

bearing demand

deposits

$

62,645

2.13%

$

49,859

2.59%

Time deposits

207,502

5.30%

133,599

5.68%

Demand deposits

 (non-interest

bearing)

16,864

-

15,069

-

$

287,011

$

198,527

======

======

1999

Average

Average

Amount

Rate

Savings and interest-

bearing demand

deposits

$

51,774

2.60%

Time deposits

128,070

5.13%

Demand deposits

 (non-interest

bearing)

 14,019

-

$

193,863

======

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2001 are summarized as follows:

Three months or less

$

8,528

Over three months and through six months

5,327

Over six months and through twelve months

6,166

Over twelve months

7,674

$

27,695

======

VI.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average stockholders’ equity and average total assets and certain other ratios are as follows:

(dollars in thousands)

2001

2000

1999

Average total assets

$

364,915

$

244,855

$

225,139

=======

=======

=======

Average stockholders’ equity (1)

$

31,661

$

17,506

$

18,327

=======

=======

=======

Net income

$

3,254

$

1,485

$

2,142

=======

=======

=======

Cash dividends declared

$

1,431

$

993

$

793

=======

=======

=======

Return on average total assets

0.89%

0.61%

0.95%

Return on average

=======

=======

=======

stockholders’ equity

10.28%

8.48%

11.69%

=======

=======

=======

Dividend payout percentage (2)

43.98%

66.85%

37.04%

Average stockholders’ equity

=======

=======

=======

to average total assets

8.68%

7.15%

8.14%

=======

=======

=======

(1)

Average stockholders’ equity

is net of average unrealized

appreciation or depreciation

on securities available-for-

sale.

(2)

Dividends declared divided

by net income.

VII.

SHORT-TERM BORROWINGS

None

Effect of Environmental Regulation

Compliance with federal, state and local provision regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Corporation and its subsidiaries.  The Corporation believes that the nature of the operations of its subsidiaries has little, if any, environmental impact.  The Corporation, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future.  The Corporation’s subsidiaries may be required to make capital expenditures for environmental control facilities related to properties, which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable.

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

Several listed properties of the Union Bank Company are utilized by United Bancshares, Inc., including properties located in Columbus Grove and Lima.

The following is a listing and brief description of the properties owned by The Bank of Leipsic and used in its business:

1.

Its main office is located at 142 East Main Street, Leipsic, Ohio.  This property was sold to the Village of Leipsic on January 11, 2002.

2.

A drive-thru facility is located at 326 South Belmore Street, Leipsic, Ohio.  This property was sold to the Village of Leipsic on January 11, 2002.

3.

A new main office located at 318 South Belmore Street, Leipsic, Ohio was opened on December 24, 2001.

The following is a listing and brief description of the property owned by Citizens Bank of Delphos and used in its business:

1.

It main, and only, office is located at 114 East 3rd Street, Delphos, Ohio.  Citizens acquired the building in 1956.

All of the above properties are in satisfactory condition and are suitable for their intended use.

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

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders during the quarter ended December 31, 2001.

PART II

Item 5.

Market for Registrant’s Common Equity and Related Stockholders Matters

There were 1,771 registered shareholders as of February 28, 2002.  Additional information required herein is incorporated by reference from page 3 of United Bancshares’ Annual Report to Stockholders for 2001 (“Annual Report”), which is included herein as Exhibit 13.

Item 6.

Selected Financial Data

The information required herein is incorporated by reference from page 4 of United Bancshares’ Annual Report to Stockholders for 2001 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from pages 5 through 9 of United Bancshares’ Annual Report to Stockholders for 2001 (“Annual Report”), which is included herein as Exhibit 13.

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk

The only significant market risk to which the Corporation is exposed is interest rate risk.  The business of the Corporation and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities), which are funded by interest bearing liabilities (deposits and borrowings).  These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk.  None of the Corporation’s financial instruments are held for trading purposes.

The Corporation manages interest rate risk regularly through its Asset Liability Committee.  The Committee meets on a regular basis and reviews various asset and liability management information, including but not limited to, the Banks’ liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.

The Corporation monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interest rates, this analysis is performed by estimating the expected cash flows of the Corporation’s financial instruments using interest rates in effect at year-end 2001.  For the fair value estimates, the cash flows are then discounted to year-end to arrive at an estimated present value of the Corporation’s financial instruments.  Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates.  For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows.  The Corporation applies these interest rate “shocks” to its financial instruments up and down 200 basis points in 100 basis point increments.

The following table shows the Corporation’s estimated earnings sensitivity profile as of December 31, 2001:

Change in

Interest Rates

Percentage Change in

Percentage Change in

(basis points)

Net Interest Income

Net Income

+200

0.08%

0.18%

-200

2.97%

-6.02%

Given a linear 200bp increase in the yield curve used in the simulation model, it is estimated that net interest income for the Corporation would increase by 0.08% and net income would increase by 0.18%.  A 200bp decrease in interest rates would decrease net interest income by 2.97% and decrease net income by 6.02%.  Management does not expect any significant adverse effect to net interest income in 2002 based on the composition of the portfolio and anticipated trends in rates.

Item 8.

Financial Statements and Supplementary Data

The information required herein is incorporated by reference from page 11 through 38 of United Bancshares’ Annual Report to Stockholders for 2001 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required herein is incorporated by reference to the section titled “Independent Public Accountants” on page 18 of the definitive proxy statement, dated March 20, 2002.

PART III

Item 10.

Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference from pages 7 through 10 of the definitive proxy statement, dated March 20, 2001.

Item 11.

Executive Compensation

The information required herein is incorporated by reference from page 13 of the definitive proxy statements, dated March 20, 2002.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The information required herein is incorporated by reference from pages 2 and 3 of the definitive proxy statement, dated March 20, 2002.

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

PART IV

Item 14.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

1.  Financial Statements –

The information required herein filed as part of this report and is set forth in the United Bancshares’ Annual Report to Stockholders for 2001 (“Annual Report”), which is included herein as Exhibit 13.

2.  Financial Statement Schedules -

None.

3.  Exhibits Required by Item 601 Regulations S-K -

The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

  Exhibit No.

3.1

Articles of Incorporation

(1)

3.2

Regulations

(1)

13

Annual Report to Shareholders - 2001

(2)

21

United Bancshares, Inc. Subsidiaries

(2)

(1)

Incorporated herein by reference to the Corporation’s Registration Statement on Form S-4 filed November 27, 2000, Appendix D and Appendix E, respectively.

(2)

Included herein

(b)

Reports of Form 8-K –

A Form 8-K was filed on February 15, 2002 announcing the results of operation for the fourth quarter, the declaration of a cash dividend to be paid in the first quarter of 2002, and the election of Brian Young as Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCSHARES, INC.

By:/s/ E. EUGENE LEHMAN

E. Eugene Lehman, CEO, President

By:/s/ BRIAN D. YOUNG

Brian D. Young, Chief Financial Officer

Date:  March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures

Title

Date

/s/ P. DOUGLAS HARTER

Director

March 27, 2002

P. Douglas Harter

/s/ E. EUGENE LEHMAN

Director

March 27, 2002

E. Eugene Lehman

/s/ CARL L. MCCRATE

Director

March 27, 2002

Carl L. McCrate

/s/ JOHN P. MILLER

Director

March 27, 2002

John P. Miller

/s/ JAMES N. REYNOLDS

Director

March 27, 2002

James N. Reynolds

/s/ H. EDWARD RIGEL

Director

March 27, 2002

H. Edward Rigel

/s/ DAVID P. ROACH

Director

March 27, 2002

David P. Roach

/s/ DANIEL W. SCHUTT

Director

March 27, 2002

Daniel W. Schutt

______________________

Director

_____________

Robert L. Dillhoff

______________________

Director

_____________

William R. Perry

/s/ THOMAS J. ERHART

Director

March 27, 2002

Thomas J. Erhart

______________________

Director

_____________

Joe S. Edwards, Jr.

Exhibit Index

Exhibit No.

3.1

Articles of Incorporation*

3.2

Regulations*

13

Annual Report to Shareholders - 2001

21

United Bancshares, Inc. Subsidiaries

* Incorporated herein by reference to the Corporation’s Registration Statement on Form S-4 filed November 27, 2000, Appendix D and Appendix E, respectively.