Form 10-Q
period 2002-03-31
UNITED BANCSHARES INC/OH
filed 2002-05-15
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

     ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

34-1516518

(I.R.S. Employer Identification Number)

45830

(Zip Code)

(419) 659-2141

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X

No  ___________

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of May 1, 2002: 3,593,564.

#

PART I – FINANCIAL INFORMATION

ITEM 1

United Bancshares, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

March 31,

December 31,

2002

2001

ASSETS

Cash and cash equivalents:

Cash and due from banks

$

6,923

$

7,908

Interest-bearing deposits in other banks

784

8,262

Federal funds sold

7,194

9,759

---------------

-----------------

Total cash and cash equivalents

14,901

25,929

=========

==========

Securities available-for-sale at estimated fair value

121,291

101,976

Federal Home Loan Bank Stock, at cost

3,694

3,653

Loans held for sale

6,376

6,364

Loans

233,609

237,632

Allowance for loan losses

(2,587)

(2,592)

---------------

-----------------

Net loans

231,022

235,040

-----------------

-----------------

Premises and equipment, net

5,726

5,891

Accrued interest receivable and other assets

7,749

7,548

-----------------

-----------------

Total assets

$

390,759

$

386,401

-----------------

-----------------

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Non-interest bearing

$

17,786

$

22,239

Interest bearing

288,135

288,658

-----------------

-----------------

Total deposits

305,921

310,897

-----------------

-----------------

Federal Home Loan Bank borrowings

44,209

34,762

Deferred credit – purchase accounting

0

3,807

Accrued expenses and other liabilities

2,603

2,263

-----------------

-----------------

Total liabilities

$

352,733

$

351,729

-----------------

-----------------

Shareholders’ equity

Common stock, $1 stated value, 4,750,000 shares

authorized; 3,681,628  shares issued

$

3,682

$

3,682

Capital surplus

14,232

14,232

Retained earnings

21,794

17,832

Accumulated other comprehensive income(loss) unrealized

gain(loss) on available-for-sale securities, net of tax

(439)

169

Treasury stock, 88,064 shares at cost

(1,243)

(1,243)

-----------------

-----------------

Total shareholders’ equity

38,026

34,672

-----------------

-----------------

Total liabilities and shareholders’ equity

$

390,759

$

386,401

-----------------

-----------------

*See notes to consolidated financial statements

#

United Bancshares, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share amounts)

Three Months Ended

March 31,

2002

2001

Interest income, including fees on loans

$

5,913

$

5,635

Interest expense

2,925

3,417

---------------

----------------

Net interest income

2,988

2,218

Provision for loan losses

96

38

---------------

----------------

Net interest income after

provision for loan losses

2,892

2,180

Non-interest income

Gain on sale of loans

208

115

Amortization of deferred credit -

purchase accounting

0

35

Other

315

280

---------------

----------------

Total non-interest income

523

430

---------------

----------------

Other non-interest expenses

2,708

2,134

---------------

----------------

Income before income taxes & change in

accounting principle

707

476

Provision for income taxes

157

89

---------------

----------------

Income before change in accounting principle

550

387

Change in accounting principle

3,807

0

---------------

----------------

Net income

$

4,357

$

387

---------------

----------------

Comprehensive income

$

3,749

$

795

Earnings per share – basic:

Before change in accounting principle

$

0.15

$

0.14

Change in accounting principle

$

1.06

$

0

---------------

----------------

After change in accounting principle

$

1.21

$

0.14

Weighted average common

shares outstanding:

3,593,564

2,719,135

Earnings per share – diluted:

Before change in accounting principle

$

0.15

$

0.14

Change in accounting principle

$

1.05

$

0

---------------

----------------

After change in accounting principle

$

1.20

$

0.14

Weighted average common

shares outstanding:

3,627,519

2,754,286

Cash dividend declared

$

395

$

247

Cash dividends per share

$

0.11

$

0.11

*See notes to consolidated financial statements

#

United Bancshares, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

Three Months Ended

March 31,

2002

2001

Cash flows from operating activities:

$

1,170

$

(489)

--------------

----------------

Cash flows from investing activities:

Net proceeds from sales (purchases) of

available-for-sale securities

(20,236)

2,701

Net cash received from acquisition of Delphos

Citizens Bancorp

0

2,533

Net changes in loans

3,880

781

Proceeds from sale of bank premises

345

0

Expenditures for premises and equipment

(296)

(66)

--------------

----------------

Net cash flows from investing activities

(16,307)

5,949

--------------

----------------

Cash flows from financing activities:

Net increase (decrease) in deposits

(4,943)

6,539

Federal Home Loan Bank borrowings,

net of repayments:

9,447

(3,563)

Net change in Federal funds purchased

0

102

Exercise of stock options

0

5

Cash dividends paid

(395)

(247)

--------------

----------------

Net cash flows from financing activities

4,109

2,836

--------------

----------------

Net change in cash and cash equivalents

(11,028)

8,296

Cash and cash equivalents at beginning of period

25,929

13,869

--------------

----------------

Cash and cash equivalents at end of period

$

14,901

$

22,165

*See notes to consolidated financial statements

#

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Consolidated Financial Statements

The accompanying unaudited Condensed Consolidated Balance Sheets, Statements of Income, and Statements of Cash Flows of United Bancshares, Inc. and subsidiaries (the “Company”) reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  Complete audited consolidated financial statements with footnotes thereto are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Significant inter-company accounts and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Company conform to generally accepted practices within the banking industry.  The Company considers all of its principal activities to be banking related.

Note 2 – Acquisition of Delphos Citizens Bancorp

Effective March 1, 2001, the Company acquired all of the outstanding shares of Delphos Citizens Bancorp, Inc. (Delphos).  Delphos’ wholly-owned subsidiary, Citizens Bank of Delphos, is an Ohio banking corporation with offices in Delphos, Ohio.  Delphos was subsequently liquidated.

Under the terms of the Merger Agreement, shareholders of Delphos received .8749 shares of the Company, cash in lieu of fractional shares, and $5.41 in cash for each share of Delphos stock held.  Cash paid, including acquisition costs, totaled $8,893,248.  The total purchase price approximated $22,313,000, including the issuance of 1,367,344 shares of the Company’s common stock.  The transaction was accounted for as a purchase and, accordingly, the results of operations of Delphos have been included in the consolidated results of the Company from the date of acquisition.

The fair value of the assets and liabilities acquired approximated $143,282,000 and $116,816,000, respectively.  The major asset acquired was loans of $127,156,000 and the major liabilities assumed were deposits of $85,257,000 and Federal Home Loan Bank borrowings of $30,500,000.  The purchase price, including direct acquisition costs of $311,937, was $4,153,171 less than the fair value of assets acquired (after write-down of premises and equipment to zero), resulting in a deferred credit (liability).  The deferred credit was amortized to income using a 10-year straight-line method prior to the adoption of the new accounting pronouncement as described in Note 3.

Note 3 – New Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (Statement 141), which addresses financial accounting and reporting for business combinations.  Under the provisions of Statement 141, any unamortized deferred credit resulting from a business combination occurring before July 1, 2001 shall be written-off and reported as the cumulative effect of a change in accounting principle.  Consequently, as a result of the adoption of Statement 141 effective January 1, 2002, the Company ceased amortizing the deferred credit relating to the Delphos acquisition and recognized as income from a change in accounting principle the unamortized deferred credit, amounting to $3,807,000.

#

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:

For the Three

Months Ended

March 31,

2002

2001

SIGNIFICANT RATIOS (Unaudited)

Net income to:

Average assets  (a)

0.58%

0.52%

Average shareholders’ equity (a)

6.42%

6.52%

Net interest margin (a)

3.49%

3.34%

----------

-----------

Efficiency ratio (b)

74.47%

76.50%

Average shareholders’ equity to average assets

9.10%

8.00%

----------

-----------

Loans to deposits, end of period

78.58%

103.01%

Allowance for loan losses to loans, net of

unearned interest (end of period)

1.11%

0.90%

----------

-----------

Cash dividends to net income (a)

71.82%

63.89%

Book value per share

$

10.58

$

9.18

(a)

Net income to average assets, net income to average shareholders’ equity, net interest margin, and efficiency ratio are presented on an annualized basis.  Net interest margin is calculated using fully tax equivalent net interest income as a percentage of average interest earning assets.  For purposes of these calculations, net income excludes the impact of the change in accounting principle in 2002.

(b)

Efficiency ratio is a ratio of non-interest expense as a percentage of fully tax equivalent net interest income plus non-interest income.

Introduction

When or if used in the Company’s Securities and Exchange Commission filings or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases:  “anticipate”, “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “is estimated”, “is projected”, or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Any such statements are subject to the risks and uncertainties that include but are not limited to:  changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition.  All or some of these factors could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The Company cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date made, and advises readers that various factors including regional and national economic conditions, substantial changes in the levels of market interest rates, credit and other risks associated with lending and investing activities, and competitive and regulatory factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.  The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

The following discussion and analysis of the consolidated financial statements of the Company is presented to provide insight into management’s assessment of the financial results.

United Bancshares, Inc., an Ohio corporation (the “Company”), is a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Company was incorporated and organized in 1985.  The executive offices of the Company are located at 100 S. High Street, Columbus Grove, Ohio 45830.

Through its subsidiaries, The Union Bank Company, Columbus Grove, Ohio; The Bank of Leipsic Company, Leipsic, Ohio; Citizens Bank of Delphos, Delphos, Ohio; and BancServices United, Inc., Columbus Grove, Ohio, the Company is engaged in the business of commercial banking.

The Union Bank Company is an Ohio state-chartered bank, with its main office located in Columbus Grove, Ohio.  The Union Bank Company presently operates two branch offices in Putnam County, Ohio (one in the village of Kalida and one in the village of Ottawa) and three branch offices in Allen County, Ohio (all in the city of Lima).

The Bank of Leipsic Company is an Ohio state-chartered bank, with its only office located in the village of Leipsic, Putnam County, Ohio.

As described in Note 2 of the financial statements, the Company acquired all of the outstanding common stock of Delphos Citizens Bancorp, Inc. and its wholly owned subsidiary, Citizens Bank of Delphos (Citizens), effective March 1, 2001.  Citizens is a Federally-chartered savings bank with its only office located in the city of Delphos, Allen County, Ohio.

The acquisition was accounted for as a purchase and resulted in a deferred credit (negative goodwill) of $4.2 million, which for 2001 was amortized over a ten-year period on a straight-line basis.  As described in Note 3, as a result of a new accounting pronouncement, the amortization of the deferred credit ceased to be effective January 1, 2002 and the remaining unamortized deferred credit of $3.8 million was recognized as income from a change in accounting principle in the first quarter of 2002.

Since the acquisition was accounted for as a purchase, only the operations of Citizens subsequent to March 1, 2001 are recorded in the Company’s consolidated financial information.

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

BancServices United, Inc. is an Ohio corporation, its main, and only, office will be located in the city of Columbus Grove, Putnam County, Ohio.  BancServices United, Inc. was a subsidiary of Citizens Bank of Delphos until July 2001 at which time Citizens Bank of Delphos declared a dividend to the Company of all of its issued and outstanding stock of Delphos Service Corp., the subsidiary’s name was subsequently changed to BancServices United, Inc.  Once operational, BancServices United, Inc. will provide mortgage servicing support to the Company’s depository institution subsidiaries as well as other administrative support and processing services that are currently handled by the Company’s holding company employees.

The Company is registered as a Securities Exchange Act of 1934 (the “1934 Act”) reporting company.

#

RESULTS OF OPERATIONS

Overview of the Income Statement

Net income for the three months ended March 31, 2002, totaled $4,357,000, which includes $3.8 million as a result of the change in accounting principle (see Note 3 to Financial Statements) and $550,000 from traditional operations.  The $550,000 net income from traditional operations was a 42.1% increase over 2001 results of $387,000 for the same three-month period.  For the three-month period ending March 31, 2002, basic earnings per share was $1.21 including $1.06 resulting from the change in accounting principle and $0.15 from traditional operations, as compared to $0.14 for the same period in 2001, which included only one month of Citizens activity.

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

Net interest income was $2,988,000 for the first quarter of 2002 compared to $2,218,000 for the same period of 2001.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets.  The resultant percentage serves as a measurement for the Company in comparing its results with those of past periods as well as those of peer companies.  For the three months ended March 31, 2002, the net interest margin (on a taxable equivalent basis) was 3.49% compared to 3.34% for the same period of 2001.

Provision for Loan Losses

The provision for loan losses is based upon management’s continuing evaluation of the adequacy of the allowance for loan losses and is reflective of the quality of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk.  Any changes in the provision for loan losses will be dependent on loan delinquencies, portfolio risk, and general economic conditions in the Company’s markets.

Non-Interest Income

The Company’s non-interest income is largely generated from fees related to customer deposit accounts and income arising from sales of products such as investments to customers.  The income related to deposit accounts provides a relatively steady flow of income while the other sources are more volume-related and can vary from quarter to quarter.  Another source of non-interest income is gain on sale of loans, which amounted to $208,000 for the quarter ended March 31, 2002 compared to $115,000 for the comparable 2001 period.

Non-Interest Expenses

For the three-month period ended March 31, 2002, non-interest expenses totaled $2,708,000 compared to $2,134,000 for the equivalent period of 2001, a $574,000 increase.  This increase from 2001 was the result of several factors, including two additional months of Citizens activity, development and growth of the holding Company’s capacity with additions to personnel and systems and a $96 million increase in loans that the company serviced.  These additions increased salaries and benefits, data and item processing, franchise taxes and advertising by $312,000, $32,000, $34,000 and  $39,000, respectively.  The Company anticipates that the higher level of expenses will continue as the Company continues to expand its balance sheet and servicing assets.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Company in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  Non-recurring items, whether income or expense, are not included in the calculation of the Company’s efficiency ratio.  The Company’s efficiency ratio was 74.47% for the quarter ended March 31, 2002, compared to 76.50% for the same period in 2001.

Return on Assets

For the quarter ended March 31, 2002, return on average assets (“ROA”), excluding the impact of the change in accounting principle was 0.58%, compared to 0.52% for the same period of 2001.

Return on Equity

For the quarter ended March 31, 2002, return on average equity (“ROE”) , excluding the impact of the change in accounting principle was 6.42%, compared to 6.52% for the same period of 2001.  The Company and all of its subsidiaries are considered well capitalized under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at March 31, 2002, net of the allowance for loan losses, decreased by $4.0 million compared to December 31, 2001.  The loan balance decrease was the result of the Company’s policy to sell 15, 20, and 30 year fixed rate loans on the secondary market to generate gain on sale and servicing income, these sales were not completely offset by the additional balance sheet loan growth.  Investment securities were increased $19.3 million during this three-month period.  Deposits during this same period decreased $5.0 million.  Federal Home Loan Bank borrowing increased  $9.4 million during the three-month period.

Shareholders’ equity increased from $34.7 million at December 31, 2001 to $38.0 million at March 31, 2002, as the result of net income for the period, offset by $395,000 in dividends paid and a $608,000 change in unrealized gain (loss) on securities-available-for sale, net of tax.

Cash and Cash Equivalents

Cash and cash equivalents totaled $14.9 million at March 31, 2002 compared to $25.9 million at December 31, 2001, including Federal funds sold at March 31, 2002 of $7.2 million and $9.8 million at December 31, 2001.

Management believes the current balance of cash and cash equivalents adequately serves the Company’s liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs.  Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year.  These sources of funds should enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investment Securities

At March 31, 2002, investment securities totaled $121.3 million, an increase of $19.3 million from December 31, 2001.  All of the Company’s investment securities are classified as available-for-sale.  Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities.  Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee (“ALCO”) meetings.

Loans

The Company’s lending is primarily centered in northwestern and west central Ohio.  These are principally retail lending markets, which include single-family residential and other consumer lending.  A primary focus in these markets is the agribusiness industry.  Gross loans totaled $233.6 million at March 31, 2002 compared to $237.6 million at December 31, 2001.

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans was 1.11% at March 31, 2002 compared to 1.09% at December 31, 2001.  Management believes the level of allowance is adequate given the composition of and risk inherent in the loan portfolios of the Company’s bank subsidiaries.

The following table presents changes in the Company’s consolidated allowance for loan losses for the three months ended March 31, 2002, and 2001, respectively:

($ in thousands)

2002

2001

Balance, beginning of period

$

2,592

$

1,936

Acquired upon acquisition of Citizens

0

871

Charge offs

(150)

(170)

Recoveries

49

16

-----------

------------

Net charge offs

(101)

(154)

Provision for loan losses

96

38

-----------

------------

Balance, end of period

$

2,587

$

2,691

======

=======

Loans on non-accrual status as a percentage of outstanding loans were 0.27% at March 31, 2002, compared to 0.16% at December 31, 2001.  Non-accrual loans totaled $651,000 and $390,000 at March 31, 2002 and December 31, 2001, respectively.  The increase in amount of non-accrual loans results from several smaller credits.  Management believes the current level of non-accrual loans is better than peer group levels and is a reflection of the quality of the Company’s loan portfolio as well as increased staffing levels devoted to monitoring and pursuing this area of credits.

Funding Sources

The Company considers a number of alternatives, including but not limited to deposits, and short-term and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Company, totaling $305.9 million at March 31, 2002.

Non-interest bearing deposits remain a smaller portion of the funding source for the Company and its bank subsidiaries than for most of its peers.  These balances comprised only 7.5% of total deposits at March 31, 2002.

In addition to traditional deposits, the Company, through its bank subsidiaries, maintains both short-term and long-term borrowing capacity with the Federal Home Loan Bank.  FHLB borrowings totaled $44.2 million at March 31, 2002 compared to $34.8 million at December 31, 2001.  Long-term borrowings reprice after their initial fixed rate period (at the discretion of the FHLB), and the Company has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR-based, variable product.  Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

Shareholders’ Equity

For the three months ended March 31, 2002, the Company had net income of $4,357,000 and paid dividends of $395,000.  The Company had net income of $550,000, excluding the impact of the change in accounting principle, resulting in a dividend payout ratio of 71.8%.  Management feels the overall equity level supports this payout ratio but feels that the ratio to net income will eventually drop to more traditional industry standards.  The intention is to maintain the per share dividend while earnings increase which will more normalize the payout ratio.

At March 31, 2002, the adjustment for the net unrealized loss on available-for-sale securities, net of income taxes, totaled $439,000 compared to a net unrealized gain of $169,000 at December 31, 2001.  Since all the investment securities in the investment portfolios of the Company’s bank subsidiaries are classified as available-for-sale, both the investment and equity sections of the Company’s consolidated balance sheet are sensitive to the changing market values of investments.

The Company and its bank subsidiaries have also complied with the standards of capital adequacy mandated by the banking industry.  Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.  A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet and to certain off-balance sheet commitments.

Liquidity and Interest Rate Sensitivity

The objective of the asset/liability management function of the Company is to maintain consistent growth in net interest income through management of balance sheet liquidity and interest rate exposure based on changes in economic conditions, interest rate levels, and customer preferences.

The Company manages interest rate risk to minimize the impact of fluctuating interest rates on earnings.  The Company uses simulation techniques that attempt to measure the volatility of changes in the level of interest rates, basic banking interest rate spreads, the shape of the yield curve, and the impact of changing product growth patterns.  The primary method of measuring the sensitivity of earnings of changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit re-pricing to more accurately reflect anticipated pricing behavior.  These simulations include adjustments for the lag in prime loan re-pricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings, and money market deposit accounts.

The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates.  The Company closely monitors the sensitivity of its assets and liabilities on an ongoing basis and projects the effect of various interest rate changes on its net interest margin.  Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or reprice within a designated time frame.  The difference between rate sensitive assets and rate sensitive liabilities for a specified period of time is know as “gap”.

Management believes the Company’s current mix of assets and liabilities provides a reasonable level of risk related to significant fluctuations in net interest income and the resulting volatility of the Company’s earning base.  The Company’s management reviews interest rate risk in relation to its effect on net interest income, net interest margin, and the volatility of the earnings base of the Company.

Effects of Inflation on Financial Statements

Substantially all of the Company assets relate to banking and are monetary in nature.  Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment.  During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power.  In the banking industry, typically monetary assets exceed monetary liabilities.  Therefore, as prices have recently increased, financial institutions experienced a decline in the purchasing power of their net assets.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The only significant market risk to which the Company and its subsidiaries are exposed is interest rate risk.  The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities), which are funded by interest bearing liabilities (deposits and borrowings).  These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk.  None of the Company’s financial instruments are held for trading purposes.

The Company manages interest rate risk regularly through the Asset Liability Committee.  The Committee meets on a regular basis and reviews various asset and liability management information, including but not limited to, the Banks’ liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.

The Company monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in future earnings and the fair values of financial instruments that may result from one or more hypothetical changes in interest rates.  This analysis is performed by estimating the expected cash flows of financial instruments using interest rates in effect at year-end.  For the fair value estimates, cash flows are then discounted to year-end to arrive at an estimated present value of the Company’s financial instruments.  Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates.  For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows.

#

PART II

ITEM 1:

Legal Proceedings.

None

ITEM 2:

Changes in Securities and Use of Proceeds.

None

ITEM 3:

Defaults upon Senior Securities.

None

ITEM 4:

Submission of Matters to a Vote of Security Holders.

None

ITEM 5:

Other Information

Schedule 14A was filed on March 8, 2002 Notice of Annual Meeting of Shareholders and related Proxy

                    On May 20, 2002, this Schedule 14A was amended to reflect certain changes in the Proxy.

ITEM 6:

Exhibits and Reports on Form 8-K.

(a)

Exhibit 11

Computation of Earnings Per Share

(b) Form 8-K was filed on February 15, 2002 discussing the Company’s financial performance for the 12 month period ending December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date:

May 14, 2002

By:/s/ E. Eugene Lehman

E. Eugene Lehman

CEO/President

By:/s/ Brian D. Young

Brian D. Young

CFO/Treasurer

#

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED MARCH 31, 2002

Exhibit

Number

Description

Exhibit Location

      11

Computation of Earnings Per Share.

Filed herewith

#