Form 10-Q
period 2002-06-30
UNITED BANCSHARES INC/OH
filed 2002-08-09
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

     ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Yes         X

No  ___________

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of July 31, 2002: 3,594,564.

PART 1 - FINANCIAL INFORMATION

ITEM 1

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2002	2001
ASSETS:

Cash and cash equivalents:
Cash and due from banks	$5,658	$7,908
Interest-bearing deposits in other banks	4,871	8,262
Federal funds sold	5,683	9,759
Total cash & cash equivalents	16,212	25,929

Securities available-for-sale at fair value	143,416	101,976
Federal Home Loan Bank Stock, at cost	3,808	3,653
Loans held for sale	8,338	6,364

Loans	230,492	237,632
Allowance for loan loss	(2,644)	(2,592)
Net loans	227,848	235,040

Premises and equipment, net	5,847	5,891
Accrued interest receivable and other assets	7,372	7,548

TOTAL ASSETS	$ 412,841 =========	$ 386,401 ==========

LIABILITIES AND SHAREHOLDER'S EQUITY

Deposits
Non-interest bearing	$ 17,840	$ 22,239
Interest bearing	290,639	288,658
Total deposits	308,479	310,897

Federal Home Loan Bank borrowings	61,567	34,762
Deferred credit - purchase accounting	-	3,807
Accrued expenses and other liabilities	3,293	2,263

TOTAL LIABILITIES	373,339	351,729

Shareholders' equity:
Common stock, $1 stated value, 4,750,000 shares
authorized, 3,682,628 shares issued in 2002
and 3,681,628 shares issued in 2001	3,683	3,682
Surplus	14,236	14,232
Retained Earnings	22,080	17,832
Accumulated other comprehensive income: Unrealized
gain on available-for-sale securities, net of tax	746	169
Treasury stock , 88,064 shares at cost	(1,243)	(1,243)
Total Shareholders' equity	39,502	34,672

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 412,841 ==========	$ 386,401 ==========

See notes to consolidated financial statements

#

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Interest income, including fees on loans	$ 6,277	$ 7,355	$ 12,029	$ 12,990
Interest Expense	3,098	4,151	6,023	7,568
Net Interest Income	3,179	3,204	6,006	5,422

Provision for loan losses	96	98	192	136
Net interest income after provision for loan losses	3,083	3,106	5,814	5,286

Non-interest income
Gain on sales of loans	276	112	484	286
Other	346	313	810	570
Total non-interest income	622	425	1,294	856

Non-interest expenses	2,794	2,372	5,490	4,506

Income before income taxes
and change in accounting principle	911	1,159	1,618	1,636
Provision for income taxes	230	294	387	384
Income before change in accounting principle	681	865	1,231	1,252
Change in accounting principle	-	-	3,807	-
Net income	$ 681 ==========	$ 865 =========	$ 5,038 =========	$ 1,252 =========

Comprehensive income	$ 1,866 ==========	$ 667 =========	$ 5,615 =========	$ 1,486 =========

Earnings per share - basic:
Before change in accounting principle	$ 0.19	$ 0.24	$ 0.34	$ 0.40
Change in accounting principle	-	-	1.06	-
After change in accounting principle	$ 0.19 =========	$ 0.24 =========	$ 1.40 =========	$ 0.40 =========

Weighted average common shares outstanding	3,593,597	3,600,654	3,593,581	3,162,330

Earnings per share - diluted:
Before change in accounting principle	$ 0.19	$ 0.24	$ 0.34	$ 0.40
Change in accounting principle	-	-	1.05	-
After change in accounting principle	$ 0.19 =========	$ 0.24 =========	$ 1.39 =========	$ 0.40 =========

Weighted average common shares outstanding	3,651,233	3,609,797	3,639,442	3,169,507

Cash dividend declared	$ 395	$ 394	$ 790	$ 641
Cash dividend per share	$ 0.11	$ 0.11	$ 0.22	$ 0.22

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollars in Thousands

	Six Months Ended June 30,
	2002	2001

Cash flows from operating activities	$ 2,836	$ 1,587

Cash flows from investing activities:
Net proceeds from sales (purchases) of
available-for-sale securities	(40,987)	(7,070)
Net cash received from acquisition of Delphos
Citizens Bancorp.	-	2,533
Net changes in loans	5,008	6,728
Proceeds from sale of bank premises	345	-
Expenditures for premises and equipment	(554)	(307)
Net cash flows from investing activities	(36,188)	1,884

Cash flows from financing activities:
Net change in deposits	(2,385)	11,729
Federal Home Loan Bank borrowings, net of repayment	26,805	(13,650)
Net change in Federal funds purchased	-	275
Purchase of Treasury Stock	-	(329)
Exercise of stock options	5	24
Cash dividends paid	(790)	(641)
Net cash flows from financing activities	23,635	(2,592)

Net change in cash and cash equivalents	(9,717)	879
Cash and cash equivalents at beginning of period	25,929	13,869
Cash and cash equivalents at end of period	$16,212 ==========	$14,748 =======

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Consolidated Financial Statements

The accompanying unaudited Condensed Consolidated Balance Sheets, Statements of Income, and Statements of Cash Flows of United Bancshares, Inc. and subsidiaries (the “Company”) reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  Complete audited consolidated financial statements with footnotes thereto are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follows:

For the Three

For the Six

Months Ended

Months Ended

June 30,

June 30,

2002

2001

2002

2001

SIGNIFICANT RATIOS (Unaudited)

Net income to:

Average assets  (a)

0.67%

0.88%

0.63%

0.73%

Average shareholders’ equity (a)

7.00%

10.12%

6.51%

8.56%

Net interest margin (a)

3.48%

3.59%

3.35%

3.49%

Efficiency ratio (a)(b)

73.50%

62.99%

75.21%

68.74%

Average shareholders’ equity to average assets

9.64%

8.74%

9.62%

8.51%

Loans to deposits (end of period)

74.72%

99.26%

74.72%

99.26%

Allowance for loan losses to loans (end of period)

1.15%

0.94%

1.15%

0.94%

Cash dividends to net income

58.02%

45.56%

64.18%

51.23%

PER SHARE DATA

Book value per share

$10.99

$9.25

$10.99

$9.25

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

The acquisition was accounted for as a purchase and resulted in a deferred credit (negative goodwill) of $4.2 million, which for 2001 was amortized over a ten-year period on a straight-line basis.  As described in Note 3, as a result of a new accounting pronouncement, the amortization of the deferred credit ceased January 1, 2002 and the remaining unamortized deferred credit of $3.8 million was recognized as income from a change in accounting principle in the first quarter of 2002.

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

BancServices United, Inc., which had no operations activity through June 30, 2002, is an Ohio corporation, its main, and only, office will be located in the village of Columbus Grove, Ohio.  Once operational, BancServices United, Inc. will provide mortgage servicing support to the Company’s depository institution subsidiaries as well as other administrative support and processing services that are currently handled by the Company’s holding company employees.

The Company is registered as a Securities Exchange Act of 1934 (the “1934 Act”) reporting company.

RESULTS OF OPERATIONS

Overview of the Income Statement

In the quarter ended June 30, 2002, United Bancshares, Inc. reported net income of $681,000, or $.19 basic earnings per share. This compares to second quarter 2001 net income of $865,000, or $.24 basic earnings per share, an $184,000 decrease.  The quarterly decrease was primarily the result of an increase in non-interest expenses of $278,000 and offset by a $129,000 increase in non-interest income, both net of tax.  The additional expenses were derived from the Company’s continued commitment to the improvement of internal controls and the specialization of its work force.  Net income for the six months ended June 30, 2002, totaled $5,038,000, or $1.40 basic earnings per share, which includes $3,807,000 ($1.06 per share), as a result of a change in accounting principle and $1,231,000 ($0.34 per share) from traditional operations compared with net income of $1,252,000, or $0.40 basic earnings per share for the same period in 2001.

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

Net interest income was $3,179,000 in the second quarter of 2002 compared to $3,204,000 for the same period of 2001.  Net interest income was $6,006,000 for the first half of 2002 compared to $5,422,000 for the same period of 2001.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets.  The resultant percentage serves as a measurement for the Company in comparing its results with those of past periods as well as those of peer companies.  For the three months ended June 30, 2002, the net interest margin (on a taxable equivalent basis) was 3.48% compared with 3.59% for the same period of 2001.  For the six months ended June 30, 2002, the net interest margin (on a taxable equivalent basis) was 3.35% compared with 3.49% for the same period of 2001.  Most of this decrease was due to interest expense attributable to interest-bearing liabilities adjusting to the industry’s low rate environment at a slower pace than the Company’s interest earning assets.

Provision for Loan Losses

The provision for loan losses is based upon management’s continuing calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, portfolio risk, and general economic conditions in the Company’s markets.

Non-Interest Income

The Company’s non-interest income is largely generated from fees related to customer deposit accounts and income arising from sales of products such as investments to customers.  The income related to deposit accounts provides a relatively steady flow of income while the other sources are more volume-related and can vary from quarter to quarter.  Another source of non-interest income is gain on sale of loans which amounted to $276,000 for the quarter ended June 30, 2002 compared to $112,000 for the comparable 2001 period.  Gains on sales of loans for the six-month period ended June 30, 2002 was $484,000 compared to $286,000 for the comparable 2001 period.  The increase in gain on sale of loans is due to heightened mortgage loan origination activity as the result of the industry’s low interest rate environment.

Non-Interest Expense

For the three-month period ended June 30, 2002, non-interest expenses totaled $2,794,000 compared to $2,372,000 for the equivalent period of 2001.  The additional expenses were derived from the Company’s continued commitment to the improvement of internal controls and the specialization of its work force.   The Company anticipates that the higher level of expenses will continue since additional staff has been added to accommodate the additional volume of activity.

For the six-month period ended June 30, 2002, non-interest expenses totaled $5,490,000 compared to $4,506,000 for the comparable period of 2001.  The additional expenses were derived from the Company’s continued commitment to the improvement of internal controls and the specialization of its work force.  Additionally, since Citizens was acquired in March 1, 2001 in accordance with purchase accounting, the Company did not record any income or expenses related to Citizens for the first two months of 2001.

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

For the second quarter of 2002, the Company’s efficiency ratio was 73.5% compared to 63.0% for the same period of 2001.  For the six-month period ended June 30, 2002, the Company’s efficiency ratio was 75.2% compared to 68.7% for the same period of 2001.  These increases are the result of the aforementioned additional expenses derived from the Company’s continued commitment to the improvement of internal controls and the specialization of its work force.

Return on Assets

Return on average assets was 0.67% for the second quarter of 2002, compared to 0.88% for the comparable quarter of 2001. Excluding the impact of the change in accounting principle in 2002, return on average assets for the six months ended June 30, 2002 was 0.63% compared to 0.73% for the same period in 2001.

Return on Equity

Return on average equity for the second quarter of 2002 was 7.00% compared to 10.12% for the same period of 2001. Excluding the impact of the change in accounting principle in 2002, return on average equity for the six months ended June 30, 2002 was 6.51% compared to 8.56% for the same period in 2001.

The Company’s bank subsidiaries are considered well-capitalized under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at June 30, 2002, net of the allowance for loan losses, decreased $7.2 million from the balance at December 31, 2001.  Investment securities have increased $41.4 million during this six-month period.  Deposits during this same period have decreased $2.4 million.  Federal Home Loan Bank borrowings increased $26.8 million during the six-month period, largely due to the leverage program initiated at Citizens.

Shareholders’ equity increased from $34.7 million at December 31, 2001 to $39.5 million at June 30, 2002.

Cash and Cash Equivalents

Cash and cash equivalents totaled $16.2 million at June 30, 2002 compared to $25.9 million at December 31, 2001, including Federal funds sold at June 30, 2002 of $5.7 million and $9.8 million at December 31, 2001.

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

Investment Securities

At June 30, 2002, investment securities totaled $143.4 million, an increase of $41.4 million from December 31, 2001.  All of the Company’s investment securities are classified as available-for-sale.  Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities.  This increase of $41.4 million was primarily the result of a $27.0 million leverage program that was put in place during April and May of 2002 at Citizens.  The remaining increase was the result of the investment of the noted loan runoff and a redirection of the Company’s cash balances.  At June 30, 2002, the amortized cost of the Company’s investment securities totaled $142.3 million, resulting in unrealized appreciation of $1.1 million and a corresponding after tax increase in the Company’s equity of $746,000.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee (“ALCO”) meetings.

Loans

The Company’s lending is primarily centered in northwestern and west central Ohio.  These are principally retail lending markets, which include single-family residential and other consumer lending.  A primary focus in these markets is the agribusiness industry.  Gross loans totaled $230.5 million at June 30, 2002 compared to $237.6 million at December 31, 2001.  In June 2002, the Bank of Leipsic hired a CEO and Senior Lender. Because of these additions, as well as the anticipated increases in loan volumes at the other banks, the Company anticipates loan growth throughout the third and fourth quarters.

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans was 1.15% at June 30, 2002 compared to 1.09% at December 31, 2001.  Management believes the level of allowance is adequate given the composition of and risk inherent in the loan portfolios of the Company’s bank subsidiaries.

The following table presents changes in the Company’s consolidated allowance for loan losses for the six months ended June 30, 2002, and 2001, respectively:

($ in thousands)

2002

2001

Balance, beginning of period

$

2,592

$

1,936

Acquired upon acquisition of Citizens

0

868

Charge offs

(218)

(224)

Recoveries

78

29

Net charge offs

(140)

(195)

Provision for loan losses

192

136

Balance, end of period

$

2,644

$

2,745

====

====

Loans on non-accrual status as a percentage of outstanding loans were 0.31% at June 30, 2002, compared to 0.16% at December 31, 2001.  Non-accrual loans totaled $707,000 and $390,000 at June 30, 2002 and December 31, 2001, respectively.  The increase in amount of non-accrual loans results from several smaller credits.  Management believes the current level of non-accrual loans is acceptable and is a reflection of the quality of the Company’s loan portfolio as well as increased staffing levels devoted to monitoring and pursuing this area of credits.

Funding Sources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Company, totaling $308.5 million, or 82.7% of the Company’s funding sources at June 30, 2002.

Non-interest bearing deposits remain a smaller portion of the funding source for the Company than for most of its peers.  These balances comprised only 5.8% of total deposits at June 30, 2002.

In addition to traditional deposits, the Company maintains both short-term and long-term borrowing capacity with the Federal Home Loan Bank.  FHLB borrowings totaled $61.6 million at June 30, 2002, including $26.5 million related to Citizens leveraging program, compared to $34.8 million at December 31, 2001.  Long-term borrowings reprice after their initial fixed rate period (at the discretion of the FHLB), and the Company has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product.  Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

Shareholders’ Equity

For the six months ended June 30, 2002, the Company had net income of $5,038,000, which included $3,807,000 from a change in accounting principle and $1,231,000 from traditional operations.  The Company paid dividends of $790,000, resulting in a dividend payout ratio of 64.2% of net income, excluding the change in accounting principle.  An employee also exercised 1,000 share options at $4.86 per share in June 2002. Management feels the overall equity level supports this payout ratio but feels that the ratio to net income will eventually drop to more traditional industry standards.  The intention is to maintain the per share dividend while earnings increase which will more normalize the payout ratio.

At June 30, 2002, the adjustment for the net unrealized gain on available-for-sale securities, net of income taxes, totaled $746,000 compared to a net unrealized gain of $169,000 at December 31, 2001.  Since all the investment securities in the Company’s portfolio are classified as available-for-sale, both the investment and equity sections of the Company’s balance sheet are sensitive to the changing market values of investments.

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

Liquidity and Interest Rate Sensitivity

The objective of the Company’s asset/liability management function is to maintain consistent growth in net interest income through management of the Company’s balance sheet liquidity and interest rate exposure based on changes in economic conditions, interest rate levels, and customer preferences.

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

Effects of Inflation on Financial Statements

Substantially all of the Company’s assets relate to banking and are monetary in nature.  Therefore, they are not impacted by inflation to the same degree as companies in capital intensive industries in a replacement cost environment.  During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power.  In the banking industry, typically monetary assets exceed monetary liabilities.  Therefore, as prices have recently increased, financial institutions experienced a decline in the purchasing power of their net assets.

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

Legal Proceedings.

None

Item 2:

Changes in Securities and Use of Proceeds.

None

Item 3:

Defaults upon Senior Securities.

None

Item 4:

     Submission of Matters to a Vote of Security Holders

On April 24, 2002, United Bancshares, Inc. adjourned its Annual Meeting of Shareholders until May 7, 2002 in order that the Company could fully tabulate the votes received with respect to certain items placed before the shareholders at the meeting.  All matters placed before the shareholders at the Annual Meeting of Shareholders were approved by the requisite number of shareholders.  The following reflects the votes received with respect to each matter placed before the shareholders on April 24, 2002 and on the adjourned meeting date of May 7, 2002:

Proposal 1

To elect the following nominees to the Board of Directors:

FOR

AGAINST

Robert L. Dillhoff

3,034,873

154,108

Joe S. Edwards, Jr.

3,053,803

135,178

Thomas J. Erhart

2,969,010

219,971

P. Douglas Harter

3,046,386

142,595

E. Eugene Lehman

2,954,179

234,802

Carl L. McCrate

2,931,587

257,394

John P. Miller

3,004,593

184,388

William R. Perry

3,041,745

147,236

James N. Reynolds

3,041,283

147,698

H. Edward Rigel

3,053,803

135,178

David P. Roach

3,037,638

151,343

Daniel W. Schutt

3,017,612

171,369

Proposal 2

For the Amendment of the Articles of Incorporation:

a.

RESOLVED, that Article IX of the Articles of Incorporation be amended to eliminate Cumulative voting rights of the shareholders.

For:

2,476,621

Against:

246,885

Abstain:

56,029

b.

RESOLVED that a new Article XI be added to eliminate pre-emptive rights of the Shareholders.

For:

2,474,602

Against:

252,348

Abstain:

52,585

c.

RESOLVED, that the Articles of Incorporation of United Bancshares, Inc. be amended and restated in its entirety in accordance with the amendments approved by the shareholders of the Company at the 2002 Annual Meeting of Shareholders, and any adjournments thereof, which Amended and Restated Articles of Incorporation shall supercede all former Articles of Incorporation.

For:

2,918,749

Against:

211,172

Abstain:

59,060

Proposal 3

To adjourn the 2002 Annual Meeting of Shareholders:

RESOLVED, that the 2002 Annual Meeting of Shareholders be adjourned following the report of the Judges of Election on the election of the Directors and on the proposals relating to the amendment and restatement of the Articles of Incorporation; and that the 2002 Annual Meeting be adjourned until May 7, 2002 for the purpose of tabulating votes relating to the adoption of new Regulations of the Company.

For:

100%

Against:

0

Abstain:

0

Proposal 4

To adopt new Regulations of the Company:

a.

RESOLVED, provided that each of the following seven Resolutions addressing particular provisions of the Regulations are adopted by the shareholders at the 2002 Annual Meeting of Shareholders, the Regulations in the form presented to the shareholders of the Company in the Proxy Statement for the 2002 Annual Meeting of Shareholders, are hereby adopted as the Regulations of United Bancshares, Inc., which Regulations shall supercede all former Regulations or Codes of Regulations.

For:

2,486,083

Against:

211,457

Abstain:

101,306

b.

RESOLVED, that the provisions of the Company’s regulations concerning quorum requirements for shareholder meetings be amended such that the shareholders present at a meeting, in person or by proxy, constitute a quorum.

For:

2,526,758

Against:

219,003

Abstain:

53,085

c.

RESOLVED, that the provisions of the Company’s regulations concerning voting by shareholders by proxy be eliminated from the regulations and that such matters be governed by Ohio corporate law.

For:

2,517,007

Against:

230,842

Abstain:

50,997

d.

RESOLVED, that the provisions of the Company’s regulations concerning the delivery of financial statements to shareholders be eliminated from the regulations and that such matters be governed by Ohio corporate law.

For:

2,908,203

Against:

232,487

Abstain:

55,021

e.

RESOLVED, that the provisions of the Company’s regulations concerning shareholder and director actions without a meeting be eliminated and that such matters be governed by Ohio corporate law.

For:

2,525,386

Against:

216,705

Abstain:

56,755

f.

RESOLVED, that the provisions of the Company’s regulations concerning the procedure by which a shareholder may nominate a person for election to the Board of Directors be amended to require that such nominations be received by the Company at least 45 days prior to the corresponding date for the preceding year’s annual meeting.

For:

2,532,444

Against:

207,537

Abstain:

58,865

g.

RESOLVED, that the provisions of the Company’s regulations concerning the quorum requirements for directors meetings be eliminated and that such matters be governed by Ohio corporate law.

For:

2,508,898

Against:

229,275

Abstain:

60,673

h.

RESOLVED, that the provisions of the Company’s regulations concerning compensation of the directors of the Company be eliminated and that such matters be governed by Ohio corporate law.

For:

2,910,690

Against:

232,274

Abstain:

52,747

Item 5:

Other Information

In June 2002, Bank of Leipsic, a subsidiary of the Company, announced the hiring of a CEO and Senior Lender to its current staff.  Through this addition the Bank plans, subject to regulatory approval, to enter the Bowling Green, Ohio, market with penetration into surrounding areas with a full service branch in 2002.  Although management anticipates an initial negative impact on earnings as a result of the investment in personnel, equipment and facilities, the Company believes the expansion provides the opportunity to significantly expand its service area, earning assets, and long-term earning potential for the Bank of Leipsic.

Item 6:

Exhibits and Reports on Form 8-K.

(a)

Exhibit 11

Computation of Earnings Per Share

(b)

Exhibit 99

Certification Pursuant to 18 U.S.C. Section 1350

(c)

Form 8-K was filed on May 7, 2002 providing information on the voting for proposals 1 – 4 at the Company’s annual shareholders’ meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date:	August 8, 2002	By:/s/ E. Eugene Lehman
E. Eugene Lehman
CEO/President

By:/s/ Brian D. Young
Brian D. Young
CFO

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED JUNE 30, 2002

Exhibit

Number

Description

Exhibit Location

11

Computation of Earnings Per Share.

Filed herewith

99

Certification Pursuant to 18 U.S.C. Section 1350

Filed herewith