Form 10-Q
period 2002-09-30
UNITED BANCSHARES INC/OH
filed 2002-11-13
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

     ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Yes         X

No  ___________

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of October 31, 2002: 3,603,610.

#

#

#

PART 1 - FINANCIAL INFORMATION
ITEM 1
United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)
	September 30,	December 31,
	2002	2001
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$10,380	$7,908
Interest-bearing deposits in other banks	2,387	8,262
Federal funds sold	10,879	9,759
Total cash & cash equivalents	23,646	25,929

Securities available-for-sale at fair value	146,639	101,976
Federal Home Loan Bank stock, at cost	3,853	3,653
Loans held for sale	8,978	6,364

Loans	233,903	237,632
Allowance for loan losses	(2,670)	(2,592)
Net loans	231,233	235,040

Premises and equipment, net	6,039	5,891
Accrued interest receivable and other assets	6,406	7,548

TOTAL ASSETS	$ 426,794 ==========	$ 386,401 ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Deposits
Non-interest bearing	$ 24,124	$ 22,239
Interest bearing	295,548	288,658
Total deposits	319,672	310,897

Federal Home Loan Bank borrowings	61,257	34,762
Deferred credit - purchase accounting	-	3,807
Accrued expenses and other liabilities	4,925	2,263
TOTAL LIABILITIES	385,854	351,729

Shareholders' equity:
Common stock, $1 stated value, 4,750,000 shares
authorized, 3,691,674 shares issued in 2002
and 3,681,628 shares issued in 2001	3,692	3,682
Surplus	14,271	14,232
Retained Earnings	22,589	17,832
Accumulated other comprehensive income: Unrealized
gain on available-for-sale securities, net of tax	1,631	169
Treasury stock , 88,064 shares at cost	(1,243)	(1,243)
Total Shareholders' equity	40,940	34,672
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 426,794 ==========	$ 386,401 ==========
See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Interest income, including fees on loans	$ 6,239	$ 6,927	$ 18,268	$ 19,917
Interest Expense	2,944	3,834	8,967	11,402
Net Interest Income	3,295	3,093	9,301	8,515

Provision for loan losses	230	87	422	223
Net interest income after provision for loan losses	3,065	3,006	8,879	8,292

Non-interest income
Gain on sales of loans	209	760	693	1,047
Other	671	433	1,481	1,002
Total non-interest income	880	1,193	2,174	2,049

Non-interest expenses	2,670	2,419	8,160	6,925

Income before income taxes
and change in accounting principle	1,275	1,780	2,893	3,416
Provision for income taxes	369	530	756	914
Income before change in accounting principle	906	1,250	2,137	2,502
Change in accounting principle	-	-	3,807	-
Net income	$ 906 ===========	$ 1,250 ==========	$ 5,944 ===========	$ 2,502 ===========

Comprehensive income	$ 1,791 ==========	$ 1,856 ==========	$ 7,406 ==========	$ 3,342 ==========
Earnings per share - basic:
Before change in accounting principle	0.25	0.35	0.59	0.76
Change in accounting principle	-	-	1.06	-
After change in accounting principle	$ 0.25 ==========	$ 0.35 ==========	$ 1.65 ==========	$ 0.76 ==========

Weighted average common shares outstanding	3,601,262	3,585,650	3,596,169	3,304,958

Earnings per share - diluted:
Before change in accounting principle	$ 0.25	$ 0.35	$ 0.59	$ 0.76
Change in accounting principle	-	-	1.04	-
After change in accounting principle	$ 0.25 ==========	$ 0.35 ==========	$ 1.63 ==========	$ 0.76 ==========

Weighted average common shares outstanding	3,668,006	3,594,793	3,649,068	3,312,135

Cash dividend declared	$ 396	$ 394	$ 1,187	$ 1,036
Cash dividend per share	$ 0.11	$ 0.11	$ 0.33	$ 0.33
See notes to consolidated financial statements

#

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Dollars in Thousands

	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities	$ 5,804	$ 1,987

Cash flows from investing activities:
Purchases of available-for-sale securities
net of proceeds from sale	(42,448)	(17,633)
Net cash received from acquisition of Delphos
Citizens Bancorp.	-	3,384
Net changes in loans	771	46,369
Proceeds from sale of bank premises	345	-
Expenditures for premises and equipment	(887)	(828)
Net cash flows from investing activities	(42,219)	31,292

Cash flows from financing activities:
Net change in deposits	8,775	15,046
Federal Home Loan Bank borrowings, net of repayments	26,495	(30,235)
Net change in Federal funds purchased	-	(21)
Exercise of stock options	49	33

Cash dividends paid	(1,187)	(1,036)

Net cash flows from financing activities	34,132	(16,213)

Net change in cash and cash equivalents	(2,283)	17,066
Cash and cash equivalents at beginning of period	25,929	13,869
Cash and cash equivalents at end of period	$ 23,646 ===========	$ 30,935 ==========

See notes to consolidated financial statements

#

United Bancshares, Inc.
Consolidated Statements of Shareholder's Equity (unaudited)
Nine months ending September 30, 2002 and 2001

	Common	Capital	Retained	Accum other	Treasury
	Stock	Surplus	Earnings	Comp Inc.	Stock	Total
Balance December 31, 2001	3,682	14,232	17,832	169	(1,243)	34,672

Net Income			5,944			5,944
Change in unrealized gain on securities, net of tax				1,462		1,462
Total comprehensive income						7,406

Dividends declared ($0.33 per share)			(1,187)			(1,187)

Exercise of stock options	10	39				49

Balance - September 30, 2002	3,692 ========	14,271 =========	22,589 =========	1,631 ==========	(1,243) =========	40,940 =========

	Common	Capital	Retained	Accum other	Treasury
	Stock	Surplus	Earnings	Comp Inc.	Stock	Total
Balance December 31, 2000	2,301	1,955	16,010	(303)	(914)	19,049

Net Income			2,502			2,502
Change in unrealized gain on securities, net of tax				816		816
Total comprehensive income						3,318

Dividends declared ($0.33 per share)			(1,036)			(1,036)

Acquisition of Delphos Citizens Bancorp, Inc.	1,367	12,224				13,591

Treasury stock acquired					(328)	(328)

Exercise of stock options	7	27				34

Balance - September 30, 2001	3,675 ========	14,206 =========	17,476 =========	513 ==========	(1,242) ========	34,628 ========

See notes to consolidated financial statements

#

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Consolidated Financial Statements

The accompanying unaudited Condensed Consolidated Balance Sheets, Statements of Income, Statements of Cash Flows, and Statement of Shareholder’s Equity of United Bancshares, Inc. and subsidiaries (the “Company”) reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the condensed unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  Complete audited consolidated financial statements with footnotes thereto are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Note 2 – Acquisition of Delphos Citizens Bancorp

Effective March 1, 2001, the Company joined the Delphos Citizens Bancorp, Inc. (Delphos) through a merger whereby the Company survived.  Delphos’ wholly-owned subsidiary, Citizens Bank of Delphos, is an Ohio banking corporation with offices in Delphos, Ohio.

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

#

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and the management discussion and analysis that follow:

For the Three

For the Nine

Months Ended

Months Ended

September 30,

September 30,

2002

2001

2002

2001

SIGNIFICANT RATIOS (Unaudited)

Net income to:

Average assets  (a)

0.87%

1.29%

0.68%

0.93%

Average shareholders’ equity (a)

9.20%

14.91%

7.23%

10.87%

Net interest margin (a)

3.53%

3.47%

3.47%

3.47%

Efficiency ratio (a)(b)

61.67%

54.75%

71.11%

63.10%

Average shareholders’ equity to average assets

9.52%

8.63%

9.48%

8.55%

Loans to deposits (end of period)

75.8%

79.76%

75.8%

79.76%

Allowance for loan losses to loans (end of period)

1.14%

1.13%

1.14%

1.13%

Cash dividends to net income (a)

43.76%

31.57%

55.57%

41.41%

PER SHARE DATA

Book value per share

$11.29

$9.65

$11.29

$9.65

(a)

Net income to average assets, net income to average shareholders’ equity, net interest margin, and efficiency ratio are presented on an annualized basis.  Net interest margin is calculated using fully tax equivalent net interest income as a percentage of average interest earning assets.  For purposes of these calculations, as well as cash dividends to net income, net income excludes the impact of the change in accounting principle in 2002.

(b)

Efficiency ratio is a ratio of non-interest expense as a percentage of fully tax equivalent net interest income plus non-interest income.

#

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

United Bancshares, Inc., an Ohio corporation (the “Company”), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Company was incorporated and organized in 1985.  The executive offices of the Company are located at 100 S. High Street, Columbus Grove, Ohio 45830.

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

As described in Note 2 of the consolidated financial statements, the Company acquired Delphos Citizens Bancorp, Inc. through a merger and its wholly owned subsidiary, Citizens Bank of Delphos (Citizens) by operation of law became a wholly-owned subsidiary of the Company, effective March 1, 2001.  Citizens is a Federally-chartered savings bank with its only office located in the city of Delphos, Allen County, Ohio.

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

BancServices United, Inc., which had no operations activity through September 30, 2002, is an Ohio corporation, its main, and only, office will be located in the village of Columbus Grove, Ohio.  Once operational, BancServices United, Inc. will provide mortgage servicing support to the Company’s depository institution subsidiaries as well as other administrative support and processing services that are currently handled by the Company’s holding company employees.

The Company is registered as a Securities Exchange Act of 1934 (the “1934 Act”) reporting company.

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended September 30, 2002, United Bancshares, Inc. reported net income of $906,000, or $0.25 basic earnings per share. This compares to third quarter 2001 net income of $1,250,000, or $0.35 basic earnings per share, a $344,000 decrease.  The decrease was primarily the result of an increase in non-interest expenses and provision for loan losses of $165,000 and $94,000, respectively, and a $207,000 decrease in non-interest income.  These differences were offset by an increase in net interest income of $133,000, all net of tax.  The additional expenses were derived from the Company’s continued commitment to the improvement of internal controls and the specialization of its work force.  The increased net interest income was the result of improved net interest margin and growing earning asset base.  The decrease in non-interest income was primarily the result of a decrease in the gain on sale of mortgage loans.  During the third quarter of 2001, approximately $45 million of fixed-rate mortgage loans previously originated by Citizens Bank of Delphos were sold to FHLMC in two separate sales, resulting in the significant gains.  Net income for the nine months ended September 30, 2002, totaled $5,944,000, or $1.65 basic earnings per share, which includes $3,807,000 ($1.06 per share), as a result of a change in accounting principle and $2,137,000 ($0.59 per share) from traditional operations compared with net income of $2,502,000, or $0.76 basic earnings per share for the same period in 2001.

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

Net interest income was $3,295,000 in the third quarter of 2002 compared to $3,093,000 for the same period of 2001.  Net interest income was $9,301,000 for the first nine months of 2002 compared to $8,515,000 for the same period of 2001.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets.  The resultant percentage serves as a measurement for the Company in comparing its results with those of past periods as well as those of peer companies.  For the three months ended September 30, 2002, the net interest margin (on a taxable equivalent basis) was 3.53% compared with 3.47% for the same period of 2001.  For the nine months ended September 30, 2002, the net interest margin (on a taxable equivalent basis) was 3.47% compared with 3.47% for the same period of 2001.

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

Non-Interest Income

The Company’s non-interest income is largely generated from fees related to customer deposit accounts, gains on sale of fixed rate mortgages and income arising from sales of products such as investments to customers.  The income related to deposit accounts provides a relatively steady flow of income while the other sources are more volume-related and can vary from quarter to quarter.  Gain on sale of loans, which amounted to $209,000 for the quarter ended September 30, 2002 compared to $760,000 for the comparable 2001 period.  During the third quarter of 2001, approximately $45 million of fixed-rate mortgage loans previously originated by Citizens Bank of Delphos were sold to FHLMC in two separate sales, resulting in the significant gains.  Gains on sales of loans for the nine-month period ended September 30, 2002 was $693,000 compared to $1,047,000 for the comparable 2001 period.

Non-Interest Expense

For the three-month period ended September 30, 2002, non-interest expenses totaled $2,670,000 compared to $2,419,000 for the equivalent period of 2001.  The Company’s non-interest expense has been relatively constant throughout 2002 and management believes that this will continue throughout the remainder of the calendar year.

For the nine-month period ended September 30, 2002, non-interest expenses totaled $8,160,000 compared to $6,925,000 for the comparable period of 2001.  The additional expenses were derived from the Company’s continued commitment to the improvement of internal controls and the specialization of its work force.  Additionally, since Citizens was acquired in March 1, 2001 in accordance with purchase accounting, the Company did not record any income or expenses related to Citizens for the first two months of 2001.

Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the Company in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.

For the third quarter of 2002, the Company’s efficiency ratio was 61.67% compared to 54.75% for the same period of 2001.  For the nine-month period ended September 30, 2002, the Company’s efficiency ratio was 71.11% compared to 63.10% for the same period of 2001.  These increases are the result of the aforementioned additional expenses derived from the Company’s continued commitment to the improvement of internal controls and the specialization of its work force and reduction of offsetting non-interest income.

Return on Assets

Return on average assets was 0.87% for the third quarter of 2002, compared to 1.29% for the comparable quarter of 2001. Excluding the impact of the change in accounting principle in 2002, return on average assets for the nine months ended September 30, 2002 was 0.68% compared to 0.93% for the same period in 2001.

Return on Equity

Return on average equity for the third quarter of 2002 was 9.20% compared to 14.91% for the same period of 2001. Excluding the impact of the change in accounting principle in 2002, return on average equity for the nine months ended September 30, 2002 was 7.23% compared to 10.87% for the same period in 2001.  The return on average equity for the nine month period ending September 30, 2002 has been adversely impacted by the $1,462,000 increase in unrealized gain on securities available-for-sale, net of tax.

The Company’s bank subsidiaries are considered well-capitalized under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at September 30, 2002, net of the allowance for loan losses, decreased $3.8 million from the balance at December 31, 2001.  Securities have increased $44.7 million during this nine-month period.  Deposits during this same period have increased $8.8 million.  Federal Home Loan Bank borrowings increased $26.5 million during the nine-month period, largely due to the leverage program initiated at Citizens.

Shareholders’ equity increased from $34.7 million at December 31, 2001 to $40.9 million at September 30, 2002.

Cash and Cash Equivalents

Cash and cash equivalents totaled $23.6 million at September 30, 2002 compared to $25.9 million at December 31, 2001, including Federal funds sold at September 30, 2002 of $10.9 million and $9.8 million at December 31, 2001.

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

Securities

At September 30, 2002, securities totaled $146.6 million, an increase of $44.7 million from December 31, 2001.  All of the Company’s securities are classified as available-for-sale.  Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities.  This increase of $44.7 million was primarily the result of a $27.6 million leverage program that was put in place during April and May of 2002 at Citizens.  The remaining increase was the result of the investment of the aforementioned loan sale and deposit increases, as well as, a redirection of the Company’s cash balances.  At September 30, 2002, the amortized cost of the Company’s securities totaled $144.1 million, resulting in unrealized appreciation of $2.5 million and a corresponding after tax increase in the Company’s equity of $1.6 million.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee (“ALCO”) meetings.

Loans

The Company’s lending is primarily centered in northwestern and west central Ohio.  These are principally retail lending markets, which include single-family residential and other consumer lending.  A primary focus in these markets is the agribusiness industry.  Gross loans totaled $233.9 million at September 30, 2002 compared to $237.6 million at December 31, 2001.  In June 2002, the Bank of Leipsic hired a Chief Executive Officer and senior lender. Because of these additions, as well as the anticipated increases in loan volumes at the other banks, the Company experienced loan growth of $3.4 million in the third quarter of 2002 and anticipates additional growth throughout the fourth quarter.

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans was 1.14% at September 30, 2002 compared to 1.09% at December 31, 2001.  Management believes the level of allowance is adequate given the composition of and risk inherent in the loan portfolios of the Company’s bank subsidiaries.

The following table presents changes in the Company’s consolidated allowance for loan losses for the nine months ended September 30, 2002, and 2001, respectively:

($ in thousands)

2002

2001

Balance, beginning of period

$

2,592

$

1,936

Acquired upon acquisition of Citizens

0

868

Charge offs

(430)

(320)

Recoveries

86

40

Net charge offs

(344)

(280)

Provision for loan losses

422

223

Balance, end of period

$

2,670

$

2,747

====

====

Loans on non-accrual status as a percentage of outstanding loans were 0.61% at September 30, 2002, compared to 0.16% at December 31, 2001.  Non-accrual loans totaled $1,423,000 and $390,000 at September 30, 2002 and December 31, 2001, respectively.  Management believes the current level of non-accrual loans is acceptable and is a reflection of the quality of the Company’s loan portfolio as well as increased staffing levels devoted to monitoring and pursuing this area of credits.

Funding Sources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Company, totaling $319.7 million, or 82.8% of the Company’s funding sources at September 30, 2002.

Non-interest bearing deposits remain a smaller portion of the funding source for the Company than for most of its peers.  These balances comprised only 7.5% of total deposits at September 30, 2002.

In addition to traditional deposits, the Company maintains both short-term and long-term borrowing arrangements with the Federal Home Loan Bank.  FHLB borrowings totaled $61.3 million at September 30, 2002, including $27.6 million related to the Citizens leveraging program, compared to $34.8 million at December 31, 2001.  Long-term borrowings reprice after their initial fixed rate period (at the discretion of the FHLB), and the Company has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product.  Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

Shareholders’ Equity

For the nine months ended September 30, 2002, the Company had net income of $5,944,000, which included $3,807,000 from a change in accounting principle and $2,137,000 from traditional operations.  The Company paid dividends of $1,187,000, resulting in a dividend payout ratio of 55.57% of net income, excluding the change in accounting principle.  Two employees also exercised 10,046 share options at $4.86 per share during the second and third quarters of 2002. Management feels the overall equity level supports this payout ratio but feels that the ratio to net income will eventually drop to more traditional industry standards.  The intention is to maintain the per share dividend while earnings increase which will more normalize the payout ratio.

At September 30, 2002, the adjustment for the net unrealized gain on available-for-sale securities, net of income taxes, totaled $1,631,000.  Since all the securities in the Company’s portfolio are classified as available-for-sale, both the investment and equity sections of the Company’s balance sheet are sensitive to the changing market values of investments.

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

The Company manages interest rate risk regularly through the Asset/Liability Committee.  The Committee meets on a regular basis and reviews various asset and liability management information, including but not limited to, the Banks’ liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.

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

ITEM 4

CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer have reviewed, as of a date within 90 days of this filing, the disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner.  Based upon this review, the Company believes that there are adequate controls and procedures in place.  There are no significant changes in the controls or other factors that could affect the controls after the date of the evaluation.

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

Computation of Earnings Per Share

(b)

Exhibit 99

Certification Pursuant to 18 U.S.C. Section 1350

(c)

Form 8-K was filed on July 24, 2002, the Company announced its plans for a market expansion into Bowling Green, Ohio, third quarter dividends and the release of its second quarter net basic earnings of 19¢ per share.

(d)

Form 8-K was filed on August 1, 2002, announcing that on or about July 30, 2002 the Company mailed the following information to its shareholders of record describing the recently approved “Automatic Dividend Reinvestment and Stock Purchase Plan.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date:	November 13, 2002	By:/s/ E. Eugene Lehman
E. Eugene Lehman
CEO/President

By:/s/ Brian D. Young
Brian D. Young
CFO

Chief Executive Officer

I, E. Eugene Lehman, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of United Bancshares, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ E. Eugene Lehman

E. Eugene Lehman

Chief Executive Officer

Chief Financial Officer

I, Brian D. Young, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of United Bancshares, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED SEPTEMBER 30, 2002

Exhibit

Number

Description

Exhibit Location

11

Computation of Earnings Per Share.

Filed herewith

99

Certification Pursuant to 18 U.S.C. Section 1350

Filed herewith