Form 10-K
period 2002-12-31
UNITED BANCSHARES INC/OH
filed 2003-03-31
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934, as amended

For the year ended December 31, 2002

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

Common Stock, no par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _X_  No ___

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  __________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes           No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $43,350,561, based upon the last sales price as quoted on the Nasdaq National Market as of June 30, 2002.

The number of shares of Common Stock outstanding as of February 28, 2003: 3,634,213.

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to Shareholders for the year ended December 31, 2002 is incorporated by reference into Part II.  Portions of the Proxy Statement dated March 24, 2003 for the 2003 Annual Meeting of Stockholders is incorporated by reference into Part III.

PART I

Item 1.

Business

General

United Bancshares, Inc., an Ohio corporation (the “Corporation”), is a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation was incorporated and organized in 1985.  The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.   United Bancshares, Inc. has traded its common stock on the Nasdaq Markets Exchange under the symbol “UBOH” since March 2001.  From January 2000 to March 2001, the Corporation’s common stock was traded on the Nasdaq over-the-counter Bulletin Board.

Through its subsidiaries, The Union Bank Company, Columbus Grove, Ohio (Union); The Bank of Leipsic Company, Leipsic, Ohio (Leipsic); Citizens Bank of Delphos, Delphos, Ohio (Citizens); and BancServices United, Inc. (an inactive subsidiary), Columbus Grove, Ohio, the Corporation is engaged in the business of commercial banking.

During the first quarter of 2003, the Corporation received approval from the appropriate regulatory authorities to collapse the charters of Citizens and Leipsic and merge them into Union.  The collapsing of the charters and related administrative changes are expected to be completed near the end of the second quarter of 2003.  Additionally, the Corporation’s Board of Directors approved a resolution for the issuance of trust preferred securities.  The securities were issued and the transaction was completed in March 2003.

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

General Description of Holding Company Subsidiaries and Recent Acquisition

During the entire year of 2002 the Corporation’s subsidiaries operated as three separate legal entities, The Union Bank Company, The Bank of Leipsic Company and the Citizens Bank of Delphos, respectively.  Subsequently on March 7, 2003 the entities were legally consolidated.

Union is an Ohio state-chartered bank, with its main office located in Columbus Grove, Ohio.  Union presently operates two branch offices in Putnam County, Ohio (one in the village of Kalida and one in the village of Ottawa) and three branch offices in Allen County, Ohio (all in the city of Lima).  At December 31, 2002, Union had 45 full-time equivalent employees.

Leipsic is an Ohio state-chartered bank.  The main, and only, office of Leipsic is located in the village of Leipsic, Putnam County, Ohio.  At December 31, 2002, Leipsic had 14 full-time equivalent employees.  Leipsic merged with United Bancshares, Inc. effective February 1, 2000.

Citizens is a federally-chartered savings bank with its only office located in the city of Delphos, Allen County, Ohio.  At December 31, 2002, Citizens had 12 full-time equivalent employees. Citizens merged with United Bancshares, Inc. effective March 1, 2001.

The Citizens acquisition was accounted for as a purchase and resulted in a deferred credit (negative goodwill) of $4.2 million, which for 2001 was amortized over a ten-year period on a straight-line basis.  Consequently, 2001 net income was increased $346,000 as a result of the amortization of the deferred credit.  As described in Note 1 to the consolidated financial statements, as a result of a new accounting pronouncement, the amortization of the deferred credit ceased January 1, 2002 and the remaining unamortized deferred credit of $3.8 million was recognized as income from a change in accounting principle in the first quarter of 2002.

Union, Leipsic, and Citizens all offer a full range of commercial banking services, including checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; automatic teller machines; commercial, consumer, agricultural, residential mortgage loans and home equity loans; credit card services; safe deposit box rentals; and other personalized banking services.

BancServices United, Inc. is an in-active Ohio Corporation.  Once operational, BancServices United, Inc. will provide mortgage servicing support to the Corporation’s depository institution subsidiaries as well as other administrative support and processing services that are currently handled by the Corporation’s holding company employees.

In December 2002, Union entered into a purchase and assumption agreement to purchase certain assets and assume certain liabilities assigned to the financial services offices of RFC Banking Company in Pemberville and Gibsonburg, Ohio. During the first quarter of 2003, the acquisition was approved by the appropriate regulators and closed on March 28, 2003.  Union acquired loans and premises and equipment, and assumed deposits.

The Corporation is registered as a Securities Exchange Act of 1934 (the “1934 Act”) reporting company.

Competition

The Corporation competes for deposits with other savings associations, commercial banks and credit unions and issuers of commercial paper and other securities, such as shares in money market mutual funds. Primary factors in competing for deposits include customer service, interest rates and convenience of office location. In making loans, the Corporation competes with other commercial banks, savings associations, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable. The size of financial institutions competing with the Corporation are likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon the Corporation.

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

Supervision and Regulation

Sarbanes-Oxley Act of 2002 - On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters:

•

audit committees for all reporting companies;

•

certification of financial statements by the chief executive officer and the chief financial officer;

•

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•

a prohibition on insider trading during pension plan black out periods;

•

disclosure of off-balance sheet transactions;

•

a prohibition on personal loans to directors and officers;

•

expedited filing requirements for Forms 4’s;

•

disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•

“real time” filing of periodic reports;

•

the formation of a public accounting oversight board;

•

auditor independence;

•

and various increased criminal penalties for violations of securities laws.

The SOA contains provisions, which became effective upon enactment on July 30, 2002 and provisions, which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

As Ohio state-chartered banks, Union and Leipsic are supervised and regulated by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”).  Citizens is a federally chartered savings bank, subject to regulation, supervision, and examination by the FDIC and the Office of Thrift Supervision (“OTS”).  The deposits of Union, Leipsic, and Citizens are insured by the FDIC and the banks are subject to the applicable provisions of the Federal Deposit Insurance Act.  A subsidiary of a bank holding company can be liable to reimburse the FDIC, if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default.  In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies’ regulations on prompt corrective action guarantees a portion of the institution’s capital shortfall, as discussed below.

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

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies.  The risk-based capital guidelines include both a definition and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad risk categories.  The minimum ratio of total capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%.  At least 4% is to be comprised of common stockholders’ equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”).  The remainder (“Tier 2 capital”) may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan losses.  The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including having the highest regulatory rating.  The minimum leverage ratio is 1%-2% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth.  State non-member bank subsidiaries, such as Union and Leipsic, are subject to similar capital requirements adopted by the FDIC.  The OTS has similar requirements that apply to Citizens.

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

The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiary banks and other subsidiaries.  However, the Federal Reserve Board expects the Corporation to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends for shareholders of the Corporation.  Union, Leipsic, and Citizens may not pay dividends to the Corporation if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements.  Union, Leipsic, and Citizens must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net income and the retained net income for the preceding two years, less required transfers to surplus.  Payment of dividends by a bank subsidiary may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice.  These provisions could have the effect of limiting the Corporation’s ability to pay dividends on its outstanding common shares.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.

The following are the average balance sheets for the years ended December 31:

ASSETS

(dollars in thousands)

2002

2001

2000

Interest-earning assets

Securities available-for-sale (1)

Taxable

$

113,007

$

53,521

$

29,483

Non-taxable

23,011

21,076

25,441

Federal funds sold

7,768

9,875

4,053

Loans (2)

242,688

264,243

175,743

Total interest-earning

assets

386,474

348,715

234,720

Non-interest-earning assets

Cash and due from banks

15,142

6,936

4,590

Premises and equipment, net

5,889

5,185

4,341

Accrued interest receivable and

other assets

3,644

6,656

2,955

Allowance for loan losses

(2,649)

(2,577)

(1,751)

$

408,500

$

364,915

$

244,855

===========

=========

=========

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities

Deposits

Savings and interest-bearing

demand deposits

$

70,708

$

62,645

$

49,859

Time deposits

218,595

207,502

133,599

Federal funds purchased

252

0

402

Advances from Federal Home

Loan Bank

53,635

41,224

27,888

Total interest-bearing

liabilities

343,190

311,371

211,748

Non-interest-bearing liabilities

Demand deposits

21,437

16,864

15,069

Accrued interest payable and other

liabilities

4,017

5,019

532

368,644

333,254

227,349

Stockholders’ equity (3)

39,856

31,661

17,506

$

408,500

$

364,915

$

244,855

==========

========

=========

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

2002

(dollars in thousands)

Average

Average

Balance

 Interest

Rate

INTEREST-EARNINGS ASSETS

Securities available-for-sale (1)

Taxable

$

113,007

$

5,827

5.16%

Non-taxable (2)

23,011

1,757

7.64%

Federal funds sold

7,768

178

2.29%

Loans  (3, 4)

242,688

17,513

7.22%

Total interest-earning assets

386,474

25,275

6.54%

INTEREST-BEARING LIABILITIES

Deposits

Savings and interest-

bearing demand

deposits

70,708

916

1.30%

Time deposits

218,595

8,136

3.72%

Federal funds purchased

252

6

2.38%

Advances from FHLB

53,635

2,637

4.92%

Total interest-bearing

liabilities

$

343,190

11,695

3.41%

Net interest income, tax equivalent basis

$

13,580

Net interest income as a percent of

=======

of average interest-earning assets

3.56%

=====

(1)

Securities available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balances of non-accrual loans.

(4)

Interest income on loans includes fees on loans of  $782,235.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES

               AND INTEREST DIFFERENTIAL (CONTINUED)

C.

The following tables set forth, for the years indicated, the condensed average balances of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.

2001

(dollars in thousands)

Average

Average

Balance

 Interest

Rate

INTEREST-EARNINGS ASSETS

Securities available-for-sale (1)

Taxable

$

53,521

$

3,190

5.96%

Non-taxable (2)

21,076

1,589

7.54%

Federal funds sold

9,875

531

5.38%

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

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balances of non-accrual loans.

(4)

Interest income on loans includes fees on loans of  $797,970.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

2000

(dollars in thousands)

Average

Average

Balance

 Interest

Rate

INTEREST-EARNINGS ASSETS

Securities available-for-sale (1)

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

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balance of non-accrual loans.

(4)

Interest income on loans includes fees on loans of $458,688.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

D.

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

(dollars in thousands)

Total

Variance

Variance Attributable To

2002/2001

Volume

Rate

INTEREST INCOME

Securities –

Taxable

$

2,637

$

3,001

$

(364)

Non-taxable

168

146

22

Federal funds sold

 (353)

 (48)

 (305)

Loans

 (3,952)

 (1,766)

 (2,186)

 (1,500)

1,333

 (2,833)

INTEREST EXPENSE

Deposits –

Savings and interest-

bearing demand

deposits

(418)

205

 (623)

Time deposits

(2,866)

626

(3,492)

Federal funds purchased

6

6

0

Advances from FHLB

142

377

 (235)

 (3,136)

1,214

(4,350)

NET INTEREST INCOME

$

1,636

$

119

$

1,517

========

=======

=======

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

=======

======

=======

II.

INVESTMENT PORTFOLIO

A.

The carrying amount of securities available-for-sale as of December 31 are summarized as follows:

2002

2001

2000

U.S. Treasury and U.S. Government

agency securities

$

13,191,443

$

4,503,711

$

6,344,644

Obligations of states and political

subdivisions

27,717,843

20,705,446

23,117,242

Mortgage-backed securities

110,097,509

76,724,628

23,357,274

Other

73,009

41,888

464,282

$

151,079,804

$

101,975,673

$

53,283,442

=============

===========

===========

The above excludes Federal Home Loan Bank stock amounting to $3,896,700 in 2002, $3,653,100 in 2001, and $1,692,500 in 2000.

B.

The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2002 are as follows:

Maturing

After One Year

After Five Years

Within

But Within

But Within

After

One Year

Five Years

Ten Years

Ten Years

U.S. Treasury and

U.S. Government

agency securities

$

2,009,698

$

6,622,152

$

3,555,242

$

1,004,351

Obligations of states

and political

subdivisions

489,942

9,032,908

9,928,742

8,266,251

Mortgage-backed

securities (2)

41,771,928

57,065,648

9,241,076

2,018,857

$

44,271,568

$

72,720,708

$

22,725,060

$

11,289,459

==========

==========

=========

=========

Weighted average yield (1)

 3.91%

4.91%

6.39%

6.45%

==========

=========

=========

=========

(1)

Yields on tax-exempt securities are presented on a tax-equivalent basis.

(2)

Maturity based upon estimated weighted-average life.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.

Excluding those holdings of the investment portfolio in U.S. Treasury and U.S. Government agency securities, there were no securities of any one issuer, which exceeded 10% of stockholders’ equity at December 31, 2002.

III.

LOAN PORFOLIO

A.

Types of Loans – Total loans, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

(dollars in thousands)

2002

2001

2000

1999

1998

Commercial and

agricultural

$

132,148

$

108,707

$

90,262

$

72,843

$

55,667

Real estate

mortgage

98,425

119,579

70,152

72,146

63,734

Consumer loans

to individuals

12,982

15,709

18,537

22,240

22,090

$

243,555

$

243,995

$

178,951

$

167,229

$

141,491

=======

=======

======

========

========

CONCENTRATIONS OF CREDIT RISK – The Corporation’s depository institution subsidiaries grant commercial, real estate, installment, and credit card loans to customers mainly in Northwestern Ohio.  Commercial loans include loans collateralized by business assets and agricultural loans collateralized by crops and farm equipment.  As of December 31, 2002, commercial and agricultural loans make up approximately 54% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses.  As of December 31, 2002, real estate mortgage loans make up approximately 40% of the loan portfolio and are collateralized by first mortgages on residential real estate.  As of December 31, 2002, consumer loans to individuals make up approximately 6% of the loan portfolio and are primarily collateralized by consumer assets.

B.

Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2002 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

(dollars in thousands)

Commercial

and

Maturing

Agricultural

Within one year

$

28,908

After one year but within five years

36,135

After five years

 67,105

$

132,148

==============

Interest Sensitivity

Fixed

Variable

Rate

Rate

Total

Due after one year but

within five years

$

7,691

$

28,444

$

36,135

Due after five years

2,882

64,223

67,105

$

10,573

$

92,667

$

103,240

=========

=========

===========

III.

LOAN PORTFOLIO (CONTINUED)

C.

Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans – The following table summarizes non-accrual, past due, restructured and impaired loans at December 31:

(dollars in thousands)

2002

2001

2000

1999

1998

(a)  Loans accounted for

on a non-accrual

basis

$

1,288

$

665

$

360

$

348

$

44

(b)  Accruing loans that

are contractually

past due 90 days

or more as to

interest or principal

payments

410

836

1,359

1,367

573

(c)  Loans not included in

(a) or (b) which are

“Troubled Debt

Restructurings” as

defined by Statement

of Financial Accounting

Standards No. 15

          -

           -

           -

            -

           -

$

1,698

$

1501

$

1,719

$

1,715

$

1,117

======

=======

======

======

======

Management believes the allowance for loan losses at December 31, 2002 is adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

2002

(in thousands)

Gross interest income that would have been recorded in 2002 on non-

accrual loans outstanding at December 31, 2002 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period

$

64

Interest income actually recorded on non-accrual loans and included in net income for the period

0

Interest income not recognized during the period

$

64

==

1.

Discussion of the non-accrual policy

The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful.  When interest accruals are discontinued, all interest income accrued is reversed.  While loans which are past due 90 days or more as to interest or principal payments are considered for non-accrual status, management may elect to continue the accrual of interest when the estimated net realizable value of collateral, in management’s judgment, is sufficient to cover the principal balance and accrued interest.  These policies apply to both commercial and real estate loans.

III.

LOAN PORTFOLIO (CONTINUED)

2.

Potential problem loans

As of December 31, 2002, in addition to the $1,698,000 of loans reported under Item III, C, there are approximately $14,648,000 in other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III, C, at some future date.  Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Item III C above.  To the extent that such loans are not included in the $14,648,000 potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

3.

Foreign outstandings

None

4.

Loan concentrations

At December 31, 2002, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated approximately $33,152,000.  At December 31, 2002, there were no agricultural loans, which were accounted for on a non-accrual basis; and there were no accruing agriculture loans which were contractually past due ninety days or more as to interest or principal payments.

D.

Other interest-bearing assets

As of December 31, 2002, there were no other interest-bearing assets that are required to be disclosed.

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

A.

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(dollars in thousands)

2002

2001

2000

1999

1998

LOANS

Loans outstanding at end

of period (1)

$

243,555

$

243,995

$

178,951

$

167,229

$

41,491

=========

=======

=====

=======

========

Average loans outstanding

during period

$

242,688

$

264,243

$

175,743

$

156,143

$

126,724

=========

=======

=====

=======

========

ALLOWANCE FOR LOAN LOSSES

Balance at beginning

of period

$

2,592

$

1,936

$

1,673

$

1,664

$

1,535

Addition of allowance of acquired

subsidiary – Citizens Bank

of Delphos

-

721

-

-

-

Loans charged off –

Commercial and agricultural

149

113

58

82

5

Real estate mortgage

215

83

11

65

-

Consumer loans to

Individuals

291

379

303

253

201

655

575

372

400

206

Recoveries of loans previously

Charged off -

Commercial and agricultural

23

-

15

15

44

Real estate mortgage

17

13

-

2

-

Consumer loans to

Individuals

86

48

118

83

69

126

61

133

100

113

Net loans charged off

529

514

239

301

93

Provision for loan losses

722

449

502

309

222

Balance at end of period

$

2,785

$

2,592

$

1,936

$

1,673

$

1,664

========

=======

=====

======

========

Ratio of net charge-offs during

the period to average loans

outstanding during the period

0.22%

0.19%

0.14%

0.19%

0.07%

======

======

======

=====

=====

(1)    Including loans held for sale.

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

Amount

Loans

Amount

Loans

December 31, 2002

Commercial and

agricultural

$

1,465

54.3%

Real Estate

mortgages

592

40.4%

Consumer loans to

individuals

581

5.3%

Unallocated

147

N/A

$

2,785

100.0%

=======

======

December 31, 2001

December 31, 2000

Commercial and

agricultural

$

1,288

44.6%

$

845

50.4%

Real Estate

mortgages

617

49.0%

263

39.2%

Consumer loans to

Individuals

383

6.4%

293

10.4%

Unallocated

304

N/A

535

N/A

$

2,592

100.0%

$

1,936

100.0%

========

======

========

======

December 31, 1999

December 31, 1998

Commercial and

agricultural

$

562

43.6%

$

558

39.4%

Real Estate

mortgages

170

43.1%

170

45.0%

Consumer loans to

individuals

202

13.3%

201

15.6%

Unallocated

739

N/A

735

N/A

$

1,673

100.0%

$

1,664

100.0%

========

======

========

======

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.     DEPOSITS

A.& B.

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

(dollars in thousands)

2002

2002

Average

Average

Amount

Rate

Savings and interest-

bearing demand

deposits

$

70,708

1.30%

Time deposits

218,595

3.72%

Demand deposits

(non-interest

bearing)

21,437

-

$

310,740

=======

2001

2001

2000

2000

Average

Average

Average

Average

Amount

Rate

Amount

Rate

Savings and interest

bearing demand

deposits

$

62,645

2.13%

$

49,859

2.59%

Time deposits

207,502

5.30%

133,599

5.68%

Demand deposits

 (non-interest

bearing)

16,864

-

15,069

-

$

287,011

$

198,527

=======

========

C. & E.

There were no foreign deposits in any periods presented

D.

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2002 are summarized as follows:

Three months or less

$

9,899

Over three months and through six months

4,871

Over six months and through twelve months

6,406

Over twelve months

8,001

$

29,177

========

VI.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average stockholders’ equity and average total assets and certain other ratios are as follows:

`

(dollars in thousands)

2002

2001

2000

Average total assets

$

408,500

$

364,915

$

244,855

==========

===========

==========

Average stockholders’ equity (1)

$

39,856

$

31,661

$

17,506

==========

===========

==========

Net income (4)

$

6,366

$

3,254

$

1,485

==========

===========

==========

Cash dividends declared

$

1,586

$

1,431

$

993

==========

===========

==========

Return on average total assets(3)

0.63%

0.89%

0.61%

==========

===========

==========

Return on average

stockholders’ equity (3)

6.42%

10.28%

8.48%

==========

===========

==========

Dividend payout ratio (2)(3)

61.98%

43.98%

66.85%

==========

===========

==========

Average stockholders’ equity

to average total assets

9.76%

8.68%

7.15%

==========

===========

==========

(1)

Average stockholders’ equity is net of average unrealized appreciation or depreciation on securities available-for-sale.

(2)

Dividends declared divided by net income.

(3)

Ratios exclude the 2002 cumulative effect of the change in accounting principle.  See Note 1 of Audited Consolidated Financial Statements in 2002 Annual Report page 23.

(4)

Includes $3,807 cumulative effect of change in accounting principle in 2002.

VII.

SHORT-TERM BORROWINGS

Not applicable

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

The following is a listing and brief description of the properties owned by The Bank of Leipsic and used in its business:

1.

Its main, and only, office located at 318 South Belmore Street, Leipsic, Ohio was opened on December 24, 2001.

The following is a listing and brief description of the property owned by Citizens Bank of Delphos and used in its business:

1.

Its main, and only, office is located at 114 East 3rd Street, Delphos, Ohio.  Citizens acquired the building in 1956.

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

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders during the quarter ended December 31, 2002.

PART II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters

There were 1,715 registered shareholders as of February 28, 2003.  Additional information required herein is incorporated by reference from page 3 of United Bancshares’ Annual Report to Stockholders for 2002 (“Annual Report”), which is included herein as Exhibit 13.

Item 6.

Selected Financial Data

The information required herein is incorporated by reference from page 4 of United Bancshares’ Annual Report to Stockholders for 2002 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from pages 5 through 10 of United Bancshares’ Annual Report to Stockholders for 2002 (“Annual Report”), which is included herein as Exhibit 13.

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

The Corporation monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interest rates, this analysis is performed by estimating the expected cash flows of the Corporation’s financial instruments using interest rates in effect at year-end.  For the fair value estimates, the cash flows are then discounted to year-end to arrive at an estimated present value of the Corporation’s financial instruments.  Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates.  For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows.  The Corporation applies these interest rate “shocks” to its financial instruments up and down 200 basis points in 100 basis point increments.

The following table shows the Corporation’s estimated earnings sensitivity profile as of December 31, 2002:

Change in

Interest Rates

Percentage Change in

Percentage Change in

(basis points)

Net Interest Income

Net Income

+200

-3.10%

-4.94%

-100

-1.38%

-2.20%

Given a linear 200bp increase in the yield curve used in the simulation model, it is estimated that net interest income for the Corporation would decrease by 3.10% and net income would decrease by 4.94%.  A 100bp decrease in interest rates would decrease net interest income by 1.38% and decrease net income by 2.20%.  Management does not expect any significant adverse effect to net interest income in 2003 based on the composition of the portfolio and anticipated trends in rates.

Item 8.

Financial Statements and Supplementary Data

The information required herein is incorporated by reference from page 11 through 40 of United Bancshares’ Annual Report to Stockholders for 2002 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.

Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference from pages 4 through 6 of the definitive proxy statement, dated March 24, 2003.

Item 11.

Executive Compensation

The information required herein is incorporated by reference from pages 16 and 17 of the definitive proxy statement, dated March 24, 2003.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference from pages 2 and 3 of the definitive proxy statement, dated March 24, 2003.

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

Item 14. Controls and Procedures

Evaluation of Controls and Procedures.  The Corporation’s chief executive officer and its chief financial officer are charged with making an evaluation of the Corporation’s disclosure controls and procedures.  These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods.  The Corporation’s chief executive officer and chief financial officer have concluded, based upon an evaluation of these controls and procedures within the 90-day period prior to the filing of this report, that the Corporation’s disclosure controls and procedures are effective.

Changes in Internet Controls.  There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

1.  Financial Statements –

The information required herein is filed as part of this report and is set forth in the United Bancshares’ Annual Report to Stockholders for 2002 (“Annual Report”), which is included herein as Exhibit 13.

2.  Financial Statement Schedules -

None.

3.  Exhibits Required by Item 601 Regulations S-K -

The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

  Exhibit No.

3.1

Articles of Incorporation

(1)

3.2

Regulations

(1)

13

Annual Report to Stockholders – 2002

(2)

21

Subsidiaries

(2)

99

Certification pursuant to 18 U.S.C. Section 1350

(2)

99.4

Safe Harbor under The Private Securities Litigation

Reform Act of 1995

(2)

(1)

Incorporated herein by reference to the Corporation’s Definitive Proxy Statement pursuant to Section 14 (a) filed March 8, 2002.

(2)

Included herein

(b)

Reports on Form 8-K –

A Form 8-K was filed on October 30, 2002 announcing fourth quarter dividends and third quarter earnings.

A Form 8-K was filed on November 6, 2002 announcing the departure of Daniel W. Schutt, President of The Union Bank Company and member of the Board of Directors of United Bancshares, Inc.

 A Form 8-K was filed on December 20, 2002 announcing the appointment of Robert M. Schulte to the board of directors of United Bancshares, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCSHARES, INC.

By:

/s/ E. EUGENE LEHMAN

E. Eugene Lehman, CEO, President

By:

/s/ BRIAN D. YOUNG

Brian D. Young, Chief Financial Officer

Date:  March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures

Title

Date

_________________________

Director

__________________

P. Douglas Harter

/s/ E. EUGENE LEHMAN

Director

March 31, 2003

E. Eugene Lehman

__________________________

Director

__________________

Carl L. McCrate

/s/ JOHN P. MILLER

Director

March 31, 2003

John P. Miller

/s/ JAMES N. REYNOLDS

Director

March 31, 2003

James N. Reynolds

/s/ H. EDWARD RIGEL

Director

March 31, 2003

H. Edward Rigel

/s/ DAVID P. ROACH

Director

March 31, 2003

David P. Roach

/s/ JOE S. EDWARDS

Director

March 31, 2003

Joe S. Edwards

_________________________

Director

_______________

William R. Perry

/s/ THOMAS J. ERHART

Director

March 31, 2003

Thomas J. Erhart

/s/ ROBERT M. SCHULTE

Director

March 31, 2003

Robert M. Schulte

/s/ ROBERT L. DILLHOFF

Director

March 31, 2003

Robert L. Dillhoff

CERTIFICATIONS

In connection with the Annual Report of United Bancshares, Inc. (United) on Form 10-K for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, E. Eugene Lehman, President and Chief Executive Officer of United Bancshares, Inc., certify, that:

(1) I have reviewed this annual report on Form 10-K of United Bancshares, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) United's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for United Bancshares, Inc. and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to United Bancshares, Inc., including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5) United's other certifying officer and I have disclosed, based on our most recent evaluation, to United's auditors and the audit committee of United's board of directors:

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

(6) United's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ E. Eugene Lehman

E. Eugene Lehman

President and Chief Executive Officer

March 31, 2003

CERTIFICATIONS

In connection with the Annual Report of United Bancshares, Inc. (United) on Form 10-K for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer of United Bancshares, Inc., certify, that:

(1) I have reviewed this annual report on Form 10-K of United Bancshares, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) United's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for United Bancshares, Inc. and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to United Bancshares, Inc., including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5) United's other certifying officer and I have disclosed, based on our most recent evaluation, to United's auditors and the audit committee of United's board of directors:

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

(6) United's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

March 31, 2003