Form 10-Q
period 2003-03-31
UNITED BANCSHARES INC/OH
filed 2003-05-15
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

     ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of May 1, 2003: 3,636,759.

PART 1 - FINANCIAL INFORMATION
ITEM 1
United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2003	2002
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 11,268	$ 9,652
Interest-bearing deposits in other banks	722	1,168
Federal funds sold	8,777	5,914
Total cash and cash equivalents	20,767	16,734

SECURITIES, available-for-sale	154,696	151,080
FEDERAL HOME LOAN BANK STOCK, at cost	3,935	3,897
LOANS HELD FOR SALE	1,691	2,084

LOANS	293,289	241,471
Allowance for loan losses	(2,754)	(2,784)
Net loans	290,535	238,687

PREMISES AND EQUIPMENT, net	7,463	6,314
GOODWILL	8,972	-
OTHER ASSETS, including accrued interest receivable
and other intangible assets	10,079	6,201

TOTAL ASSETS	$ 498,138 ======	$ 424,997 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 28,427	$ 22,524
Interest bearing	358,056	301,133
Total deposits	386,483	323,657

Federal Home Loan Bank borrowings	57,129	55,956
Trust preferred securities	10,000	-
Accrued expenses and other liabilities	3,356	4,426

Total liabilities	456,968	384,039

SHAREHOLDERS' EQUITY
Common stock, $1 stated value, 4,750,000 shares
authorized, 3,724,823 shares issued as of March 31, 2003
and 3,718,277 shares issued as of December 31, 2002	3,725	3,718
Surplus	14,399	14,374
Retained earnings	23,273	22,612
Accumulated other comprehensive income: Unrealized
gain on available-for-sale securities, net of tax	1,016	1,497
Treasury stock, 88,064 shares at cost	(1,243)	(1,243)
Total shareholders' equity	41,170	40,958

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 498,138 ======	$ 424,997 ======

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2003	2002

INTEREST INCOME
Loans, including fees	$ 4,181	$ 4,506
Securities:
Taxable	1,353	1,103
Tax-exempt	349	272
Other	31	32
Total interest income	5,914	5,913

INTEREST EXPENSE
Deposits	1,810	2,491
Other borrowings	624	434
Total interest expense	2,434	2,925

NET INTEREST INCOME	3,480	2,988

PROVISION FOR LOAN LOSSES	-	96
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,480	2,892

NON-INTEREST INCOME
Gain on sales of loans	678	208
Other	254	315
Total non-interest income	932	523

NON-INTEREST EXPENSES	2,927	2,708

Income before income taxes
and change in accounting principle	1,485	707
PROVISION FOR INCOME TAXES	424	157
Income before change in accounting principle	1,061	550
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	-	3,807

NET INCOME	$ 1,061 =====	$ 4,357 ====

NET INCOME PER SHARE
Basic:
Before change in accounting principle	$ 0.29	$ 0.15
Change in accounting principle	-	1.06
After change in accounting principle	$ 0.29 ====	$ 1.21 ====

Weighted average common shares outstanding	3,631,793	3,593,564

Diluted:
Before change in accounting principle	$ 0.29	$ 0.15
Change in accounting principle	-	1.05
After change in accounting principle	$ 0.29 ===	$ 1.20 ===

Weighted average common shares outstanding	3,677,011	3,627,519

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2003	2002

Cash flows from operating activities	$ 220	$ 1,170

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from sales or maturities	(4,521)	(20,236)
Net cash received from acquisition of RFCBC branches	4,697	-
Net decrease in loans	2,257	3,880
Proceeds from sale of bank premises	-	345
Expenditures for premises and equipment	(296)	(296)
Net cash from investing activities	2,137	(16,307)

Cash flows from financing activities:
Net change in deposits	(9,129)	(4,943)
Federal Home Loan Bank borrowings, net of repayments	1,173	9,447
Proceeds from issuance of trust preferred securities	10,000	-
Exercise of stock options	32	-
Cash dividends paid	(400)	(395)
Net cash from financing activities	1,676	4,109

Net change in cash and cash equivalents	4,033	(11,028)

Cash and cash equivalents:
At beginning of period	16,734	25,929
At end of period	$ 20,767 =====	$ 14,901 =====

See notes to consolidated financial statements

United Bancshares, Inc.
Consolidated Statements of Shareholder's Equity (unaudited)
Three months ending March 31, 2003 and 2002
(Dollars in thousands)

	Common	Capital	Retained	Accum other	Treasury
	Stock	Surplus	Earnings	Comp Inc.	Stock	Total
BALANCE AT DECEMBER 31, 2002	$ 3,718	14,374	22,612	1,497	(1,243)	$ 40,958

Net income			1,061			1,061
Change in unrealized gain on securities, net of tax				(481)		(481)
Total comprehensive income						580

Dividends declared ($0.11 per share)			(400)			(400)

Exercise of stock options for 6,546 shares	7	25				32

BALANCE AT MARCH 31, 2003	$ 3,725 =====	14,399 =====	23,273 =====	1,016 ====	(1,243) ======	$ 41,170 =====

	Common	Capital	Retained	Accum other	Treaury
	Stock	Surplus	Earnings	Comp Inc.	Stock	Total
BALANCE AT DECEMBER 31, 2001	$ 3,682	14,232	17,832	169	(1,243)	$ 34,672

Net income			4,357			4,357
Change in unrealized gain on securities, net of tax				(608)		(608)
Total comprehensive income						3,749

Dividends declared ($0.11 per share)			(395)			(395)

BALANCE AT MARCH 31, 2002	$ 3,682 ====	14,232 =====	21,794 =====	(439) =====	(1,243) =====	$ 38,026 =====

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Company”) reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  Complete audited consolidated financial statements with footnotes thereto are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Note 2 – New Accounting Pronouncement

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

Note 3 – Branch Acquisitions

In December 2002, the Company’s wholly-owned subsidiary, The Union Bank Company (Union), entered into a purchase and assumption agreement to purchase certain assets and assume certain liabilities assigned to the financial services offices of RFC Banking Company (RFCBC) in Pemberville and Gibsonburg, Ohio. The acquisition received approval from regulatory authorities, and was completed on March 28, 2003.  The acquisition was accounted for as a business combination since the Company acquired substantially all operating assets and liabilities of the branches and retained most of the branch employees.  Consequently, assets acquired and liabilities assumed in connection with the acquisition are recorded at fair value and include the following: Cash ($4,697,000), loans ($54,105,000), premises and equipment ($1,033,000) and deposits ($71,955,000).  Based on the negotiated purchase price, the transaction resulted in the recording of a deposit base premium of $1,778,000 and goodwill of $8,972,000.  The March 31, 2003 balance sheet also reflects a receivable from RFCBC of $1.1 million representing the amount due under final settlement.  The results of operations of the branches have been included for the period subsequent to the acquisition.

.

Note 4 – Merging of Bank Subsidiaries

On March 7, 2003, following the receipt of approval from the appropriate regulatory authorities, the Company collapsed the charters of Citizens Bank of Delphos and the Bank of Leipsic and merged them into the charter of The Union Bank Company.  According, the Company is now a one-bank holding company.  The related administrative changes are expected to be completed near the end of the second quarter of 2003.

Note 5 – Trust Preferred Securities Issuance

During the quarter ended March 31, 2003, the Company formed a wholly-owned subsidiary business trust, United (OH) Statutory Trust I (United Trust).  Effective March 26, 2003, United Trust issued $10 million of trust preferred securities which are guaranteed by the Company.  The trust used the proceeds from the issuance of their trust preferred securities to purchase subordinated deferrable interest debentures issued by the Company.  These debentures are United Trust’s only assets and the interest payments from the debentures and related income effects are not reflected in the Company’s consolidated financial statements since they are eliminated in consolidation.

The interest rate of the trust preferred securities and debentures is fixed at 6.40% for a five-year period through March 2008.  Thereafter, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR.  Interest is payable quarterly.  The Company has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.  The trust preferred securities are subject to mandatory redemption upon payment of the debentures.  The debentures mature on March 26, 2033, which date may be shortened to March 26, 2008, if certain conditions are met, as well as quarterly thereafter.

The trust preferred securities have been structured to qualify as Tier I capital for regulatory purposes.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

For the three

months ended

March 31,

2003

2002

SIGNIFICANT RATIOS (Unaudited)

Net income to:

Average assets  (a)

1.00%

0.58%

Average shareholders’ equity (a)

10.47%

6.42%

Net interest margin (a)

3.62%

3.49%

Efficiency ratio (a)(b)

63.74%

74.47%

Average shareholders’ equity to average assets

9.56%

9.10%

Loans to deposits (end of period)

76.13%

78.58%

Allowance for loan losses to loans (end of period)

0.94%

1.11%

Cash dividends to net income (a)

37.70%

71.82%

PER SHARE DATA

Book value per share

$11.05

$10.58

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

United Bancshares, Inc., an Ohio corporation (the “Company”), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Company was incorporated and organized in 1985.  The executive offices of the Company are located at 100 S. High Street, Columbus Grove, Ohio 45830.  Following the merger of the Company’s other two bank subsidiaries into The Union Bank Company in March 2003, the Company is now a one-bank holding company, as that term is defined by the Federal Reserve Board.

Through its bank subsidiary, The Union Bank Company, Columbus Grove, Ohio is engaged in the business of commercial banking.  The Union Bank Company is an Ohio state-chartered bank, which serves Allen, Putnam, Sandusky, Van Wert and Wood Counties, with office locations in Bowling Green, Columbus Grove, Delphos, Gibsonburg, Kalida, Leipsic, Lima, Ottawa, and Pemberville.

As described in Note 3 of the consolidated financial statements, the Company acquired branches from RFC Banking Company, effective March 28, 2003.  Since the acquisition was accounted for as a purchase, only the operations of the branches subsequent to March 28, 2003 are recorded in the Company’s consolidated financial information.

The Union Bank Company offers a full range of commercial banking services, including checking and NOW accounts; passbook savings and money market accounts; time certificates of deposit; automatic teller machines; commercial, consumer, agricultural, residential mortgage loans and home equity loans; credit card services; safe deposit box rentals; and other personalized banking services.

The Company is registered as a Securities Exchange Act of 1934 (the “1934 Act”) reporting company.

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2003, United Bancshares, Inc. reported net income $1,061,000, or $0.29 basic earnings per share. This compares to first quarter 2002 net income of $550,000 ($.15 per basic earnings per share) before the cumulative effect of change in accounting principle.  Compared with the same period in 2002, first quarter 2003 net income increased $511,000 or 93%.  The increase was primarily the result of increases of $492,000 in net interest income and $409,000 in non-interest income.  In addition, increases in non-interest expenses of $219,000 and the decrease in the provision for loan losses of $96,000, also impacted the comparison.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities.  Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Company.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.  Net interest income was $3,480,000 in the first quarter of 2003 compared to $2,988,000 for the same period of 2002.  The $492,000 increase in net interest for the quarter resulted from a $46.0 million increase in average earning assets as well as a 13 basis point increase in net interest margin.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets.  The resultant percentage serves as a measurement for the Company in comparing its results with those of past periods as well as those of peer companies.  For the three months ended March 31, 2003, the net interest margin (on a taxable equivalent basis) was 3.62% compared with 3.49% for the same period of 2002.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s continuing calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, portfolio risk, and general economic conditions in the Company’s markets.  There was no provision for loan losses deemed necessary for the quarter ended March 31, 2003 (compared to a provision of $96,000 for the quarter ended March 31, 2002) due to minimal changes in loan portfolio balance (excluding the impact of the RFCBC branch acquisitions), as well as the level and mix of problem and non-performing loans.

Non-Interest Income

The Company’s non-interest income is largely generated from gains on sale of fixed rate mortgages, customer deposit account fees and income arising from sales of products such as investments to customers.  The income related to deposit accounts provides a relatively steady flow of income while the other sources are more volume-related and can vary from quarter to quarter.  Gain on sale of loans amounted to $678,000 for the quarter ended March 31, 2003 compared to $208,000 for the comparable 2002 period.  The 2003 gains included capitalized servicing rights of $241,000 on $29.6 million originated loan sales during the quarter compared with $103,000 for the same period of 2002.  The balance of the gain on sale of loans represented cash gains resulting from slightly declining interest rates during the quarter, and the resulting re-financing activity.

Non-Interest Expenses

For the three-month period ended March 31, 2003, non-interest expenses totaled $2,927,000 compared to $2,708,000 for the equivalent period of 2002.  Over the past 12 months, the Company’s non-interest expenses have been relatively constant, however, the Company’s non-interest expenses will increase with the addition of the branches purchased on March 28, 2003.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Company in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expenses as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  For the first quarter of 2003, the Company’s efficiency ratio was 63.74% compared to 74.47% for the same period of 2002.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2003 was $424,000, or 28.6% of income before income taxes and change in accounting principle, compared to $157,000, or 22.2%, for the comparable 2002 period.  The increase in the effective tax rate is due to tax-exempt interest comprising a smaller portion of pre-tax income for the 2003 period.

Return on Assets

Return on average assets was 1.00% for the first quarter of 2003, compared to 0.58% for the comparable quarter of 2002, excluding the impact of the change in accounting principle.

Return on Equity

Return on average equity for the first quarter of 2003 was 10.47% compared to 6.42% for the same period of 2002, excluding the impact of the change in accounting.  The Union Bank Company, the Company’s bank subsidiary, is considered well-capitalized under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at March 31, 2003, net of the allowance for loan losses, increased $51.8 million from the balance at December 31, 2002.  Securities available-for-sale increased $3.6 million during this three-month period.  Deposits during this same period increased $62.8 million.  Federal Home Loan Bank borrowings increased $1.2 million during the three-month period and, as described in Note 5 to the consolidated financial statements, the Company issued $10 million of trust preferred securities during the quarter ended March 31, 2003.  As disclosed in Note 3 to the consolidated financial statements, the March 31, 2003 balance of loans and deposits was significantly impacted by the RFCBC branch acquisitions which increased loans and deposits $54.1 and $72.0 million, respectively.

Shareholders’ equity increased slightly from $41.0 million at December 31, 2002 to $41.2 million at March 31, 2003.

Cash and Cash Equivalents

Cash and cash equivalents totaled $20.8 million at March 31, 2003 compared to $16.7 million at December 31, 2002, including Federal funds sold at March 31, 2003 of $8.8 million and $5.9 million at December 31, 2002.

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

Securities

At March 31, 2003, securities totaled $154.7 million, an increase of $3.6 million from December 31, 2002.  All of the Company’s securities are classified as available-for-sale.  Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities.  At March 31, 2003, the amortized cost of the Company’s securities totaled $153.2 million, resulting in unrealized gains of $1.5 million and a corresponding after tax increase in the Company’s equity of $1.0 million.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee (“ALCO”) meetings.

Loans

The Company’s lending is primarily centered in northwestern and west central Ohio.  These are principally retail lending markets, which include single-family residential and other consumer lending.  A primary focus in these markets is the agribusiness industry.  Gross loans (including loans held for sale) totaled $295.0 million at March 31, 2003 compared to $243.6 million at December 31, 2002.  Excluding the impact of the RFCBC branch acquisitions, gross loans decreased $2.6 million during the quarter.

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans was 0.94% at March 31, 2003 compared to 1.15% at December 31, 2002.  As a result of the acquired branch loans being stated at estimated fair value, the allowance for loan losses as a percentage of total loans decreased.

Management believes the level of allowance is adequate given the composition of and risk inherent in the loan portfolios of the Company’s bank subsidiaries.  Management will continue to monitor throughout 2003, the risk of credit loss associated with these loans, and will adjust the contra asset account accordingly.

The following table presents changes in the Company’s consolidated allowance for loan losses for the three months ended March 31, 2003, and 2002, respectively:

   (dollars in thousands)

2003

2002

Balance, beginning of period

$

2,784

$

2,592

Charge offs

(51)

(150)

Recoveries

21

49

Net charge offs

(30)

(101)

Provision for loan losses

0

96

Balance, end of period

$

2,754

$

2,587

====

====

Loans on non-accrual status as a percentage of outstanding loans were 0.59% at March 31, 2003, compared to 0.53% at December 31, 2002.  Non-accrual loans totaled $1,739,000 and $1,288,000 at March 31, 2003 and December 31, 2002, respectively.  Management believes the current level of non-accrual loans is acceptable and is a reflection of the quality of the Company’s loan portfolio as well as increased staffing levels devoted to monitoring and pursuing this area of credits.

Funding Sources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Company, totaling $386.5 million, or 85.2% of the Company’s funding sources at March 31, 2003.

Non-interest bearing deposits remain a smaller portion of the funding source for the Company than for most of its peers.  These balances comprised only 7.4% of total deposits at March 31, 2003.

In addition to traditional deposits, the Company maintains both short-term and long-term borrowing arrangements with the Federal Home Loan Bank.  FHLB borrowings totaled $57.1 million at March 31, 2003 compared to $56.0 million at December 31, 2002.  Long-term borrowings reprice after their initial fixed rate period (at the discretion of the FHLB), and the Company has the option to prepay any repriced advance without penalty, or allow the borrowing to reprice to a LIBOR based, variable product.  Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

During the quarter ended March 31, 2003, the Company issued $10 million in trust preferred securities as described in Note 5 of the consolidated financial statements.

Shareholders’ Equity

For the three months ended March 31, 2003, the Company had net income of $1,061,000 from traditional operations.  The Company paid dividends of $400,000, resulting in a dividend payout ratio of 37.7% of net income.  During the first quarter of 2003 two employees exercised 6,546 share options at $4.86 per share. Management feels the overall equity level supports this payout ratio but feels that the ratio to net income will eventually drop to more traditional industry standards.  The intention is to maintain the per share dividend while earnings increase which will more normalize the payout ratio.

At March 31, 2003, the adjustment for the net unrealized gain on available-for-sale securities, net of income taxes, totaled $1,016,000.  Since all the securities in the Company’s portfolio are classified as available-for-sale, both the investment and equity sections of the Company’s balance sheet are sensitive to the changing market values of investments.

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

The Company manages interest rate risk regularly through the Asset/Liability Committee.  The Committee meets on a regular basis and reviews various asset and liability management information, including but not limited to liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.

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

ITEM 4

CONTROLS AND PROCEDURES

The Company’s chief executive officer and its chief financial officer are charged with making an evaluation of the Company’s disclosure controls and procedures.  These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods.  The Company’s chief executive officer and chief financial officer have concluded, based upon an evaluation of these controls and procedures within the 90-day period prior to the filing of this report, that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

Item 1:

Legal Proceedings.

There are no pending legal proceedings to which the Company or its subsidiaries are a party to or to which any of their property is subject except routine legal proceedings to which the Company or its subsidiaries are a party incident to its banking business.  None of such proceedings are considered by the Company to be material.

Item 2:

Changes in Securities and Use of Proceeds.

None

Item 3:

Defaults upon Senior Securities.

None

Item 4:

     Submission of Matters to a Vote of Security Holders

None

Item 5:

Other Information

Schedule 14A was filed on March 11, 2003, Notice of Annual Meeting of Shareholders and related Proxy.

Item 6:

Exhibits and Reports on Form 8-K.

(a)

Exhibit 99 - Certification Pursuant to 18 U.S.C. Section 1350

(b)

Form 8-K was filed on January 2, 2003 announcing the signing of a purchase and assumption agreement between The Union Bank Company, the Company’s wholly-owned bank subsidiary and RFC Banking Company (RFCBC) for the purchase of three RFCBC branches.

(c)

Form 8-K was filed on January 13, 2003 announcing the application to regulators to legally consolidate the Company’s three wholly owned bank subsidiaries into a single charter.

(d)

Form 8-K was filed on February 10, 2003 announcing the Company’s 2002 net earnings.

(e)

Form 8-K was filed on March 4, 2003 restating the Company’s previously announced 2002 net earnings and approval of regulatory applications for the merger of two of its wholly owned bank subsidiaries.

(f)

Form 8-K was filed on March 14, 2003 announced that its wholly owned bank subsidiaries consummated the legal consolidation of the three charters into one and the Company’s Board of Directors approval a resolution for the issuance of trust preferred securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date:	May 15, 2003	By:/s/ Brian D. Young
Brian D. Young
CFO

Certification

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

Date: May 15, 2003

/s/ E. Eugene Lehman

E. Eugene Lehman

Chief Executive Officer

Certification

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

Date: May 15, 2003

/s/Brian D. Young

Brian D. Young

Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED MARCH 31, 2003

Exhibit

Number

Description

Exhibit Location

     99

Certification Pursuant to 18 U.S.C. Section 1350

Filed herewith