Form 10-Q
period 2003-06-30
UNITED BANCSHARES INC/OH
filed 2003-08-13
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

   ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

No  ________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes            No    X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of August 1, 2003: 3,651,084.

UNITED BANCSHARES, INC.

Table of Contents

Part I – Financial Information

Item 1 – Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of operations

Item 3 – Quantitative and Qualitative Discussion about Market Risk

Item 4 – Controls and Procedures

Part II – Other Information

PART 1 - FINANCIAL INFORMATION
ITEM 1
United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2003	2002
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 11,658	$ 9,652
Interest-bearing deposits in other banks	4,384	1,168
Federal funds sold	1,440	5,914
Total cash and cash equivalents	17,482	16,734

SECURITIES, available-for-sale	158,400	151,080
FEDERAL HOME LOAN BANK STOCK, at cost	3,974	3,897
LOANS HELD FOR SALE	2,382	2,084

LOANS	291,443	241,471
Allowance for loan losses	(2,697)	(2,784)
Net loans	288,746	238,687

PREMISES AND EQUIPMENT, net	7,495	6,314
GOODWILL	8,972	-
OTHER ASSETS, including accrued interest receivable
and other intangible assets	9,187	6,201

TOTAL ASSETS	$ 496,638 =========	$ 424,997 =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 32,009	$ 22,524
Interest bearing	351,235	301,133
Total deposits	383,244	323,657

Federal Home Loan Bank borrowings	56,567	55,956
Trust preferred securities	10,000	-
Accrued expenses and other liabilities	3,693	4,426

Total liabilities	453,504	384,039

SHAREHOLDERS' EQUITY
Common stock, $1 stated value, 4,750,000 shares
authorized, 3,739,148 shares issued as of June 30, 2003
and 3,718,277 shares issued as of December 31, 2002	3,739	3,718
Surplus	14,454	14,374
Retained earnings	23,787	22,612
Accumulated other comprehensive income: Unrealized
gain on available-for-sale securities, net of tax	2,397	1,497
Treasury stock, 88,064 shares at cost	(1,243)	(1,243)
Total shareholders' equity	43,134	40,958

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 496,638 =========	$ 424,997 ==========

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholder's Equity (Unaudited)
Six months ending June 30, 2003 and 2002
(Dollars in thousands)

	Common	Capital	Retained	Accum other	Treasury
	Stock	Surplus	Earnings	Comp Inc.	Stock	Total
BALANCE AT DECEMBER 31, 2002	$ 3,718	14,374	22,612	1,497	(1,243)	$ 40,958

Net income			1,976			1,976
Change in unrealized gain on securities, net of tax				900		900
Total comprehensive income						2,876

Dividends declared ($0.22 per share)			(801)			(801)

Exercise of stock options for 20,871 shares	21	80				101

BALANCE AT JUNE 30, 2003	$ 3,739 ==========	14,454 ==========	23,787 ==========	2,397 ==========	(1,243) ==========	$ 43,134 ==========

	Common	Capital	Retained	Accum other	Treaury
	Stock	Surplus	Earnings	Comp Inc.	Stock	Total
BALANCE AT DECEMBER 31, 2001	$ 3,682	14,232	17,832	169	(1,243)	$ 34,672

Net income			5,038			5,038
Change in unrealized gain on securities, net of tax				577		577
Total comprehensive income						5,615

Dividends declared ($0.22 per share)			(790)			(790)

Exercise of stock options for 1,000 shares	1	4				5

BALANCE AT JUNE 30, 2002	$ 3,683 ==========	14,236 ===========	22,080 ==========	746 ==========	(1,243) ===========	$ 39,502 ==========

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

INTEREST INCOME
Loans, including fees	$ 4,982	$ 4,307	$ 9,163	$ 8,652
Securities:
Taxable	1,060	1,642	2,413	2,741
Tax-exempt	461	301	810	585
Other	14	27	45	51
Total interest income	6,517	6,277	12,431	12,029

INTEREST EXPENSE
Deposits	1,882	2,333	3,692	4,824
Other borrowings	759	765	1,383	1,199
Total interest expense	2,641	3,098	5,075	6,023

NET INTEREST INCOME	3,876	3,179	7,356	6,006

PROVISION FOR LOAN LOSSES	-	96	-	192
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,876	3,083	7,356	5,814

NON-INTEREST INCOME
Gain on sales of loans	755	276	1,433	484
Other	264	346	518	810
Total non-interest income	1,019	622	1,951	1,294

NON-INTEREST EXPENSES	3,663	2,794	6,590	5,490

Income before income taxes
and change in accounting principle	1,232	911	2,717	1,618
PROVISION FOR INCOME TAXES	317	230	741	387
Income before change in accounting principle	915	681	1,976	1,231
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	-	-	-	3,807

NET INCOME	$ 915 ========	$ 681 ========	$ 1,976 =========	$ 5,038 =========

NET INCOME PER SHARE
Basic:
Before change in accounting principle	$ 0.25	$ 0.19	$ 0.54	$ 0.34
Change in accounting principle	-	-	-	1.06
After change in accounting principle	$ 0.25 ========	$ 0.19 ========	$ 0.54 ========	$ 1.40 =========

Weighted average common shares outstanding	3,642,672	3,593,597	3,637,262	3,593,851

Diluted:
Before change in accounting principle	$ 0.25	$ 0.19	$ 0.54	$ 0.34
Change in accounting principle	-	-	-	1.05
After change in accounting principle	$ 0.25 ========	$ 0.19 ========	$ 0.54 ========	$ 1.39 ========

Weighted average common shares outstanding	3,684,598	3,651,233	3,680,826	3,639,442

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2003	2002

Cash flows from operating activities	$ 304	$ 2,836

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from sales or maturities	(6,354)	(40,987)
Net cash received from acquisition of RFCBC branches	5,749	-
Net decrease in loans	3,930	5,008
Proceeds from sale of bank premises	-	345
Expenditures for premises and equipment	(517)	(554)
Net cash from investing activities	2,808	(36,188)

Cash flows from financing activities:
Net change in deposits	(12,275)	(2,385)
Federal Home Loan Bank borrowings, net of repayments	611	26,805
Proceeds from issuance of trust preferred securities	10,000	-
Exercise of stock options	101	5
Cash dividends paid	(801)	(790)
Net cash from financing activities	(2,364)	23,635

Net change in cash and cash equivalents	748	(9,717)

Cash and cash equivalents:
At beginning of period	16,734	25,929
At end of period	$ 17,482 ======================	$ 16,212 =======================

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Company”) reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the three months and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  Complete audited consolidated financial statements with footnotes thereto are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Note 3 – Branch Acquisitions

In December 2002, the Company’s wholly-owned subsidiary, The Union Bank Company (Union), entered into a purchase and assumption agreement to purchase certain assets and assume certain liabilities assigned to the financial services offices of RFC Banking Company (RFCBC) in Pemberville and Gibsonburg, Ohio. The acquisition received approval from regulatory authorities, and was completed on March 28, 2003.  The acquisition was accounted for as a business combination since the Company acquired substantially all operating assets and liabilities of the branches and retained most of the branch employees.  Consequently, assets acquired and liabilities assumed in connection with the acquisition were recorded at fair value and included the following: Cash ($5,749,000), loans ($54,105,000), premises and equipment ($1,033,000), and deposits ($71,955,000).  Based on the negotiated purchase price, the transaction resulted in the recording of a deposit base premium of $1,778,000 and goodwill of $8,972,000.  The results of operations of the branches have been included for the period subsequent to the acquisition.

In accordance with Statement No. 142, “Goodwill and Other Intangible Assets”, issued by the Financial Accounting Standards Board, the goodwill arising from the RFCBC acquisition is not amortized but will be subject to an annual impairment test.  The deposit base premium is being amortized over a period of 7 years.

Note 4 – Merging of Bank Subsidiaries

On March 7, 2003, following the receipt of approval from the appropriate regulatory authorities, the Company collapsed the charters of Citizens Bank of Delphos and the Bank of Leipsic and merged them into the charter of The Union Bank Company.  Accordingly, the Company is now a one-bank holding company.

Note 5 – Trust Preferred Securities Issuance

During the quarter ended March 31, 2003, the Company formed a wholly-owned subsidiary business trust, United (OH) Statutory Trust I (United Trust).  Effective March 26, 2003, United Trust issued $10 million of trust preferred securities, which are guaranteed by the Company.  The trust used the proceeds from the issuance of their trust preferred securities to purchase subordinated deferrable interest debentures issued by the Company.  These debentures are United Trust’s only assets and the interest payments from the debentures and related income effects are not reflected in the Company’s consolidated financial statements since they are eliminated in consolidation.

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

The trust preferred securities are reported as a liability but have been structured to qualify as Tier I capital for regulatory purposes.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

For the Three

For the Six

Months Ended

Months Ended

June 30,

June 30,

2003

2002

2003

2002

SIGNIFICANT RATIOS (Unaudited)

Net income to:

Average assets (a)

0.73%

0.67%

0.86%

0.63%

Average shareholders’ equity (a)

8.68%

7.00%

9.50%

6.51%

Net interest margin (a)

3.47%

3.48%

3.54%

3.35%

Efficiency ratio (a)(b)

71.37%

73.50%

67.77%

75.21%

Average shareholders’ equity to average assets

8.46%

9.64%

9.02%

9.62%

Loans to deposits (end of period)

76.05%

74.72%

76.05%

74.72%

Allowance for loan losses to loans (end of period)

0.93%

1.15%

0.93%

1.15%

Cash dividends to net income

43.83%

58.02%

40.54%

64.18%

PER SHARE DATA

Book value per share

$11.81

$10.99

$11.81

$10.99

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

United Bancshares, Inc., an Ohio corporation (the “Company”), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Company was incorporated and organized in 1985.  The executive offices of the Company are located at 100 S. High Street, Columbus Grove, Ohio 45830.  Following the merger of the Company’s other two bank subsidiaries into The Union Bank Company (Columbus Grove, Ohio) in March 2003, the Company is now a one-bank holding company, as that term is defined by the Federal Reserve Board.

Through its bank subsidiary, The Union Bank Company is engaged in the business of commercial banking.  The Union Bank Company is an Ohio state-chartered bank, which serves Allen, Putnam, Sandusky, Van Wert and Wood Counties, with office locations in Bowling Green, Columbus Grove, Delphos, Gibsonburg, Kalida, Leipsic, Lima, Ottawa, and Pemberville.

As described in Note 3 of the consolidated financial statements, the Company acquired branches from RFC Banking Company, effective March 28, 2003.  Since the acquisition was accounted for as a purchase, only the operations of the branches subsequent to March 28, 2003 are recorded in the Company’s consolidated financial information.

The Union Bank Company offers a full range of commercial banking services, including checking and NOW accounts, savings and money market accounts; time certificates of deposit; automatic teller machines; commercial, consumer, agricultural, residential mortgage loans and home equity loans; credit card services; safe deposit box rentals; and other personalized banking services.

The Company is registered as a Securities Exchange Act of 1934 (the “1934 Act”) reporting company.

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2003, United Bancshares, Inc. reported net income $915,000, or $0.25 basic earnings per share. This compares to second quarter 2002 net income of $681,000, or $0.19 basic earnings per share.  Compared with the same period in 2002, second quarter 2003 net income increased $234,000 or 34%.  The net income improvement was the result of increases of $697,000 in net interest income and $397,000 in non-interest income and a decrease in the provision for loan losses of $96,000 offset by increases in non-interest expenses of $869,000 and the provision for income taxes of $87,000.

Factors affecting the increases in net interest income and non-interest expenses include a growing earning asset base and expanded operations as a result of the Company’s completion of the purchase of branches located in Pemberville, Gibsonburg and the Otterbein-Portage Valley Retirement Village from RFC Banking Company on March 28, 2003.  Included in the purchase was approximately $72 million in deposits, $54 million in loans and $1 million in premises and equipment.  The increase in non-interest expenses also resulted from additional conversion costs associated with the purchase of the branches and the merger of the Company’s three bank charters into one.  The increase in non-interest income was largely due to significant gains on sale of loans, including capitalized servicing rights, of $479,000.  Such gains were attributable in significant part to the continued boom in the refinancing of home mortgages.

Net income for the six months ended June 30, 2003, totaled $1,976,000, or $0.54 basic earnings per share compared to net income of $1,231,000, or $0.34 basic earnings per share for the same period in 2002 before the cumulative effect of the change in accounting principle.  Net income for the six months ended June 30, 2003 as compared to income before the change in accounting principle for the same period in 2002 was impacted by similar factors as stated above for the second quarter.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Company.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.  Net interest income was $3,876,000 in the second quarter of 2003 compared to $3,179,000 for the same period of 2002.  The $697,000 increase in net interest for the quarter resulted from a $75.7 million increase in average earning assets. Net interest income was $7,356,000 for the first half of 2003 compared to $6,006,000 for the same period of 2002.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets.  The resultant percentage serves as a measurement for the Company in comparing its results with those of past periods as well as those of peer companies.  For the three and six months ended June 30, 2003, the net interest margin (on a taxable equivalent basis) was 3.47% and 3.54% compared with 3.48% and 3.35% for the same periods of 2002.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s continuing calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, portfolio risk, and general economic conditions in the Company’s markets.  There was no provision for loan losses deemed necessary for the three or six month periods ending June 30, 2003 (compared to a provision of $96,000 and $192,000 for the three and six month periods ending June 30, 2002) due to minimal changes in loan portfolio balance (excluding the impact of the RFCBC branch acquisitions), as well as the level and mix of problem and non-performing loans.

Non-Interest Income

The Company’s non-interest income is largely generated from gains on sale of fixed rate mortgages, customer deposit account fees and income arising from sales of products such as investments to customers.  The income related to deposit accounts provides a relatively steady flow of income while the other sources are more volume-related and can vary from quarter to quarter.  Gain on sale of loans amounted to $755,000 for the quarter ended June 30, 2003 compared to $276,000 for the comparable 2002 period.  The quarterly gains included capitalized servicing rights of $258,000 and $324,000 on $41.1 and $36.5 million originated loan sales during the quarters ended June 30, 2003 and 2002, respectively.  Gain on sale of loans for the six-month period ending June 30, 2003 amounted to $1,433,000 compared to $484,000 for the comparable 2002 period. The 2003 year to date gains include capitalized servicing rights of $499,000 and $511,000 on $70.7 and $56.7 million originated loan sales during the quarters ended June 30, 2003 and 2002, respectively.  The balance of the gain on sale of loans represented cash gains resulting from reduced interest rates during 2003, and the resulting re-financing activity.

Non-Interest Expenses

For the three-month period ended June 30, 2003, non-interest expenses totaled $3,663,000 compared to $2,794,000 for the comparable period of 2002.  The additional expenses were derived from the acquisition of the three branches purchased on March 28, 2003, the Company’s continued commitment to the improvement of internal controls and the specialization of its work force.   The Company anticipates that the higher level of expenses will continue since additional staff has been added to accommodate the additional volume of activity.

For the six-month period ended June 30, 2003, non-interest expenses totaled $6,590,000 compared to $5,490,000 for the comparable period of 2002.  The additional expenses for the six-month period were the result of similar factors as indicated above.

For the three and six month periods of 2003, the Company’s efficiency ratio was 71.37% and 67.77% compared to 73.50% and 75.21% for the same periods of 2002.  Due to the aforementioned factors, there were increases in  non-interest expenses for the three and six month periods ending 2003 compared for the same period in 2002, however, the efficiency ratio as described above improved due to the significant increase in gains on loan sales.

Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the Company in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2003 was $317,000, or 25.7% of income before income taxes and change in accounting principle, compared to $230,000, or 25.2%, for the comparable 2002 period.  The provision for income taxes for the six-month period ended June 30, 2003 was $741,000, or 27.3% of income before income taxes and change in accounting principle, compared to $387,000, or 23.9%, for the comparable 2002 period.  The increases in the effective tax rates were due to tax-exempt interest comprising a smaller portion of pre-tax income for the 2003 periods.

Return on Assets

Return on average assets was 0.73% for the second quarter of 2003, compared to 0.67% for the comparable quarter of 2002.  Return on average assets for the six months ended June 30, 2003 was 0.86% compared to 0.63% for the same period in 2002, excluding the impact of the change in accounting principle.

Return on Equity

Return on average equity for the second quarter of 2003 was 8.68% compared to 7.00% for the same period of 2002.  Return on average equity for the six months ended June 30, 2003 was 9.50% compared to 6.51% for the same period in 2002, excluding the impact of the change in accounting principle.  The Company’s bank subsidiary is considered well capitalized under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at June 30, 2003, net of the allowance for loan losses, increased $50.1 million from the balance at December 31, 2002.  Securities available-for-sale increased $7.3 million during this six-month period.  Deposits during this same period increased $59.6 million.  Federal Home Loan Bank borrowings increased $611,000 during the six-month period and, as described in Note 5 to the consolidated financial statements, the Company issued $10 million of trust preferred securities during the first quarter of 2003.  As disclosed in Note 3 to the consolidated financial statements, the June 30, 2003 balance of loans and deposits was significantly impacted by the RFCBC branch acquisitions.  As of June 30, 2003, the acquired branches’ loans and deposits were  $53.5 and $67.4 million, respectively.

Shareholders’ equity increased from $41.0 million at December 31, 2002 to $43.1 million at June 30, 2003.

Cash and Cash Equivalents

Cash and cash equivalents totaled $17.5 million at June 30, 2003 compared to $16.7 million at December 31, 2002, including Federal funds sold at June 30, 2003 of $1.4 million and $5.9 million at December 31, 2002.

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

Securities

At June 30, 2003, securities totaled $158.4 million, an increase of $7.3 million from December 31, 2002.  All of the Company’s securities are classified as available-for-sale.  Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities.  At June 30, 2003, the amortized cost of the Company’s securities totaled $156.0 million, resulting in unrealized gains of $3.7 million and a corresponding after tax increase in the Company’s equity of $2.4 million.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee (“ALCO”) meetings.

Loans

The Company’s lending is primarily centered in northwestern and west central Ohio.  These are principally retail lending markets, which include single-family residential and other consumer lending.  A primary focus in these markets is the agribusiness industry.  Gross loans (including loans held for sale) totaled $293.8 million at June 30, 2003 compared to $243.6 million at December 31, 2002, an increase of  $50.2 million.  Excluding the impact of the RFCBC branch acquisitions, gross loans decreased $3.7 million during the six-month period.

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans was 0.93% at June 30, 2003 compared to 1.15% at December 31, 2002.  As a result of the acquired branch loans being stated at estimated fair value, the allowance for loan losses as a percentage of total loans decreased.

Management believes the level of allowance is adequate given the composition of and risk inherent in the loan portfolio of the Company’s bank subsidiary.  Throughout 2003, management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the Company’s consolidated allowance for loan losses for the six months ended June 30, 2003, and 2002, respectively:

(dollars in thousands)

2003

2002

Balance, beginning of period

$2,784

$2,592

Charge offs

(141)

(218)

Recoveries

54

78

Net charge offs

(87)

(140)

Provision for loan losses

0

192

Balance, end of period

$2,697

$2,644

====

====

Loans on non-accrual status as a percentage of outstanding loans were 0.55% at June 30, 2003, compared to 0.53% at December 31, 2002.  Non-accrual loans totaled $1,594,000 and $1,288,000 at June 30, 2003 and December 31, 2002, respectively.  Management believes the current level of non-accrual loans is acceptable and is a reflection of the quality of the Company’s loan portfolio as well as increased staffing levels devoted to monitoring and pursuing this area of credits.

Funding Sources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Company, totaling $383.2 million, or 85.2% of the Company’s funding sources at June 30, 2003.

Non-interest bearing deposits remain a smaller portion of the funding source for the Company than for most of its peers.  These balances comprised 8.4% of total deposits at June 30, 2003.

In addition to traditional deposits, the Company maintains both short-term and long-term borrowing arrangements with the Federal Home Loan Bank.  FHLB borrowings totaled $56.6 million at June 30, 2003 compared to $56.0 million at December 31, 2002.  Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

During the first quarter of 2003, the Company issued $10 million in trust preferred securities as described in Note 5 of the consolidated financial statements.

Shareholders’ Equity

For the six months ended June 30, 2003, the Company had net income of $1,976,000 from traditional operations.  The Company paid dividends of $801,000, resulting in a dividend payout ratio of 40.5% of net income.  During the first six months of 2003, four employees exercised 20,871 share options at $4.86 per share. Management believes the overall equity level supports this payout ratio but feels that the ratio to net income will eventually drop to more traditional industry standards.  The intention is to maintain the per share dividend while earnings increase which will more normalize the payout ratio.

At June 30, 2003, the adjustment for the net unrealized gain on available-for-sale securities, net of income taxes, totaled $2,397,000.  Since all the securities in the Company’s portfolio are classified as available-for-sale, both the investment and equity sections of the Company’s balance sheet are sensitive to the changing market values of investments.

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

ITEM 4

CONTROLS AND PROCEDURES

The Company’s chief executive officer and its chief financial officer are charged with making an evaluation of the Company’s disclosure controls and procedures.  These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based upon this evaluation, the Company’s chief executive officer and chief financial officer have concluded, that as of June 30, 2003, the Company’s disclosure controls and procedures are adequate.

During the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to, materially affect, the Company’s internal control over financial reporting.

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

None

Item 3:  Defaults upon Senior Securities.

None

Item 4:  Submission of Matters to a Vote of Security Holders

On April 23, 2003, The Company held its annual shareholders’ meeting at its corporate headquarters in Columbus Grove, Ohio.  Each of the proposals that were presented to the shareholders was adopted at the meeting. Listed below are each of the proposals and related information:

Proposal 1.  For the proposal to fix the number of directors at nine.

For  2,540,470

Against   38,582

Abstain  319,329

Proposal 2.  To elect the following nominees to the Board of Directors:

FOR

AGAINST

Robert L. Dillhoff

       2,885,794

12,587

Joe S. Edwards, Jr.

       2,875,630

22,751

P. Douglas Harter

       2,884,881

13,500

E. Eugene Lehman

       2,860,209

38,172

James N. Reynolds

       2,874,535

23,846

H. Edward Rigel

       2,869,630

28,751

David P. Roach

        2,878,186

20,195

Robert M. Schulte

       2,868,083

30,298

Robert L. Benroth

       2,886,630

11,751

Proposal 3.  For the proposal to adopt the 2003 Employee Stock Purchase Plan.

For  2,487,221

Against   118,114

Abstain  293,045

Proposal 4.  For the proposal to adopt the 2003 Employee Stock Ownership Plan.

For  2,644,909

Against 139,362

Abstain 114,109

Item 5:  Other Information

(a)  Form 11-K was filed on June 30, 2003, reporting on the United Bancshares, Inc. ESOP.

(b) On June 10, 2003, Jane E. Gettman submitted her resignation from the board of directors of The Union Bank Company, the Company’s wholly owned bank subsidiary.

Item 6:  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit 31.1  Rule 13a-14(a)/15d-14(a) Certification of E. Eugene Lehman

Exhibit 31.2  Rule 13a-14(a)/15d-14(a) Certification of Brian D. Young

Exhibit 32    Section 1350 Certifications

(b)  Forms 8-K

Form 8-K was filed on April 2, 2003 announcing the completion of the purchase of three branches from the RFC Banking Company.

Form 8-K was filed on April 22, 2003 announcing the Company’s first quarter 2003 net earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date:	August 13, 2003	By:/s/ Brian D. Young
Brian D. Young
CFO

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED JUNE 30, 2003

Exhibit

Number

Description

Exhibit Location

31.1

Rule 13a-14(a)/15d-14(a) Certification of E. Eugene Lehman

Filed herewith

31.2

Rule 13a-14(a)/15d-14(a) Certification of Brian D. Young

Filed herewith

32

Section 1350 Certifications

Filed herewith