Form 10-Q
period 2003-09-30
UNITED BANCSHARES INC/OH
filed 2003-11-07
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes         X

No  ________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes        No   X

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of October 31, 2003: 3,652,404

#

UNITED BANCSHARES, INC.

Table of Contents

Page

Part I – Financial Information

3

Item 1 – Financial Statements

3

Item 2 – Management’s Discussion and Analysis of Financial Condition

12

  and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

17

Item 4 – Controls and Procedures

18

Part II – Other Information

18

PART 1 - FINANCIAL INFORMATION

ITEM 1

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2003	2002
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 9,500	$ 9,652
Interest-bearing deposits in other banks	325	1,168
Federal funds sold	3,981	5,914
Total cash and cash equivalents	13,806	16,734

SECURITIES, available-for-sale	154,101	151,080
FEDERAL HOME LOAN BANK STOCK, at cost	4,014	3,897
LOANS HELD FOR SALE	4,703	2,084

LOANS	287,917	241,471
Allowance for loan losses	(3,019)	(2,784)
Net loans	284,898	238,687

PREMISES AND EQUIPMENT, net	7,334	6,314
GOODWILL	8,782	-
OTHER ASSETS, including accrued interest receivable
and other intangible assets	8,989	6,201

TOTAL ASSETS	$ 486,627	$ 424,997

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 30,213	$ 22,524
Interest bearing	345,916	301,133
Total deposits	376,129	323,657

Federal Home Loan Bank borrowings	56,054	55,956
Trust preferred securities	10,000	-
Accrued expenses and other liabilities	2,565	4,426

Total liabilities	444,748	384,039

SHAREHOLDERS' EQUITY
Common stock, $1 stated value, 4,750,000 shares
authorized, 3,740,468 shares issued as of September 30, 2003
and 3,718,277 shares issued as of December 31, 2002	3,740	3,718
Surplus	14,460	14,374
Retained earnings	24,132	22,612
Accumulated other comprehensive income: Unrealized
gain on available-for-sale securities, net of tax	790	1,497
Treasury stock, 88,064 shares at cost	(1,243)	(1,243)
Total shareholders' equity	41,879	40,958

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 486,627	$ 424,997

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

INTEREST INCOME
Loans, including fees	$ 4,764	$ 4,220	$ 13,927	$ 12,894
Securities:
Taxable	1,020	1,698	3,433	4,469
Tax-exempt	425	298	1,235	863
Other	37	23	82	42
Total interest income	6,246	6,239	18,677	18,268

INTEREST EXPENSE
Deposits	1,856	2,229	5,548	7,053
Other borrowings	730	715	2,113	1,914
Total interest expense	2,586	2,944	7,661	8,967

NET INTEREST INCOME	3,660	3,295	11,016	9,301

PROVISION FOR LOAN LOSSES	450	230	450	422
NET INTEREST INCOME AFTER			-
PROVISION FOR LOAN LOSSES	3,210	3,065	10,566	8,879

NON-INTEREST INCOME
Gain on sales of loans	697	209	2,130	693
Other	325	671	843	1,481
Total non-interest income	1,022	880	2,973	2,174

NON-INTEREST EXPENSES	3,340	2,670	9,930	8,160

Income before income taxes
and change in accounting principle	892	1,275	3,609	2,893
PROVISION FOR INCOME TAXES	144	369	885	756
Income before change in accounting principle	748	906	2,724	2,137
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	-	-	-	3,807

NET INCOME	$ 748	$ 906	$ 2,724	$ 5,944

NET INCOME PER SHARE
Basic:
Before change in accounting principle	$ 0.21	$ 0.25	$ 0.75	$ 0.59
Change in accounting principle	-	-	-	1.06
After change in accounting principle	$ 0.21	$ 0.25	$ 0.75	$ 1.65

Weighted average common shares outstanding	3,642,763	3,601,262	3,642,027	3,596,169

Diluted:
Before change in accounting principle	$ 0.20	$ 0.25	$ 0.74	$ 0.59
Change in accounting principle	-	-	-	1.04
After change in accounting principle	$ 0.20	$ 0.25	$ 0.74	$ 1.63

Weighted average common shares outstanding	3,690,415	3,668,006	3,686,968	3,649,068

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholder's Equity (Unaudited)
Nine months ending September 30, 2003 and 2002
(Dollars in thousands)

	Common	Capital	Retained	Accum other	Treasury
	Stock	Surplus	Earnings	Comp Inc.	Stock	Total
BALANCE AT DECEMBER 31, 2002	$ 3,718	14,374	22,612	1,497	(1,243)	$ 40,958

Net income			2,724			2,724
Change in unrealized gain on securities, net of tax				(707)		(707)
Total comprehensive income						2,017

Dividends declared ($0.33 per share)			(1,204)			(1,204)

Exercise of stock options for 22,191 shares	22	86				108

BALANCE AT SEPTEMBER 30, 2003	$ 3,740	14,460	24,132	790	(1,243)	$ 41,879

	Common	Capital	Retained	Accum other	Treasury
	Stock	Surplus	Earnings	Comp Inc.	Stock	Total
BALANCE AT DECEMBER 31, 2001	$ 3,682	14,232	17,832	169	(1,243)	$ 34,672

Net income			5,944			5,944
Change in unrealized gain on securities, net of tax				1,462		1,462
Total comprehensive income						7,406

Dividends declared ($0.33 per share)			(1,187)			(1,187)

Exercise of stock options for 10,000 shares	10	39				49
BALANCE AT SEPTEMBER 30, 2002	$ 3,692	14,271	22,589	1,631	(1,243)	$ 40,940

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2003	2002

Cash flows from operating activities	$ 1,952	$ 5,804

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from sales or maturities	(4,766)	(42,448)
Net cash received from acquisition of RFCBC branches	5,749	-
Net decrease in loans	4,993	771
Proceeds from sale of bank premises	-	345
Expenditures for premises and equipment	(549)	(887)
Net cash from investing activities	5,427	(42,219)

Cash flows from financing activities:
Net change in deposits	(19,309)	8,775
Federal Home Loan Bank borrowings, net of repayments	98	26,495
Proceeds from issuance of trust preferred securities	10,000	-
Exercise of stock options	108	49
Cash dividends paid	(1,204)	(1,187)
Net cash from financing activities	(10,307)	34,132

Net change in cash and cash equivalents	(2,928)	(2,283)

Cash and cash equivalents:
At beginning of period	16,734	25,929
At end of period	$ 13,806	$ 23,646

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Company”) reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the three months and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  Complete audited consolidated financial statements with footnotes thereto are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Note 3 – Branch Acquisitions

In December 2002, the Company’s wholly-owned subsidiary, The Union Bank Company “Union”, entered into a purchase and assumption agreement to purchase certain assets and assume certain liabilities assigned to the branch offices of RFC Banking Company “RFCBC” in Pemberville and Gibsonburg, Ohio. The acquisition received approval from regulatory authorities, and was completed on March 28, 2003.  The acquisition was accounted for as a business combination since the Company acquired substantially all operating assets and liabilities of the branches and retained most of the branch employees.  Consequently, assets acquired and liabilities assumed in connection with the acquisition were recorded at fair value and included the following: Cash ($5,749,000), loans ($54,505,000), premises and equipment ($1,033,000), and deposits ($71,955,000).  Based on the negotiated purchase price, the transaction resulted in the recording of a deposit base premium of $1,778,000 and goodwill of $8,782,000.  The results of operations of the branches have been included for the period subsequent to the acquisition.

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

Note 5 – Trust Preferred Securities Issuance

During the quarter ended March 31, 2003, the Company formed a wholly-owned subsidiary business trust, United (OH) Statutory Trust I “United Trust”.  Effective March 26, 2003, United Trust issued $10 million of trust preferred securities, which are guaranteed by the Company.  The trust used the proceeds from the issuance of their trust preferred securities to purchase subordinated deferrable interest debentures issued by the Company.  These debentures are United Trust’s only assets and the interest payments from the debentures and related income effects are not reflected in the Company’s consolidated financial statements since they are eliminated in consolidation.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

For the Three

For the Nine

Months Ended

Months Ended

September 30,

September 30,

2003

2002

2003

2002

SIGNIFICANT RATIOS (Unaudited)

Net income to:

Average assets (a)

0.62%

0.87%

0.77%

0.68%

Average shareholders’ equity (a)

7.04%

9.20%

8.67%

7.23%

Net interest margin (a)

3.43%

3.53%

3.50%

3.47%

Efficiency ratio (a)(b)

75.04%

61.67%

70.05%

71.11%

Average shareholders’ equity to average assets

8.76%

9.52%

8.93%

9.48%

Loans to deposits (end of period)

76.55%

75.80%

76.55%

75.80%

Allowance for loan losses to loans (end of period)

1.05%

1.14%

1.05%

1.14%

Cash dividends to net income

53.88%

43.76%

44.20%

55.57%

PER SHARE DATA

Book value per share

$11.47

$11.29

$11.47

$11.29

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

United Bancshares, Inc. (the “Company”), an Ohio corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Company was incorporated and organized in 1985.  The executive offices of the Company are located at 100 S. High Street, Columbus Grove, Ohio 45830.  Following the merger of the Company’s other two bank subsidiaries into The Union Bank Company (Columbus Grove, Ohio) in March 2003, the Company is now a one-bank holding company, as that term is defined by the Federal Reserve Board.

The Union Bank Company “Union” is engaged in the business of commercial banking.  Union is an Ohio state-chartered bank, which serves Allen, Putnam, Sandusky, Van Wert and Wood Counties, with office locations in Bowling Green, Columbus Grove, Delphos, Gibsonburg, Kalida, Leipsic, Lima, Ottawa, and Pemberville.

As described in Note 3 of the consolidated financial statements, the Company acquired branches from RFC Banking Company, effective March 28, 2003.  Since the acquisition was accounted for as a purchase, only the operations of the branches subsequent to March 28, 2003 are included in the Company’s consolidated financial information.

Union offers a full range of commercial banking services, including checking and NOW accounts, savings and money market accounts; time certificates of deposit; automatic teller machines; commercial, consumer, agricultural, residential mortgage loans and home equity loans; credit card services; safe deposit box rentals; and other personalized banking services.

The Company is registered as a Securities Exchange Act of 1934 (defined as Exchange Act later) reporting company.

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended September 30, 2003, the Company reported net income of $748,000 or $0.21 basic earnings per share. This compares to third quarter 2002 net income of $906,000, or $0.25 basic earnings per share.  Compared with the same period in 2002, third quarter 2003 net income decreased $158,000 or 17%.  The net income decline was the result of increases of $670,000 in non-interest expenses and $220,000 in the provision for loan losses, offset by increases in net interest income and non-interest income of $365,000 and $142,000, respectively and a $225,000 decrease in the provision for income taxes.

Factors affecting the increases in net interest income and non-interest expenses include a growing earning asset base and expanded operations as a result of the Company’s completion of the purchase of branches located in Pemberville, Gibsonburg and the Otterbein-Portage Valley Retirement Village from RFC Banking Company on March 28, 2003.  The increase in non-interest expenses also resulted from additional one time conversion costs associated with the purchase of the branches and the merger of the Company’s three bank charters into one.

Net income for the nine months ended September 30, 2003, totaled $2,724,000, or $0.75 basic earnings per share compared to $2,137,000 or  $0.59 basic earnings per share for the same period in 2002 (excluding the impact of a change in accounting principle).  Net income for the nine months ended September 30, 2003 as compared to same period in 2002 was impacted by similar factors as stated above for the third quarter.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Company.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.  Net interest income was $3,660,000 for the third quarter of 2003 compared to $3,295,000 for the same period of 2002.  Net interest income was $11,016,000 for the nine-month period of 2003 compared to $9,301,000 for the same period of 2002.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets.  The resultant percentage serves as a measurement for the Company in comparing its results with those of past periods as well as those of peer companies.  For the three and nine months ended September 30, 2003, the net interest margin (on a taxable equivalent basis) was 3.43% and 3.50% compared with 3.53% and 3.47% for the same periods of 2002.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s continuing calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, portfolio risk, and general economic conditions in the Company’s markets.  Although no provision for loan losses was determined to be necessary for the first six months of 2003, a $450,000 provision for loan losses was made for the third quarter of 2003, due to the deterioration of certain watch list credits, including one agricultural relationship.  The 2003 provision for loan losses compares to a provision for loan losses of $230,000 and $422,000, respectively, for the three and nine month periods ended September 30, 2002.  The overall loan portfolio had minimal changes in loan balance (excluding the impact of the RFCBC branch acquisitions), as well as the level and mix of problem and non-performing loans.

Non-Interest Income

The Company’s non-interest income is largely generated from activities related to the origination, servicing and gains on sale of fixed rate mortgages, gain on sales of security investments, customer deposit account fees, and income arising from sales of products such as investments to customers.  The income related to deposit accounts provides a relatively steady flow of income while the other sources are more volume-related and can vary from quarter to quarter.

Gain on sale of loans amounted to $697,000 for the quarter ended September 30, 2003 compared to $209,000 for the comparable 2002 period.  The quarterly gains included capitalized servicing rights of $356,000 and $162,000 on $37.2 and $20.0 million originated loan sales during the quarters ended September 30, 2003 and 2002, respectively. The balance of the gain on sale of loans represented cash gains resulting from reduced interest rates during 2003, and the resulting re-financing activity.  Additionally, during the three-month periods ending September 30, 2003 and 2002 the Company realized net gains on the sale of securities of $72,000 and $112,000, respectively.

Gain on sale of loans for the nine-month period ending September 30, 2003 amounted to $2,130,000 compared to $693,000 for the comparable 2002 period. The 2003 year to date gains include capitalized servicing rights of $856,000 and $510,000 on $105.0 and $59.5 million originated loan sales during the quarters ended September 30, 2003 and 2002, respectively.  The balance of the gain on sale of loans represented cash gains resulting from reduced interest rates during 2003, and the resulting re-financing activity.  Additionally, during the nine-month periods ending September 30, 2003 and 2002 the Company realized net gains on the sale of securities of $122,000 and $103,000, respectively.  The Company also recognized other income of $201,000 in the third quarter of 2003 from proceeds received as a result of one of the Company’s insurance carriers converting from a mutual insurance company to a stock insurance company.

Non-Interest Expenses

For the three-month period ended September 30, 2003, non-interest expenses totaled $3,340,000 compared to $2,670,000 for the comparable period of 2002.  The additional expenses were largely due to the RFC branch acquisition, as well as, the Company’s continued commitment to the improvement of internal controls and the overall operational environment.   The Company anticipates that the higher level of expenses will continue since additional staff has been added to accommodate the additional volume of activity.

For the nine-month period ended September 30, 2003, non-interest expenses totaled $9,930,000 compared to $8,160,000 for the comparable period of 2002.  The additional expenses for the nine-month period were the result of similar factors as indicated above.

For the three and nine month periods of 2003, the Company’s efficiency ratio was 75.04% and 70.05% compared to 61.67% and 71.11% for the same periods of 2002.  Due to the aforementioned factors, there were increases in non-interest expenses for the three and nine month periods ending 2003 compared for the same periods in 2002.  However, the increases in expenses were partially offset by improvements in net interest and non-interest income.

Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the Company in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2003 was $144,000, or 16.1% of income before income taxes, compared to $369,000, or 28.9%, for the comparable 2002 period.  The provision for income taxes for the nine-month period ended September 30, 2003 was $885,000, or 24.5% of income before income taxes, compared to $756,000, or 26.1%, for the comparable 2002 period.  The decrease in the effective tax rates were due to tax-exempt interest comprising a larger portion of pre-tax income for the 2003 periods.

Return on Assets

Return on average assets was 0.62% for the third quarter of 2003, compared to 0.87% for the comparable quarter of 2002.  Return on average assets for the nine months ended September 30, 2003 was 0.77% compared to 0.68% for the same period in 2002, excluding the impact of the change in accounting principle.

Return on Equity

Return on average equity for the third quarter of 2003 was 7.04% compared to 9.20% for the same period of 2002.  Return on average equity for the nine months ended September 30, 2003 was 8.67% compared to 7.23% for the same period in 2002, excluding the impact of the change in accounting principle.  The Company’s bank subsidiary is considered well capitalized under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at September 30, 2003, net of the allowance for loan losses, increased $46.2 million from December 31, 2002.  Securities available-for-sale increased $3.0 million during this nine-month period.  Deposits during this same period increased $52.5 million.  Federal Home Loan Bank borrowings increased $98,000 during the nine-month period and, as described in Note 5 to the consolidated financial statements, the Company issued $10 million of trust preferred securities during the first quarter of 2003.  As disclosed in Note 3 to the consolidated financial statements, the September 30, 2003 balance of loans and deposits was significantly impacted by the RFCBC branch acquisitions.  As of September 30, 2003, the acquired branches’ loans and deposits were  $50.0 and $63.4 million, respectively.

Shareholders’ equity increased from $41.0 million at December 31, 2002 to $41.9 million at September 30, 2003.

Cash and Cash Equivalents

Cash and cash equivalents totaled $13.8 million at September 30, 2003 compared to $16.7 million at December 31, 2002, including Federal funds sold at September 30, 2003 of $4.0 million and $5.9 million at December 31, 2002.

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

Securities

At September 30, 2003, securities totaled $154.1 million, an increase of $3.0 million from December 31, 2002.  All of the Company’s securities are classified as available-for-sale.  Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities.  At September 30, 2003, the amortized cost of the Company’s securities totaled $152.9 million, resulting in unrealized gains of $1.2 million and a corresponding after tax increase in the Company’s equity of $790,000.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee (“ALCO”) meetings.

Loans

The Company’s lending is primarily centered in northwestern and west central Ohio.  These are principally retail lending markets, which include single-family residential and other consumer lending.  A primary focus in these markets is the agribusiness industry.  Gross loans (including loans held for sale) totaled $292.6 million at September 30, 2003 compared to $243.6 million at December 31, 2002, an increase of  $49.0 million.  Excluding the impact of the RFCBC branch acquisitions, gross loans decreased $5.5 million during the nine-month period.

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans was 1.05% at September 30, 2003 compared to 1.15% at December 31, 2002.  As a result of the acquired branch loans the allowance for loan losses as a percentage of total loans has decreased.

Management believes the level of allowance is adequate given the composition of and risk inherent in the loan portfolio of the Company’s bank subsidiary.  Throughout 2003, management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the Company’s consolidated allowance for loan losses for the nine months ended September 30, 2003, and 2002, respectively:

(dollars in thousands)

2003

2002

Balance, beginning of period

$2,784

$2,592

Charge offs

(346)

(430)

Recoveries

131

86

Net charge offs

(215)

(344)

Provision for loan losses

450

422

Balance, end of period

$3,019

$2,670

====

====

Loans on non-accrual status as a percentage of outstanding loans were 0.39% at September 30, 2003, compared to 0.53% at December 31, 2002.  Non-accrual loans totaled $1,136,000 and $1,288,000 at September 30, 2003 and December 31, 2002, respectively.  Management believes the current level of non-accrual loans is acceptable and is a reflection of the quality of the Company’s loan portfolio as well as increased staffing levels devoted to monitoring and pursuing this area of credits.

Funding Sources

The Company considers a number of alternatives, including but not limited to deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Company, totaling $376.1 million, or 85.1% of the Company’s funding sources at September 30, 2003.

Non-interest bearing deposits remain a smaller portion of the funding source for the Company than for most of its peers.  These balances comprised 8.0% of total deposits at September 30, 2003.

In addition to traditional deposits, the Company maintains both short-term and long-term borrowing arrangements with the Federal Home Loan Bank.  FHLB borrowings totaled $56.0 million at September 30, 2003 and December 31, 2002.  Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

During the first quarter of 2003, the Company issued $10 million in trust-preferred securities as described in Note 5 of the consolidated financial statements.

Shareholders’ Equity

For the nine months ended September 30, 2003, the Company had net income of $2,724,000 from traditional operations.  The Company paid dividends of $1,204,000, resulting in a dividend payout ratio of 44.2% of net income.  During the first nine months of 2003, five employees exercised 22,191 share options at $4.86 per share. Management believes the overall equity level supports this payout ratio but feels that the ratio to net income will eventually decrease to more traditional industry standards.  The intention is to maintain the per share dividend while earnings increase which will more normalize the payout ratio.

At September 30, 2003, the adjustment for the net unrealized gain on available-for-sale securities, net of income taxes, totaled $790,000.  Since all the securities in the Company’s portfolio are classified as available-for-sale, both the investment and equity sections of the Company’s balance sheet are sensitive to the changing market values of investments.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The most significant market risk to which the Company and its subsidiaries are exposed is interest rate risk.  The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities), which are funded by interest bearing liabilities (deposits and borrowings).  These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk.  None of the Company’s financial instruments are held for trading purposes.

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

ITEM 4

CONTROLS AND PROCEDURES

With the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"); as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to United and its consolidated subsidiary is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1:  Legal Proceedings.

There are no pending legal proceedings to which the Company or its subsidiary are a party to or to which any of their property is subject except routine legal proceedings to which the Company or its subsidiary are a party incident to the banking business.  None of such proceedings are considered by the Company to be material.

Item 2:  Changes in Securities and Use of Proceeds.

None

Item 3:  Defaults upon Senior Securities.

None

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 5:  Other Information

(a) On July 10, 2003, a Form S-8 was filed to register the Company’s 2003 Employee Stock Purchase Plan.

Item 6:  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit 31.1  Rule 13a-14(a)/15d-14(a) Certification of E. Eugene Lehman

Exhibit 31.2  Rule 13a-14(a)/15d-14(a) Certification of Brian D. Young

Exhibit 32    Section 1350 Certifications

(b)  Forms 8-K

Form 8-K was filed on July 23, 2003 announcing under Item 9 the Company’s second quarter 2003 net earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date:	November 7, 2003	By:/s/ Brian D. Young
Brian D. Young
CFO

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED SEPTEMBER 30, 2003

Exhibit

Number

Description

Exhibit Location

31.1

Rule 13a-14(a)/15d-14(a) Certification of E. Eugene Lehman

Filed herewith

31.2

Rule 13a-14(a)/15d-14(a) Certification of Brian D. Young

Filed herewith

32

Section 1350 Certifications

Filed herewith