Form 10-K
period 2003-12-31
UNITED BANCSHARES INC/OH
filed 2004-03-26
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934, as amended

For the year ended December 31, 2003

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

Common Stock, no par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No ___

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  __________.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes           No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $46,184,739, based upon the last sales price as quoted on the Nasdaq National Market as of June 30, 2003.

The number of shares of Common Stock outstanding as of January 31, 2004: 3,655,528.

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to Shareholders for the year ended December 31, 2003 is incorporated by reference into Part II.  Portions of the Proxy Statement dated March 26, 2004 for the 2004 Annual Meeting of Shareholders is incorporated by reference into Part III.

PART I

Item 1.

Business

General

United Bancshares, Inc. (the “Corporation”), an Ohio corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation was incorporated and organized in 1985.  The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.  On March 7, 2003, following the receipt of approval from the appropriate regulatory authorities, the Corporation collapsed the charters of Citizens Bank of Delphos and the Bank of Leipsic and merged them into the charter of The Union Bank Company (“Union”).  Following the merger of the Corporation’s other two bank subsidiaries into The Union Bank Company, the Corporation is now a one-bank holding company, as that term is defined by the Federal Reserve Board.

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

General Description of Holding Company Subsidiaries and Recent Acquisition

As described in Note 2 of the consolidated financial statements, The Union Bank Company acquired branches from RFC Banking Company, effective March 28, 2003.  Since the acquisition was accounted for as a purchase, only the operations of the branches subsequent to March 28, 2003 are included in the Corporation’s consolidated financial information.

Union is engaged in the business of commercial banking.  Union is an Ohio state-chartered bank, which serves Allen, Putnam, Sandusky, Van Wert and Wood Counties, with office locations in Bowling Green, Columbus Grove, Delphos, Gibsonburg, Kalida, Leipsic, Lima, Ottawa, and Pemberville.

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

Effect of Environmental Regulation

Compliance with federal, state and local provision regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Corporation and its subsidiary.  The Corporation believes that the nature of the operations of its subsidiary has little, if any, environmental impact.  The Corporation, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future.  The Corporation’s subsidiary may be required to make capital expenditures for environmental control facilities related to properties, which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable.

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

The SOA addresses, among other matters:

*

audit committees for all reporting companies;

*

certification of financial statements by the chief executive officer and the chief financial officer;

*

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

*

a prohibition on insider trading during pension plan black out periods;

*

disclosure of off-balance sheet transactions;

*

a prohibition on personal loans to directors and officers;

*

expedited filing requirements for Forms 4’s;

*

disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

*

“real time” filing of periodic reports;

*

the formation of a public accounting oversight board;

*

auditor independence;

*

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

The following is a summary of certain statutes and regulations affecting the Corporation and its subsidiary.  The summary is qualified in its entirety by reference to such statutes and regulations.

The Corporation is a bank holding company under the Bank Holding Company Act of 1956, as amended, which restricts the activities of the Corporation and the acquisition by the Corporation of voting shares or assets of any bank, savings association or other company.  The Corporation is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board.  Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans or extensions of credit to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the bank holding company and its subsidiary; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the bank holding company and other subsidiaries.  Bank holding companies are prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board.  A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.

As a Ohio state-chartered bank, Union is supervised and regulated by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”).  The deposits of Union are insured by the FDIC and the bank is subject to the applicable provisions of the Federal Deposit Insurance Act.  A subsidiary of a bank holding company can be liable to reimburse the FDIC, if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default.  In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies’ regulations on prompt corrective action guarantees a portion of the institution’s capital shortfall, as discussed below.

Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of the bank including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies.  The risk-based capital guidelines include both a definition and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad risk categories.  The minimum ratio of total capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%.  At least 4% is to be comprised of common Shareholders’ equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”).  The remainder (“Tier 2 capital”) may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan losses.  The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including having the highest regulatory rating.  The minimum leverage ratio is 1%-2% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth.  State non-member bank subsidiaries, such as Union are subject to similar capital requirements adopted by the FDIC.

The Corporation and its subsidiary currently satisfy all capital requirements.  Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.  The trust preferred securities issued in 2003, as described in Note 12 to the consolidated financial statements, currently qualify as Tier I capital for regulatory purposes.  However, it is possible that regulations could change so that such securities do not qualify.

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

The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiary bank and other subsidiaries.  However, the Federal Reserve Board expects the Corporation to serve as a source of strength to its subsidiary bank, which may require it to retain capital for further investment in the subsidiary, rather than for dividends for shareholders of the Corporation.  Union may not pay dividends to the Corporation if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements.  Union must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net income and the retained net income for the preceding two years, less required transfers to surplus.  Payment of dividends by a bank subsidiary may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice.  These provisions could have the effect of limiting the Corporation’s ability to pay dividends on its outstanding common shares.

Deposit Insurance Assessments and Recent Legislation

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund (“BIF”), of which The Union Bank Company is a member.  The FDIC may increase assessment rates for either fund if necessary to restore the fund’s ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met.  The FDIC has established a risk-based assessment system for BIF members.  Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund.  The risk level is determined based on the institution’s capital level and the FDIC’s level of supervisory concern about the institution.

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

Statistical Financial Information Regarding the Corporation

The following schedules and table analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiary, as required under Securities Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation and its subsidiary.

Available Information

The Corporation files various reports with the Securities and Exchange Commission (“SEC”), including forms 10-Q, 10-K, 11-K and 8-K as required.  The public may read and copy any filed materials with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information that the Corporation electronically files with the SEC.

Various information on the Corporation may also be obtained from the Corporation’s maintained website at http://www.theubank.com.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.

The following are the average balance sheets for the years ended December 31:

ASSETS	(dollars in thousands)
	2003	2002	2001
Interest-earning assets
Securities available-for-sale (1)
Taxable	$118,575	$113,007	$ 53,521
Non-taxable	42,947	23,011	21,076
Federal Home Loan Bank deposits	2,751	--	--
Federal funds sold	6,139	7,768	9,875
Loans (2)	280,303	242,688	264,243
Total interest-earning assets	450,715	386,474	348,715
Non-interest-earning assets
Cash and due from banks	7,774	15,142	6,936
Premises and equipment, net	6,575	5,889	5,185
Accrued interest receivable and other assets	16,269	3,644	6,656

Allowance for loan losses	(2,815)	(2,649)	(2,577)

	$478,518 =======	$408,500 =======	$364,915 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$108,890	$ 70,708	$ 62,645
Time deposits	231,006	218,595	207,502
Federal funds purchased	2,127	252	0
Junior subordinated deferrable interest debentures	7,500	0	0
Advances from Federal Home Loan Bank	54,621	53,635	41,224
Total interest-bearing liabilities	404,144	343,190	311,371
Non-interest-bearing liabilities
Demand deposits	26,440	21,437	16,864
Accrued interest payable and other liabilities	5,929	4,017	5,019
	436,513	368,644	333,254
Shareholders' equity (3)	42,005	39,856	31,661
	$478,518 =======	$408,500 =======	$364,915 =======

(1)

Securities available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Loan balances include principal balances of non-accrual loans and loans held for sale

(3)

Shareholders’ equity is shown net of average net unrealized appreciation (depreciation) on securities available-for-sale, net of tax.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

B.

The following tables set forth, for the years indicated, the condensed average balances of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.

	2003 (dollars in thousands)
	Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS
Securities available-for-sale (1)
Taxable	$118,575	$ 4,429	3.74%
Non-taxable (2)	42,947	2,720	6.33%
Federal Home Loan Bank Deposits	2,751	41	1.49%
Federal funds sold	6,139	41	0.67%
Loans (3, 4)	280,303	18,470	6.59%
Total interest-earning assets	450,715	25,701	5.70%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	108,890	1,312	1.20%
Time deposits	231,006	6,626	2.87%
Federal funds purchased	2,127	21	0.99%
Junior subordinated deferrable interest debentures	7,500	480	6.40%
Advances from FHLB	54,621	1,896	4.35%
Total interest-bearing liabilities	$404,144	10,335	2.56%

Net interest income, tax equivalent basis		$ 15,366 ======
Net interest income as a percent of average interest-earning assets			3.41% =====

(1)

Securities, available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balance of non-accrual loans and loans held for sale.

(4)

Interest income on loans includes fees on loans of $1,184,616.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2002 (dollars in thousands)
	Average Balance	Interest	Average Rate
INTEREST-EARNINGS ASSETS
Securities available-for-sale (1)
Taxable	$113,007	$ 5,827	5.16%
Non-taxable (2)	23,011	1,757	7.64%
Federal funds sold	7,768	178	2.29%
Loans (3, 4)	242,688	17,513	7.22%
Total interest-earning assets	386,474	25,275	6.54%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	70,708	916	1.30%
Time deposits	218,595	8,136	3.72%
Federal funds purchased	252	6	2.38%
Advances from FHLB	53,635	2,637	4.92%
Total interest-bearing liabilities	$343,190	11,695	3.41%

Net interest income, tax equivalent basis		$ 13,580 =======
Net interest income as a percent of average interest-earning assets			3.56% =====

(1)

Securities available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balances of non-accrual loans and loans held for sale.

(4)

Interest income on loans includes fees on loans of  $782,235.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES

AND INTEREST DIFFERENTIAL (CONTINUED)

	2001 (dollars in thousands)
	Average Balance	Interest	Average Rate
INTEREST-EARNINGS ASSETS
Securities available-for-sale (1)
Taxable	$ 53,521	$ 3,190	5.96%
Non-taxable (2)	21,076	1,589	7.54%
Federal funds sold	9,875	531	5.38%
Loans (3, 4)	264,243	21,465	8.12%
Total interest-earning assets	348,715	26,775	7.68%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	62,645	1,334	2.13%
Time deposits	207,502	11,002	5.30%
Advances from FHLB	41,224	2,495	6.05%
Total interest-bearing liabilities	$311,371	14,831	4.76%

Net interest income, tax equivalent basis		$ 11,944 ======
Net interest income as a percent of average interest-earning assets			3.44% =====

(1)

Securities available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balances of non-accrual loans and loans held for sale.

(4)

Interest income on loans includes fees on loans of  $797,970.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

C.

The following tables set forth the effect of volume and rate changes on interest income and expenses for the periods indicated.  For purposes of these tables, changes in interest due to volume and rate were determined as follows:

Volume variance - change in volume multiplied by the previous year’s rate.

Rate variance - change in rate multiplied by the previous year’s volume.

Rate/volume variance - change in volume multiplied by the change in rate.

This variance was allocated to volume variances and rate variances in proportion to the relationship of the absolute dollar amount of the change in each.

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.

	(dollars in thousands)
	2003/2002
	Total Variance	Variance Attributable To Volume Rate
INTEREST INCOME
Securities -
Taxable	$ (1,398)	$ 431	$ (1,829)

Non-taxable	963	1,522	(559)

Federal funds sold	(137)	(11)	(126)
Federal Home Loan Bank Deposits	41	41	--
Loans	957	2,479	(1,522)

	426	4,462	(4,036)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	396	455	(59)

Time deposits	(1,510)	497	(2,007)

Federal funds purchased	15	16	(1)

Borrowed Funds	(261)	647	(908)

	(1,360)	1,615	(2,975)

NET INTEREST INCOME	$ 1,786 ======	$ 2,847 ======	$ (1,061) =======

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	(dollars in thousands)
	2002/2001
	Total Variance	Variance Attributable To Volume Rate
INTEREST INCOME
Securities -
Taxable	$ 2,637	$ 3,001	$ (364)

Non-taxable	168	146	22

Federal funds sold	(353)	(48)	(305)

Loans	(3,952)	(1,766)	(2,186)

	(1,500)	1,333	(2,833)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	(418)	205	(623)

Time deposits	(2,866)	626	(3,492)

Federal funds purchased	6	6	0

Borrowed Funds	142	377	(235)

	(3,136)	1,214	(4,350)

NET INTEREST INCOME	$ 1,636 ======	$ 119 =====	$ 1,517 ======

II.

INVESTMENT PORTFOLIO

A.

The carrying amount of securities available-for-sale as of December 31 are summarized as follows:

	2003	2002	2001
U.S. Treasury and U.S. Government agency securities	$21,769,585	$13,191,443	$ 4,503,711
Obligations of states and political subdivisions	66,245,969	27,717,843	20,705,446
Mortgage-backed securities	82,435,966	110,097,509	76,724,628
Other	53,009	73,009	41,888
	$170,504,529 ==========	$151,079,804 ==========	$101,975,673 ==========

The above excludes Federal Home Loan Bank stock amounting to $4,054,700 in 2003, $3,896,700 in 2002, and $3,653,100 in 2001.

B.

The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2003 are as follows:

		Maturing
	Within One Year	After One year But Within Five Years	After Five Years But Within Ten Years	After Ten Years
U.S. Treasury and U.S. Government agency securities	$ 532,690	$ 14,306,577	$ 6,930,318	$ 0
Obligations of states and political subdivisions	2,226,348	17,693,907	26,587,882	19,737,832
Mortgage-backed securities (2)	16,953,840	55,207,026	8,271,939	2,003,161

	$19,712,878 =========	$ 87,207,510 ==========	$ 41,790,139 ==========	$ 21,740,993 ==========

Weighted average yield (1)	3.02% =====	4.30% =====	5.19% =====	6.02% =====

(1)

Yields on tax-exempt securities are presented on a tax-equivalent basis.

(2)

Maturity based upon estimated weighted-average life.

(3)

Table excludes Federal Home Loan Bank stock and $53,009 of securities having no maturity date.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.

Excluding those holdings of the investment portfolio in U.S. Treasury and U.S. Government agency securities, there were no securities of any one issuer, which exceeded 10% of Shareholders’ equity at December 31, 2003.

III.

LOAN PORTFOLIO

A.

Types of Loans – Total loans, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	(dollars in thousands)
	2003	2002	2001	2000	1999
Commercial and agricultural	$ 168,645	$132,148	$ 108,707	$ 90,262	$ 72,843
Real estate mortgage	106,623	98,425	119,579	70,152	72,146
Consumer loans to individuals	16,953	12,982	15,709	18,537	22,240
	$ 292,221 =======	$ 243,555 =======	$ 243,995 =======	$ 178,951 =======	$ 167,229 =======

There are no lease financing receivables and real estate construction loans are not significant in any year.

CONCENTRATIONS OF CREDIT RISK – The Corporation’s depository institution subsidiary grant commercial, real estate, installment, and credit card loans to customers mainly in Northwestern Ohio.  Commercial loans include loans collateralized by business assets and agricultural loans collateralized by crops and farm equipment.  As of December 31, 2003, commercial and agricultural loans make up approximately 58% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses.  As of December 31, 2003, real estate mortgage loans make up approximately 36% of the loan portfolio and are collateralized by first mortgages on residential real estate.  As of December 31, 2003, consumer loans to individuals make up approximately 6% of the loan portfolio and are primarily collateralized by consumer assets.

B.

Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2003 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

(dollars in thousands)
Maturing	Commercial and Agricultural

Within one year	$ 37,192
After one year but within five years	51,186
After five years	80,267
$ 168,645 =======

Interest Sensitivity
	Fixed Rate	Variable Rate	Total
Due after one year but within five years	$ 11,987	$ 39,199	$ 51,186
Due after five years	2,814	77,453	80,267
	$ 14,801 ======	$116,652 =======	$131,453 =======

III.

LOAN PORTFOLIO (CONTINUED)

C.

Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans – The following table summarizes non-accrual, past due, restructured and impaired loans at December 31:

	(dollars in thousands)
	2003	2002	2001	2000	1999
(a) Loans accounted for on a non-accrual basis	$ 1,625	$ 1,288	$ 665	$ 360	$ 348
(b) Accruing loans that are contractually past due 90 days or more as to interest or principal payments	1,207	410	836	1,359	1,367
(c) Loans not included in (a) or (b) which are "Troubled Debt Restructurings" as defined by Statement of Financial Accounting Standards No. 15	--	--	--	--	--

	$2,832 =====	$1,698 =====	$1,501 =====	$1,719 =====	$1,715 =====

Management believes the allowance for loan losses at December 31, 2003 is adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

2003 (in thousands)

Gross interest income that would have been recorded in 2003 on non-

accrual loans outstanding at December 31, 2003 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period

$ 84

Interest income actually recorded on non-accrual loans and included in net income for the period	0

Interest income not recognized during the period	$ 84 ====

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

III.

LOAN PORTFOLIO (CONTINUED)

2.

Potential problem loans

As of December 31, 2003, in addition to the $2,832,000 of loans reported under Item III, C, there are approximately $14,338,000 in other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III, C, at some future date.  Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Item III C above.  To the extent that such loans are not included in the $14,338,000 potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

3.

Foreign outstandings

None

4.

Loan concentrations

At December 31, 2003, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated approximately $45,517,000.  At December 31, 2003, there were $143,000 in agricultural loans, which were accounted for on a non-accrual basis; and there were $108,000 accruing agriculture loans which were contractually past due ninety days or more as to interest or principal payments.

D.

Other interest-bearing assets

As of December 31, 2003, there were no other interest-bearing assets that are required to be disclosed.

IV.

SUMMARY OF LOAN LOSS EXPERIENCE

A.

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	(dollars in thousands)
	2003	2002	2001	2000	1999
LOANS
Loans outstanding at end of period (1)	$ 292,221 =======	$ 243,555 =======	$ 243,995 =======	$ 178,951 =======	$ 167,229 =======
Average loans outstanding during period	$ 280,303 =======	$ 242,688 =======	$ 264,243 =======	$ 175,743 =======	$ 156,143 =======
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$ 2,785	$ 2,592	$ 1,936	$ 1,673	$1,664
Addition of allowance of acquired subsidiary - Citizens Bank of Delphos	--	--	721	--	--
Loans charged off - Commercial and agricultural	82	149	113	58	82
Real estate mortgage	362	215	83	1	65
Consumer loans to Individuals	211	291	379	303	253
	655	655	575	372	400
Recoveries of loans previously Charged off -
Commercial and agricultural	9	23	--	15	15
Real estate mortgage	107	17	13	--	2
Consumer loans to Individuals	72	86	48	118	83
	188	126	61	133	100
Net loans charged off	467	529	514	239	301
Provision for loan losses	450	722	449	502	309

Balance at end of period	$ 2,768 =====	$ 2,785 =====	$ 2,592 =====	$ 1,936 =====	$ 1,673 =====

Ratio of net charge-offs during the period to average loans outstanding during the period	0.17% =====	0.22% =====	0.19% =====	0.14% =====	0.19% =====

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

IV.

SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

B.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses (dollars in thousands)
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans

	December 31, 2003		December 31, 2002
Commercial and agricultural	$ 1,758	57.7%	$ 1,465	54.3%
Real Estate mortgages	469	36.5%	592	40.4%
Consumer loans to individuals	399	5.8%	581	5.3%
Unallocated	142	N/A	147	N/A
	$ 2,768 ======	100.0% ======	$ 2,785 ======	100.0% ======

	December 31, 2001		December 31, 2000
Commercial and agricultural	$ 1,288	44.6%	$ 845	50.4%
Real Estate mortgages	617	49.0%	263	39.2%
Consumer loans to Individuals	383	6.4%	293	10.4%
Unallocated	304	N/A	535	N/A
	$ 2,592 ======	100.0% ======	$ 1,936 ======	100.0% ======

	December 31, 1999
Commercial and agricultural	$ 562	43.6%
Real Estate mortgages	170	43.1%
Consumer loans to Individuals	202	13.3%
Unallocated	739	N/A
	$ 1,673 ======	100.0% ======

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.

DEPOSITS

A.&B.

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	(dollars in thousands)
	2003 Average Amount	2003 Average Rate	2002 Average Amount	2002 Average Rate

Savings and interest- bearing demand deposits	$ 108,890	1.20%	$ 70,708	1.30%
Time deposits	231,006	2.87%	218,595	3.72%
Demand deposits (non-interest bearing)	26,440	--	21,437	--
	$ 366,336 =======		$ 310,740 =======

	2001 Average Amount	2001 Average Rate

Savings and interest- bearing demand deposits	$ 62,645	2.13%
Time deposits	207,502	5.30%
Demand deposits (non-interest bearing)	16,864	--
	$ 287,011 ========

C.&E.

There were no foreign deposits in any periods presented

D.

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2003 are summarized as follows:

Three months or less	$ 7,573
Over three months and through six months	4,658
Over six months and through twelve months	7,883
Over twelve months	11,381

$31,495 ======

VI.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average Shareholders’ equity and average total assets and certain other ratios are as follows:

(dollars in thousands)
	2003	2002	2001

Average total assets	$ 478,518 =======	$ 408,500 =======	$ 364,915 =======
Average shareholders' equity (1)	$ 42,005 =======	$ 39,856 =======	$ 31,661 =======
Net income (4)	$ 3,691 =======	$ 6,366 =======	$ 3,254 =======
Cash dividends declare	$ 1,606 =======	$ 1,586 =======	$ 1,431 =======

Return on average total assets (3)	0.77% =====	0.63% =====	0.89% =====
Return on average shareholders' equity (3)	8.79% =====	6.42% =====	10.28% =====
Dividend payout ratio (2)(3)	43.51% =====	61.98% ======	43.98% ======
Average shareholders' equity to average total assets	8.78% =====	9.76% =====	8.68% =====

(1)

Average Shareholders’ equity is net of average unrealized appreciation or depreciation on securities available-for-sale.

(2)

Dividends declared divided by net income.

(3)

2002 ratios exclude the cumulative effect of the change in accounting principle.  See Note 1 of Audited Consolidated Financial Statements in 2003 Annual Report, page 24.

(4)

2002 includes $3,807 cumulative effect of change in accounting principle.

VII.

SHORT-TERM BORROWINGS

Not applicable

Item 2.

Properties

The following is a listing and brief description of the properties owned by the Corporation and The Union Bank Company and used in its business:

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

7.

A building located at 120 South High Street, Columbus Grove, Ohio was purchased in December 1999.  The building had been constructed in approximately 1930.  It is a two-story building and contains approximately 3,900 square feet.  This facility is used to house the operations areas of the subsidiary.

8.

A full service branch office is located at 215 West Market Street, Lima, Ohio.  The building was constructed in approximately 1954 and contains approximately 5,700 square feet.  The building was acquired in 2000.

9.

A full service branch office is located at 318 South Belmore Street, Leipsic, Ohio was opened on December 24, 2001.

10.

A full service branch office is located at 114 East 3rd Street, Delphos, Ohio.  The building was acquired as part of the Citizens Bank of Delphos Acquisition in 2001.

11.

A full service branch office located at 140 Front Street, Pemberville, Ohio.  The building was acquired as part of the RFCBC branch Acquisition in March 2003.

12.

A full service branch office located at 230 West Main Street, Gibsonburg, Ohio.  The building was acquired as part of the RFCBC branch Acquisition in March 2003.

In addition to the aforementioned properties, The Union Bank Company leases approximately 2,000 square feet of office space at 445 East Wooster Street, Bowling Green, Ohio.  The property is operated as a loan production office.

All of the properties are suitable for their intended use.

Item 3.

Legal Proceedings

There are no pending legal proceedings to which the Corporation or its subsidiary are a party or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiary are a party incident to its banking business.  None of such proceedings are considered by the Corporation to be material.

Item 4.

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders during the quarter ended December 31, 2003.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were approximately 1,800 shareholders of record as of February 27, 2004.   There were no purchases of securities by the Issuer during the quarterly period ended December 31, 2003.  Additional information required herein is incorporated by reference from page 2 (“Market Price and Dividends on Common Stock”) of United Bancshares’ Annual Report to Shareholders for 2003 (“Annual Report”), which is included herein as Exhibit 13.

Item 6.

Selected Financial Data

The information required herein is incorporated by reference from page 3 (“Five Year Summary of Selected Financial Data”) of United Bancshares’ Annual Report to Shareholders for 2003 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from pages 4 through 12 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2003 (“Annual Report”), which is included herein as Exhibit 13.

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

The Corporation manages interest rate risk regularly through its Asset Liability Committee.  The Committee meets on a regular basis and reviews various asset and liability management information, including but not limited to, the bank’s liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.

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

The following table shows the Corporation’s estimated earnings sensitivity profile as of December 31, 2003:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income	Percentage Change in Net Income

+200	-0.14%	0.29%
-200	-6.49%	-21.85%

Given a linear 200bp increase in the yield curve used in the simulation model, it is estimated that net interest income for the Corporation would decrease by 0.14% and net income would increase by 0.29%.  A 200bp decrease in interest rates would decrease net interest income by 6.49% and decrease net income by 21.85%.  Management does not expect any significant adverse effect to net interest income in 2004 based on the composition of the portfolio and anticipated trends in rates.

Item 8.

Financial Statements and Supplementary Data

The information required herein is incorporated by reference from page 13 through 43 of United Bancshares’ Annual Report to Shareholders for 2003 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Corporation’s chief executive officer and its chief financial officer are charged with making an evaluation of the Corporation’s disclosure controls and procedures.  These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods.  The Corporation’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this annual report.

Changes in Internal Controls Over Financial Reporting.  There have been no significant changes during the quarter ended December 31, 2003 in the Corporation’s internal controls over financial reporting or in other factors that could significantly affect the controls over financial reporting.

PART III

Item 10.

Directors and Executive Officers of the Registrant

The information required herein concerning Directors and Executive Officers is contained under the captions “Election of Directors” and “Directors and Executive Officers” of the Corporation’s definitive proxy statement dated March 26, 2004, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the caption “Audit Committee Report” of the Corporation’s proxy statement dated March 26, 2004, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s procedures for the nomination of Directors is contained under the caption “Committees of the Board of Directors” in the Corporation’s definitive proxy statement dated March 26, 2004, which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement dated March 26, 2004, which is incorporated herein by reference.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to all employees of the Corporation, including the Corporation’s principal executive officer and principal financial and accounting officer.  A copy of the Code of Ethics is included as Exhibit 14 to this Annual Report on Form 10-K.

Item 11.

Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Directors and Executive Officers” in the Corporation’s definitive proxy statement dated March 26, 2004, which is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Voting Securities” in the Corporation’s definitive proxy statement dated March 26, 2004, which is incorporated herein by reference.

Item 13.

Certain Relationships and Related Transactions

In the ordinary course of conducting its business, the Corporation, for itself or through its bank subsidiary, may engage in transactions with the directors, employees, and managers of the Corporation or of the subsidiary which may include, but not be limited to, loans.  As required by and in compliance with Ohio banking law, all banking transactions with directors, employees or managers of the Corporation are conducted on the same basis and terms as would be provided to any other bank customer.

Item 14.

Principal Accountant Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement dated March 26, 2004, which is incorporated herein by reference.

PART IV

Item 15.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

1.

Financial Statements –

The information required herein is filed as part of this report and is set forth in the United Bancshares’ Annual Report to Shareholders for 2003 (“Annual Report”), which is included herein as Exhibit 13.

2.

Financial Statement Schedules -

None.

3.

Exhibits Required by Item 601 Regulations S-K -

The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit No.
3.1	Articles of Incorporation	(1)
3.2	Regulations	(1)
13	Annual Report to Shareholders - 2003	(2)
14	Code of Ethics	(2)
21	Subsidiary	(2)
23	Consent of Independent Accountants	(2)
31.1	Rule 13a-14(a)/15d-14(a) CEO's Certification	(2)

31.2	Rule 13a-14(a)/15d-14(a) CFO's Certification	(2)

32.1	Section 1350 CEO's Certification	(2)

32.2	Section 1350 CFO's Certification	(2)

99.1	Safe Harbor under The Private Securities Litigation Reform Act of 1995

	(1) Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
	(2) Included herein.

(b)

Reports of Form 8-K –

A Form 8-K was filed on October 24, 2003 announcing third quarter earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCSHARES, INC.

By: /s/ E. EUGENE LEHMAN E. Eugene Lehman, CEO, President

By: /s/ BRIAN D. YOUNG Brian D. Young, Chief Financial Officer

Date:  March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ P. DOUGLAS HARTER P. Douglas Harter	Director	March 26, 2004

/s/ E. EUGENE LEHMAN E. Eugene Lehman	Director	March 26, 2004

/s/ JAMES N. REYNOLDS James N. Reynolds	Director	March 26, 2004

/s/ H. EDWARD RIGEL H. Edward Rigel	Director	March 26, 2004

/s/ DAVID P. ROACH David P. Roach	Director	March 26, 2004

/s/ JOE S. EDWARDS Joe S. Edwards	Director	March 26, 2004

/s/ ROBERT M. SCHULTE Robert M. Schulte	Director	March 26, 2004

/s/ ROBERT L. BENROTH Robert L. Benroth	Director	March 26, 2004

[INSERT EXHIBIT 13 HERE]

Exhibit 14

Code Of Ethics

Applicable to CEO, CFO and Other Senior Financial Officers

I.

Introduction

The Board of Directors of United Bancshares, Inc.(the “Company”) has developed and adopted this Code of Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Controller (collectively, the “Senior Financial Officers”).  The purpose of this Code of Ethics is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports filed by the Company; and to promote compliance with all applicable laws, rules and regulations that apply to the Company and its Senior Financial Officers.

II.

Honest and Ethical Conduct

While we expect honest and ethical conduct from all of our employees in all aspects of our business, we expect the highest possible honest and ethical conduct from our Senior Financial Officers.  A Senior Financial Officer owes a duty to the Company to act and perform his or her responsibilities with honest and ethical conduct.  In order to maintain the highest degree of integrity in the conduct of the Company’s business and to maintain a Senior Financial Officer’s independent judgment, conflicts of interest must be avoided.

A “conflict of interest” occurs when a Senior Financial Officer has any duties or interests, whether professional or personal, that are mutually incompatible and may conflict with the proper and impartial fulfillment of the Senior Financial Officer’s duties, responsibilities or obligations to the Company.  In particular, a Senior Financial Officer must never use or attempt to use his or her position at the Company to obtain any improper personal benefit for himself or herself, or for any other person.

Actions that might involve a conflict of interest, or the appearance of one, should be disclosed in writing to the Audit Committee for review.  If approval of such a situation is appropriate, the disclosure and approval will be filed in the Senior Financial Officer’s personnel file.  Senior Financial Officers who knowingly fail to disclose conflicts of interest are subject to discipline, up to and including dismissal.

III.

Disclosure

Senior Financial Officers are responsible for ensuring that the disclosure in the Company’s periodic reports is full, fair, accurate, timely and understandable.  Financial activities must be recorded in compliance with all applicable laws and accounting practices.  Knowingly making false, misleading or incomplete entries, records or documentation is strictly prohibited.   A Senior Financial Officer will be considered to have knowingly made false, misleading or incomplete entries, records or documentation if he or she knowingly (i) makes, or permits or directs another to make, materially false, misleading or incomplete entries in the Company’s, or any of its subsidiaries’, financial statements or records; (ii) fails to correct materially false, misleading or incomplete financial statements or records; (iii) signs, or permits another to sign, a document containing materially false, misleading or incomplete information, or (iv) falsely responds, or fails to respond, to specific inquiries of the Company’s external accountant.

Any Senior Financial Officer who is aware of a materially false or misleading statement or an omission in any of the Company’s periodic reports is required to report the matter to the Audit Committee, the Chief Executive Officer or General Counsel promptly.

Senior Financial Officers are responsible for adequately supervising the preparation of financial disclosure in the periodic reports required to be filed by the Company.  Adequate supervision includes closely reviewing and critically analyzing the financial information to be disclosed.

IV.

Compliance

It is the Company’s policy to conduct its business in a responsible and ethical manner.  As such, we comply with all applicable laws, rules and regulations.  It is the responsibility of each Senior Financial Officer to adhere to the standards and restrictions imposed by these laws, rules and regulations that pertain to accounting and auditing matters and filing of periodic reports, as well as all other applicable laws that relate to the Company and the conduct of its business.

If a Senior Financial Officer suspects that a situation violates any applicable law, rule, regulation or this Code of Ethics, he or she is to report that situation to the General Counsel, Internal Audit Manager or the Chief Executive Officer.  No one will be subject to retaliation because of a good faith report of a suspected violation.

If a Senior Financial Official fails to comply with this Code of Ethics or any applicable laws or regulations, he or she is subject to disciplinary measure, up to and including discharge.

Exhibit 21

United Bancshares, Inc. Subsidiary

The Union Bank Company

Ohio banking corporation

Columbus Grove, Ohio

Untied (OH) Statutory Trust I

Connecticut statutory trust

Columbus Grove, Ohio

Exhibit 23

Consent of Independent Accountants

The Board of Directors

United Bancshares, Inc.

We hereby consent to the incorporation by reference in the Registration Statement (No. 333-106929) on Form S-8 of United Bancshares, Inc. of our report dated January 29, 2004, relating to the consolidated balance sheets of United Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003, which report appears in the December 31, 2003 Annual Report on Form 10-K of United Bancshares, Inc.

/s/ CLIFTON GUNDERSON LLP

Toledo, Ohio

March 26, 2004

Exhibit 31.1

CERTIFICATION - CEO

In connection with the Annual Report of United Bancshares, Inc. on Form 10-K for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, E. Eugene Lehman, President and Chief Executive Officer of United Bancshares, Inc., certify, that:

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

(4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the registrant and we have:

a. Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure control and procedures and presented in this repot our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

(5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a. All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ E. Eugene Lehman

E. Eugene Lehman

President and Chief Executive Officer

March 26, 2004

Exhibit 31.2

CERTIFICATION - CFO

In connection with the Annual Report of United Bancshares, Inc. on Form 10-K for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer of United Bancshares, Inc., certify, that:

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

(4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the registrant and we have:

a. Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure control and procedures and presented in this repot our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

(5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

March 26, 2004

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of United Bancshares, Inc. (the "Corporation") on Form 10-K for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, E. Eugene Lehman, Chief Executive Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ E. Eugene Lehman

E. Eugene Lehman

Chief Executive Officer

Date: March 26, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of United Bancshares, Inc. (the "Corporation") on Form 10-K for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: March 26, 2004

Exhibit 99.1

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

 The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. United Bancshares, Inc. ("Corporation") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

Interest Rate Risk

The Corporation’s operating results are dependent to a significant degree on its net interest income, which is the difference between interest income from loans, investments and other interest-earning assets and interest expense on deposits, borrowings and other interest-bearing liabilities. The interest income and interest expense of the Corporation change as the interest rates on interest-earning assets and interest-bearing liabilities change. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond the Corporation's control. In a rising interest rate environment, loans tend to prepay slowly and new loans at higher rates increase slowly, while interest paid on deposits increases rapidly because the terms to maturity of deposits tend to be shorter than the terms to maturity or prepayment of loans. Such differences in the adjustment of interest rates on assets and liabilities may negatively affect the Corporation's income.

Possible Inadequacy of the Allowance for Loan Losses

The Corporation maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, trends in the level of non-performing assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, possible losses arising from specific problem loans and changes in the composition of the loan portfolio. While the Board of Directors of the Corporation believe that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the final determination.

Loans not secured by one to four family residential real estate are generally considered to involve greater risk of loss than loans secured by one- to four-family residential real estate due, in part, to the effects of general economic conditions. The repayment of multifamily residential, nonresidential real estate and commercial loans generally depends upon the cash flow from the operation of the property or business, which may be negatively affected by national and local economic conditions. Construction loans may also be negatively affected by such economic conditions, particularly loans made to developers who do not have a buyer for a property before the loan is made. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. When consumers have trouble paying their bills, they are more likely to pay mortgage loans than consumer loans. In addition, the collateral securing such loans, if any, may decrease in value more rapidly than the outstanding balance of the loan.

Competition

The Corporation competes for deposits with other savings associations, commercial banks and credit unions and issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, the Corporation competes with other commercial banks, savings associations, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable. The size of financial institutions competing with the Corporation are likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon the Corporation.

Legislation and Regulation that may Adversely Affect the Corporation's Earnings

The Corporation is subject to extensive regulation by the State of Ohio, Division of Financial Institutions (the “ODFI”), the Federal Reserve Bank (the “FED”), and the Federal Deposit Insurance Corporation (the "FDIC") and is periodically examined by such regulatory agencies to test compliance with various regulatory requirements. As a bank holding company, the Corporation is also subject to regulation and examination by the FED. Such supervision and regulation of the Corporation and the bank are intended primarily for the protection of depositors and not for the maximization of shareholder value and may affect the ability of the company to engage in various business activities. The assessments, filing fees and other costs associated with reports, examinations and other regulatory matters are significant and may have an adverse effect on The Corporation's net earnings.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance of members of the Bank Insurance fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF"). The FDIC has established a risk-based assessment system for both BIF and SAIF members. Under such system, assessments may vary depending on the risk the institution poses to its deposit insurance fund. Such risk level is determined by reference to the institution's capital level and the FDIC's level of supervisory concern about the bank.