Form 10-Q
period 2004-03-31
UNITED BANCSHARES INC/OH
filed 2004-05-13
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of April 30, 2004: 3,655,528

#

UNITED BANCSHARES, INC.

Table of Contents

Page

Part I – Financial Information

3

Item 1 – Financial Statements

3

Item 2 – Management’s Discussion and Analysis of Financial Condition

and Results of Operations

10

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

16

Item 4 – Controls and Procedures

16

Part II – Other Information

17

PART 1 - FINANCIAL INFORMATION

ITEM 1

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2004	2003
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 10,676	$ 10,533
Interest-bearing deposits in other banks	119	31
Federal funds sold	89	531
Total cash and cash equivalents	10,884	11,095

SECURITIES, available-for-sale	163,016	170,505
FEDERAL HOME LOAN BANK STOCK, at cost	4,095	4,055
LOANS HELD FOR SALE	2,649	2,760

LOANS	292,928	289,461
Allowance for loan losses	(2,677)	(2,768)
Net loans	290,251	286,693

PREMISES AND EQUIPMENT, net	7,122	7,222
GOODWILL	7,282	7,282
OTHER ASSETS, including accrued interest receivable
and other intangible assets	9,418	9,083

TOTAL ASSETS	$ 494,717	$ 498,695

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 30,100	$ 32,144
Interest bearing	358,937	356,156
Total deposits	389,037	388,300

Federal Home Loan Bank borrowings	48,058	54,446
Junior subordinated deferrable interest debentures	10,300	10,300
Accrued expenses and other liabilities	3,332	2,939

Total liabilities	450,727	455,985

SHAREHOLDERS' EQUITY
Common stock, $1 stated value, 4,750,000 shares
authorized, 3,740,468 shares issued	3,740	3,740
Surplus	14,460	14,460
Retained earnings	25,138	24,697
Accumulated other comprehensive income	1,851	1,056
Treasury stock, 84,940 shares at March 31, 2004 and 88,064 shares at December 31, 2003, at cost	(1,199)	(1,243)
Total shareholders' equity	43,990	42,710

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 494,717	$ 498,695

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2004	2003

INTEREST INCOME
Loans, including fees	$ 4,568	$ 4,181
Securities:
Taxable	1,012	1,353
Tax-exempt	618	349
Other	7	31
Total interest income	6,205	5,914

INTEREST EXPENSE
Deposits	1,825	1,810
Other borrowings	727	624
Total interest expense	2,552	2,434

NET INTEREST INCOME	3.653	3,480

PROVISION FOR LOAN LOSSES	75	0
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,578	3,480

NON-INTEREST INCOME
Gain on sales of loans	208	678
Gain on sales of securities Other	206 457	0 254
Total non-interest income	871	932

NON-INTEREST EXPENSES	3,432	2,927

Income before income taxes	1,017	1,485
PROVISION FOR INCOME TAXES	172	424
NET INCOME	$ 845	$ 1,061

NET INCOME PER SHARE
Basic:	$ 0.23	$ 0.29

Weighted average common shares outstanding	3,655,528	3,631,793

Diluted:	$ 0.23	$ 0.29

Weighted average common shares outstanding	3,699,967	3,677,011

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Three months ending March 31, 2004 and 2003
(Dollars in thousands, except per share data)

	Common		Retained	Accumulated other	Treasury
	Stock	Surplus	Earnings	Comprehensive Income	Stock	Total
BALANCE AT DECEMBER 31, 2003	$ 3,740	14,460	24,697	1,056	(1,243)	$ 42,710

Net income			845			845
Change in unrealized gain on securities, net of tax				795		795
Total comprehensive income						1,640

Dividends declared ($0.11 per share)			(403)			(403)

3,124 shares issued in connection with the Company’s Employee Stock Purchase Plan			(1)		44	43

BALANCE AT MARCH 31, 2004	$ 3,740	14,460	25,138	1,851	(1,199)	$ 43,990

	Common		Retained	Accumulated other	Treasury
	Stock	Surplus	Earnings	Comprehensive Income	Stock	Total
BALANCE AT DECEMBER 31, 2002	$ 3,718	14,374	22,612	1,497	(1,243)	$ 40,958

Net income			1,061			1,061
Change in unrealized gain on securities, net of tax				(481)		(481)
Total comprehensive income						580

Dividends declared ($0.11 per share)			(400)			(400)

Exercise of stock options for 6,546 shares	7	25				32
BALANCE AT MARCH 31, 2003	$ 3,725	14,399	23,273	1,016	(1,243)	$ 41,170

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2004	2003

Cash flows from operating activities	$ 688	$ (80)

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from sales or maturities	8,771	(4,521)
Net cash received from acquisition of RFCBC branches	-	4,697
Net decrease(increase) in loans	(3,597)	2,257
Expenditures for premises and equipment	(143)	(296)
Net cash from investing activities	5,031	2,137

Cash flows from financing activities:
Net change in deposits	818	(9,129)
Federal Home Loan Bank borrowings, net of repayments	(6,388)	1,173
Proceeds from issuance of junior subordinated deferrable interest debentures	-	10,300
Proceeds from issuance of common stock	43	32
Cash dividends paid	(403)	(400)
Net cash from financing activities	(5,930)	1,976

Net change in cash and cash equivalents	(211)	4,033

Cash and cash equivalents:
At beginning of period	11,095	16,734
At end of period	$ 10,884	$ 20,767

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

For the period ending March 31, 2004

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Company”) reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  Complete audited consolidated financial statements with footnotes thereto are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Note 2 – Branch Acquisitions

In December 2002, the Company’s wholly-owned subsidiary, The Union Bank Company “Union”, entered into a purchase and assumption agreement to purchase certain assets and assume certain liabilities assigned to the branch offices of RFC Banking Company “RFCBC” in Pemberville and Gibsonburg, Ohio. The acquisition received approval from regulatory authorities, and was completed on March 28, 2003.  The acquisition was accounted for as a business combination since the Company acquired substantially all operating assets and liabilities of the branches and retained most of the branch employees.  Consequently, assets acquired and liabilities assumed in connection with the acquisition were recorded at fair value and included the following: Cash ($5,749,000), loans ($56,006,000), premises and equipment ($1,033,000), and deposits ($71,955,000).  Based on the negotiated purchase price, the transaction resulted in the recording of a deposit base premium of $1,778,000 and goodwill of $7,282,000.  The results of operations of the branches have been included for the period subsequent to the acquisition.

In accordance with Statement No. 142, “Goodwill and Other Intangible Assets”, issued by the Financial Accounting Standards Board, the goodwill arising from the RFCBC acquisition is not amortized but is subject to an annual impairment test.  The deposit base premium is being amortized over a period of 7 years.

Note 3 – Junior Subordinated Deferrable Interest Debentures

During the first quarter of 2003, the Company formed a business trust, United (OH) Statutory Trust (United Trust) and invested $300,000. Effective March 26, 2003, United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Company, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Company’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Company. The debentures mature on March 26, 2033, which date may be shorted to March 26, 2008, if certain conditions are met, as well as quarterly thereafter. The interest rate of the debentures is fixed at 6.40% for a five-year period through March 2008. Thereafter, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR.  Interest is payable quarterly. The Company has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.  Each issue of the trust preferred securities carries an interest rate identical to that of the related debenture. The securities have been structured to qualify as Tier I capital for regulatory purposes and the dividends paid on such are tax deductible. However, the securities cannot be used to constitute more than 25% of the Company’s core tax Tier I capital under Federal Reserve Board guidelines inclusive of these securities. The Company utilized the proceeds of these issuances to inject capital into the Bank to facilitate the branch acquisitions described in Note 2.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

As of or for the Three

Months Ended

March 31,

2004

2003

SIGNIFICANT RATIOS (Unaudited)

Net income to:

Average assets (a)

0.68%

1.00%

Average shareholders’ equity (a)

7.80%

10.47%

Net interest margin (a)

3.43%

3.62%

Efficiency ratio (a)(b)

71.98%

63.74%

Average shareholders’ equity to average assets

8.76%

9.56%

Loans to deposits (end of period)

75.98%

76.13%

Allowance for loan losses to loans (end of period)

0.91%

0.94%

Cash dividends to net income

47.69%

37.70%

PER SHARE DATA

Book value per share

$12.03

$11.05

(a) Net income to average assets, net income to average shareholders’ equity, net interest margin, and efficiency ratio are presented on an annualized basis.  Net interest margin is calculated using fully-tax equivalent net interest income as a percentage of average interest earning assets.

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

The Union Bank Company (“Union”) is engaged in the business of commercial banking.  Union is an Ohio state-chartered bank, which serves Allen, Putnam, Sandusky, Van Wert and Wood Counties, with office locations in Bowling Green, Columbus Grove, Delphos, Gibsonburg, Kalida, Leipsic, Lima, Ottawa, and Pemberville.

As described in Note 2 of the consolidated financial statements, Union acquired branches from RFC Banking Company (“RFCBC”), effective March 28, 2003.  Since the acquisition was accounted for as a purchase, only the operations of the branches subsequent to March 28, 2003 are included in the Company’s consolidated financial information.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2004, the Company reported net income of $845,000 or $0.23 basic earnings per share. This compares to first quarter 2003 net earnings of $1,061,000, or $0.29 basic earnings per share.  Compared with the same period in 2003, first quarter 2004 net income decreased $216,000 or 20%.  The decrease was primarily the result of a $470,000 decrease in gain on sale of loans, reduced by $206,000 of gains on sale of securities for the first quarter of 2004.

Despite a decrease in the net interest yield (3.43% in 2004 compared to 3.62% in 2003), net interest income increased $173,000, largely as a result of the March 28, 2003 acquisition of three RFCBC branches.  Non-interest expenses also increased 505,000 (17%), partially due to additional operating costs relating to the acquired branches.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Company.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.  Net interest income was $3,653,000 for the first quarter of 2004 compared to $3,480,000 for the same period of 2003.

Net interest yield is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets.  The resultant percentage serves as a measurement for the Company in comparing its results with those of past periods as well as those of peer companies.  For the three months ended March 31, 2004, the net interest yield (on a taxable equivalent basis) was 3.43% compared with 3.62% for the same period of 2003.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s continuing calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, portfolio risk, and general economic conditions in the Company’s markets.  As a result of management’s analysis, a $75,000 provision for loan losses was made for the first quarter of 2004, compared to no provision for the same period in 2003.

Non-Interest Income

The Company’s non-interest income is largely generated from activities related to the origination, servicing and gains on sale of fixed rate mortgages, gain on sales of security investments, customer deposit account fees, and income arising from sales of products, such as, investments to customers.  The income related to deposit accounts provides a relatively steady flow of income while the other sources are more volume-related and can vary from quarter to quarter.

Gain on sales of loans amounted to $208,000 for the quarter ended March 31, 2004 compared to $678,000 for the comparable 2003 period.  The quarterly gain included capitalized servicing rights of $107,000 and $241,000 on $12.9 and $29.6 million originated loan sales during the quarters ended March 31, 2004 and 2003, respectively. The balance of the gain on sales of loans represented cash gains.  Additionally, during the quarter ended March 31, 2004, the Company realized a net gain on the sale of securities of $206,000 (none for the quarter ended March 31, 2003).

Non-Interest Expenses

For the quarter ended March 31, 2004, non-interest expenses totaled $3,432,000 compared to $2,927,000 for the comparable period of 2003.  The additional expenses were largely due to the RFCBC branches, as well as, the Company’s continued commitment to the improvement of internal controls and the overall operational environment.   The Company anticipates that the higher level of expenses will continue since additional staff has been added to accommodate the additional volume of activity.

The Company’s efficiency ratio for the first quarter of 2004 was 71.98% compared to 63.74% for the same period of 2003.  Due to the aforementioned factors, there were increases in non-interest expenses for the first quarter of 2004 compared with the same period in 2003.  However, the increases in expenses were partially offset by improvements in net interest income.

Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the Company in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2004 was $172,000, or 16.9% of income before income taxes, compared to $424,000, or 28.6%, for the comparable 2003 period.  The decrease in the effective tax rates was due to tax-exempt interest comprising a larger portion of pre-tax income for the 2004 period.

Return on Assets

Return on average assets was 0.68% for the first quarter of 2004, compared to 1.00% for the comparable quarter of 2003.   The decrease in average return on assets was due to a decrease in net income coupled with the increase in asset base, resulting from the RFCBC branch acquisitions.

Return on Equity

Return on average equity for the first quarter of 2004 was 7.80% compared to 10.47% for the same period of 2003.  The Company and Union met all regulatory capital requirements and Union is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at March 31, 2004, net of the allowance for loan losses, increased $3.6 million from December 31, 2003.  Securities available-for-sale decreased $7.5 million during this three-month period.  Deposits during this same period increased $737,000.  Federal Home Loan Bank borrowings decreased $6.4 million during the three-month period.

Shareholders’ equity increased from $42.7 million at December 31, 2003 to $44.0 million at March 31, 2004.

Cash and Cash Equivalents

Cash and cash equivalents totaled $10.9 million at March 31, 2004 compared to $11.1 million at December 31, 2003, including Federal funds sold at March 31, 2004 of $89,000 and $531,000 at December 31, 2003.

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

Securities

At March 31, 2004, securities totaled $163.0 million, a decrease of $7.5 million from December 31, 2003.  All of the Company’s securities are classified as available-for-sale.  Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities.  At March 31, 2004, the amortized cost of the Company’s securities totaled $160.2 million, resulting in unrealized gains of $2.8 million and a corresponding after tax increase in shareholders’ equity of $1.9 million.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings.

Loans

The Company’s lending is primarily centered in northwestern and west central Ohio.  These are principally retail lending markets, which include single-family residential and other consumer lending.  A primary focus in these markets is the agribusiness industry.  Gross loans (including loans held for sale) totaled $295.6 million at March 31, 2004 compared to $292.2 million at December 31, 2003, an increase of  $3.4 million.

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans was 0.91% at March 31, 2004 compared to 0.95% at December 31, 2003.  Management believes the level of allowance is adequate given the composition of and risk inherent in the loan portfolio of Union.  Throughout 2004, management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the allowance for loan losses for the three months ended March 31, 2004 and 2003, respectively:

(dollars in thousands)

2004

2003

Balance, beginning of period

$2,768

$2,784

Charge offs

(205)

(51)

Recoveries

39

21

Net charge offs

(166)

(30)

Provision for loan losses

75

0

Balance, end of period

$2,677

$2,754

====

====

Loans on non-accrual status as a percentage of outstanding loans were 0.53% at March 31, 2004, compared to 0.56% at December 31, 2003.  Non-accrual loans totaled $1,578,000 and $1,625,000 at March 31, 2004 and December 31, 2003, respectively.  Management believes the current level of non-accrual loans is acceptable and is a reflection of the quality of Union’s loan portfolio as well as the adequacy of staffing levels devoted to monitoring and pursuing this area of credits.

Funding Sources

The Company considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Company, totaling $389.0 million, or 87.0% of the Company’s funding sources at March 31, 2004.

Non-interest bearing deposits remain a smaller portion of the funding source for the Company than for most of its peers.  Non-interest bearing deposits comprised 7.7% of total deposits at March 31, 2004.

In addition to traditional deposits, the Company maintains both short-term and long-term borrowing arrangements with the Federal Home Loan Bank.  FHLB borrowings totaled $48.1 million and $54.4 million at March 31, 2004 and December 31, 2003, respectively.  Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.

During the first quarter of 2003, the Company formed a business trust, United (OH) Statutory Trust (United Trust) and invested $300,000. Effective March 26, 2003, United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Company, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Company’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Company, as more fully described in Note 3 of the consolidated financial statements.

Shareholders’ Equity

For the quarter ended March 31, 2004, the Company had net income of $845,000 from traditional operations and dividends of $403,000, resulting in a dividend payout ratio of 47.69% of net income.  Management believes the overall equity level supports this payout ratio but feels that the ratio to net income will eventually decrease to more traditional industry standards.  The intention is to maintain the per share dividend while earnings increase which will more normalize the payout ratio.  During the first quarter of 2004, the Company transferred 3,124 shares of treasury stock to participants of the Company’s Employee Stock Purchase Plan.

The adjustment for the change in net unrealized gain on available-for-sale securities, net of income taxes, totaled $795,000 for the quarter ended March 31, 2004.  Since all the securities in the Company’s portfolio are classified as available-for-sale, both the securities and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The most significant market risk to which the Company and its subsidiary are exposed is interest rate risk.  The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities), which are funded by interest bearing liabilities (deposits and borrowings).  These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk.  None of the Company’s financial instruments are held for trading purposes.

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

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

With the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act")); as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

Changes in internal control over financial reporting.

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

Item 2:  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None

Item 3:  Defaults upon Senior Securities.

None

Item 4:  Submission of Matters to a Vote of Security Holders.

None

Item 5:  Other Information.

Schedule 14A was filed on March 22, 2004, Notice of Annual Meeting of Shareholders and related Proxy.

Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 31.1  Rule 13a-14(a)/15d-14(a) Certification of CEO

Exhibit 31.2  Rule 13a-14(a)/15d-14(a) Certification of CFO

Exhibit 32.1

Section 1350 CEO’s Certification

Exhibit 32.2

Section 1350 CFO’s Certification

Exhibit 99.1  Safe Harbor under The Private Securities Litigation Reform Act of 1995

(b) Forms 8-K

Form 8-K was filed on February 2, 2004 announcing under Item 7, 9 & 12 the Company’s financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date:	May 13, 2004	By:/s/ Brian D. Young
Brian D. Young
CFO

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED MARCH 31, 2004

Exhibit

Number

Description

Exhibit Location

31.1

Rule 13a-14(a)/15d-14(a) Certification of CEO

Filed herewith

31.2

Rule 13a-14(a)/15d-14(a) Certification of CFO

Filed herewith

32.1

Section 1350 CEO’s Certification

Filed herewith

32.2

Section 1350 CFO’s Certification

Filed herewith

1.1

Safe Harbor under the Private Securities

Litigation Reform Act of 1995

Filed herewith