Form 10-Q
period 2004-06-30
UNITED BANCSHARES INC/OH
filed 2004-08-16
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of August 1, 2004: 3,679,660

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2004	2003
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 9,661	$ 10,533
Interest-bearing deposits in other banks	172	31
Federal funds sold	-	531
Total cash and cash equivalents	9,833	11,095

SECURITIES, available-for-sale	222,689	170,505
FEDERAL HOME LOAN BANK STOCK, at cost	4,136	4,055
LOANS HELD FOR SALE	949	2,760

LOANS	296,594	289,461
Allowance for loan losses	(2,506)	(2,768)
Net loans	294,088	286,693

PREMISES AND EQUIPMENT, net	6,941	7,222
GOODWILL	7,282	7,282
OTHER ASSETS, including accrued interest receivable
and other intangible assets	10,424	9,083

TOTAL ASSETS	$ 556,342	$ 498,695

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 30,907	$ 32,144
Interest bearing	342,791	356,156
Total deposits	373,698	388,300

Federal Funds purchased Federal Home Loan Bank borrowings Securities sold under agreements to repurchase	3,000 66,796 60,000	- 54,446 -
Junior subordinated deferrable interest debentures	10,300	10,300
Accrued expenses and other liabilities	1,808	2,939

Total liabilities	515,602	455,985

SHAREHOLDERS' EQUITY
Common stock, $1 stated value, 4,750,000 shares
authorized, 3,760,557 shares issued as of June 30, 2004 and 3,740,468 shares issued as of December 31, 2003.	3,761	3,740
Surplus	14,537	14,460
Retained earnings	25,496	24,697
Accumulated other comprehensive income (loss)	(1,855)	1,056
Treasury stock, 84,940 shares at June 30, 2004 and 88,064 shares at December 31, 2003, at cost	(1,199)	(1,243)
Total shareholders' equity	40,740	42,710

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 556,342	$ 498,695

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
INTEREST INCOME
Loans, including fees	$ 4,657	$ 4,982	$ 9,225	$ 9,163
Securities:
Taxable	1,139	1,060	2,151	2,413
Tax-exempt	556	461	1,174	810
Other	6	14	13	45
Total interest income	6,358	6,517	12,563	12,431

INTEREST EXPENSE
Deposits	1,737	1,882	3,562	3,692
Other borrowings	765	759	1,492	1,383
Total interest expense	2,502	2,641	5,054	5,075

NET INTEREST INCOME	3,856	3,876	7,509	7,356

PROVISION FOR LOAN LOSSES	150	-	225	-
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,706	3,876	7,284	7,356

NON-INTEREST INCOME
Gain on sales of loans	235	755	443	1,433
Gain on sales of securities Other	79 303	50 214	285 760	50 468
Total non-interest income	617	1,019	1,488	1,951

NON-INTEREST EXPENSES	3,480	3,663	6,912	6,590

Income before income taxes	843	1,232	1,860	2,717
PROVISION FOR INCOME TAXES	80	317	252	741
NET INCOME	$ 763 =========	$ 915 ===========	$ 1,608 ===========	$ 1,976 ===========

NET INCOME PER SHARE
Basic	$ 0.21	$ 0.25	$ 0.44	$ 0.54
Weighted average common shares outstanding	3,665,453	3,642,672	3,660,490	3,637,262

Diluted:	$ 0.21	$ 0.25	$ 0.43	$ 0.54
Weighted average common shares outstanding	3,697,217	3,684,598	3,698,592	3,680,826

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholder's Equity (Unaudited)
Six months ending June 30, 2004 and 2003
(Dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated other Comprehensive Income (loss)	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2003	$ 3,740	14,460	24,697	1,056	(1,243)	$ 42,710
Comprehensive loss:
Net income			1,608			1,608
Change in unrealized gain(loss) on securities, net of tax				(2,911)		(2,911)
Total comprehensive loss						(1,303)

Dividends declared ($0.22 per share)			(808)			(808)
Sale of treasury stock (3,124 shares)			(1)		44	43
Exercise of stock options (20,089 shares)	21	77				98
BALANCE AT JUNE 30, 2004	$ 3,761 ==========	14,537 ==========	25,496 ==========	(1,855) ==========	(1,199) ==========	$ 40,740 ==========

				Accumulated other
	Common Stock	Surplus	Retained Earnings	Comprehensive Income (loss)	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2002	$ 3,718	14,374	22,612	1,497	(1,243)	$ 40,958
Comprehensive income:
Net income			1,976			1,976
Change in unrealized gain (loss) on securities, net of tax				900		900
Total comprehensive income						2,876

Dividends declared ($0.22 per share)			(801)			(801)
Exercise of stock options (20,871 shares)	21	80				101
BALANCE AT JUNE 30, 2003	$ 3,739 ==========	14,454 ==========	23,787 ==========	2,397 ==========	(1,243) ==========	$ 43,134 ==========

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2004	2003

Cash flows from operating activities	$ 1,079	$ 269

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from sales or maturities	(56,524)	(6,354)
Net cash received from acquisition of RFCBC branches	-	5,749
Net decrease(increase) in loans	(5,885)	3,930
Expenditures for premises and equipment	(175)	(517)
Net cash from investing activities	(62,584)	2,808

Cash flows from financing activities:
Net change in deposits	(14,440)	(12,275)
Net change in federal funds purchased Federal Home Loan Bank borrowings, net of repayments Proceeds from sale of securities sold under repurchase agreements	3,000 12,350 60,000	- 611 -
Proceeds from issuance of junior subordinated deferrable interest debentures	-	10,300
Fees paid on issuance of trust preferred securities Proceeds from exercise of stock options Proceeds from the sale of treasury stock	- 98 43	(265) 101 -
Cash dividends paid	(808)	(801)
Net cash from financing activities	60,243	(2,329)

Net change in cash and cash equivalents	(1,262)	748

Cash and cash equivalents:
At beginning of period	11,095	16,734
At end of period	$ 9,833	$ 17,482

Cash paid during period: Interest Income Taxes See notes to consolidated financial statements	$ 4,941 $ 170	$ 4,896 $ 900

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

For the period ending June 30, 2004

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Company”) reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  Complete audited consolidated financial statements with footnotes thereto are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Significant inter-company accounts and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Company conform to generally accepted practices within the banking industry.  The Company considers all of its principal activities to be banking related.

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

NOTE 3 - Securities

The amortized cost and fair value of available-for-sale securities as of June 30, 2004 and December 31, 2003 are as follows (dollars in thousands):

	2004		2003
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury and agencies	$ 21,579	$ 21,016	$ 21,952	$ 21,770
Obligations of states and political subdivisions	56,375	55,868	64,934	66,246
Mortgage-backed	147,493	145,752	81,966	82,436
Other	53	53	53	53

Total	$ 225,500 ========	$ 222,689 =======	$ 168,905 =======	$ 170,505 =======

A summary of unrealized gains and losses on available-for-sale securities at June 30, 2004 and December 31, 2003 follows (dollars in thousands):

	2004		2003
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

U.S. Treasury and agencies	$ 3	$ 566	$ 35	$ 218
Obligations of states and political subdivisions	455	962	1,533	221
Mortgage-backed	331	2,702	872	402

Total	$ 789 ========	$ 3,600 =======	$ 2,440 =======	$ 840 =======

Note 4 – Junior Subordinated Deferrable Interest Debentures

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

NOTE 5 – Securities Sold Under Repurchase Agreements

During the second quarter of 2004, Union entered into various repurchase agreements with the proceeds used to purchase securities, principally mortgage-backed securities with 7-year rate reset ..  Following is a summary of repurchase agreements outstanding at June 30, 2004:

Rate	Maturity	Balance
1.56%	September, 2004	$ 6,000,000
2.56	June, 2005	15,000,000
3.38	June, 2006	15,000,000
3.91	June, 2007	12,000,000
4.28	June, 2008	12,000,000
		$60,000,000

Such repurchase agreements are secured by mortgage-backed securities with an amortized cost approximating $65,200,000 at June 30, 2004.

NOTE 6 – Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects are as follows for the six-month periods ended June 30, 2004 and 2003 (dollars in thousands):

	2004	2003
Unrealized holding gains (losses) on available-for-sale securities	$ (4,126)	$ 1,414
Reclassification adjustments for securities losses (gains) realized to income	(285)	(50)

Net unrealized gains (losses)	(4,411)	1,364

Tax effect	(1,500)	464

Net-of-tax amount	$ (2,911) =======	$ 900 ======

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2004	2003	2004	2003
SIGNIFICANT RATIOS (Unaudited)
Net income to: Average assets (a) Average shareholders’ equity (a)	0.61% 7.20%	0.73% 8.68%	0.65% 7.50%	0.86% 9.50%
Net interest margin (a)	3.54%	3.47%	3.49%	3.54%
Efficiency ratio (a)(b)	75.50%	71.37%	73.71%	67.77%
Average shareholders’ equity to average assets	8.47%	8.46%	8.60%	9.02%
Loans to deposits (end of period)	79.62%	76.05%	79.62%	76.05%
Allowance for loan losses to loans (end of period)	0.84%	0.93%	0.84%	0.93%
Cash dividends to net income	53.09%	43.83%	50.23%	40.54%

PER SHARE DATA
Book value per share	$11.08	$11.81	$11.08	$11.81

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2004, United Bancshares, Inc. reported net income $763,000, or $0.21 basic earnings per share.  This compares to second quarter 2003 net income of $915,000, or $0.25 basic earnings per share.  Compared with the same period in 2003, second quarter 2004 net income decreased $152,000 or 17%.  The net income decrease was the result of decreases of $20,000 in net interest income and $402,000 in non-interest income and an increase in the provision for loan losses of $150,000 offset by decreases in non-interest expenses of $183,000 and the provision for income taxes of $237,000.

Net income for the six months ended June 30, 2004, totaled $1,608,000, or $0.44 basic earnings per share compared to net income of $1,976,000, or $0.54 basic earnings per share for the same period in 2003.  The decrease in net income for the six-month period was largely the result of a decrease in gains on sale of loans of $990,000, an increase in the provision for loan losses of $225,000, and an increase in non-interest expenses of $322,000, offset by an increase in net interest income of $153,000 and a decrease in the provision for income taxes of $489,000.  The decrease in gains on sale of loans resulted from market conditions as mortgage loan interest rates have increased steadily since reaching the low during the second quarter of 2003.  The increase in the provision for loan losses is based on management’s continued assessment of the loan portfolio as described under the “Provision for Loan Losses” section. The increase in non-interest expenses and net interest income is largely the result of the RFCBC branch acquisition operations for the period subsequent to the March 28, 2003 acquisition as described in Note 2 to the consolidated financial statements.  Included in the purchase was approximately $72 million in deposits, $56 million in loans and $1 million in premises and equipment.  The increase in non-interest expenses also resulted from additional conversion costs associated with the purchase of the branches and the merger of the Company’s three bank charters into one.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Company.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.  Net interest income was $3,856,000 in the second quarter of 2004 compared to $3,876,000 for the same period of 2003, a $20,000 decrease.  Net interest income was $7,509,000 for the first half of 2004 compared to $7,356,000 for the same period of 2003.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets.  The resultant percentage serves as a measurement for the Company in comparing its results with those of past periods as well as those of peer companies.  For the three and six month periods ended June 30, 2004, the net interest margin (on a tax equivalent basis) was 3.54% and 3.49% compared with 3.47% and 3.54% for the same periods of 2003.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s continuing calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, portfolio risk, and general economic conditions in the Company’s markets.  As a result of management’s analysis, a $150,000 provision for loan losses was made for the second quarter of

2004, and a $225,000 provision was made for the six months ended June 30, 2004.  There was no provision made for the comparable periods in 2003.

Non-Interest Income

The Company’s non-interest income is largely generated from activities related to the origination and servicing of fixed rate mortgages, sales of security investments, customer deposit account fees, and income arising from sales of products, such as, investments to customers.  The income related to deposit accounts provides a relatively steady flow of income while the other sources are more volatile and can vary from quarter to quarter.

Gain on sales of loans amounted to $235,000 for the quarter ended June 30, 2004 compared to $755,000 for the comparable 2003 period, a decrease of $520,000 (68.9%).  Such gains included capitalized servicing rights of $164,000 and $258,000, respectively, on $15.8 and $41.1 million originated loan sales during respective quarters. The balance of the gain on sales of loans represented cash gains.  Additionally, during the quarter ended June 30, 2004, the Company realized a net gain on the sale of securities of $79,000, compared to $50,000 for the quarter ended June 30, 2003.

Gain on sales of loans amounted to $443,000 for the six-month period ended June 30, 2004 compared to $1,433,000 for the comparable 2003 period, a decrease of $990,000 (69.1%).  Such gains included capitalized servicing rights of $272,000 and $499,000 on $28.6 and $70.7 million originated loan sales during the respective periods. The balance of the gain on sales of loans represented cash gains.  Additionally, during the six-month period ended June 30, 2004, the Company realized a net gain on the sale of securities of $285,000, compared to $50,000 for the same period in 2003, an increase of $235,000.

Non-Interest Expenses

For the quarter ended June 30, 2004, non-interest expenses totaled $3,480,000 compared to $3,663,000 for the comparable period of 2003, a decrease of $183,000 (5.0%).  Although costs have decreased slightly, the Company remains committed to the improvement of internal controls and the overall operational environment.

For the six-month period ended June 30, 2004, non-interest expenses totaled $6,912,000 compared to $6,590,000 for the comparable period of 2003, an increase of $322,000 (4.9%).  The additional expenses were derived from the acquisition of the three branches purchased on March 28, 2003, the Company’s continued commitment to the improvement of internal controls and the specialization of its work force.   The Company anticipates that the higher level of expenses will continue since additional staff has been added to accommodate the additional volume of activity.

For the quarter ended June 30, 2004, the Company’s efficiency ratio was 75.50% compared to 71.37% for the same period of 2003.  Although the Company’s non-interest expenses decreased $183,000 for the period in 2004 compared to 2003, the efficiency ratio for 2004 increased primarily due to the $402,000 decrease in non-interest income compared to 2003.  For the six-month period ended June 30, 2004, the Company’s efficiency ratio was 73.71% compared to 67.77% for the same period of 2003.  The 2004 increase was the primarily the result of a $322,000 increase in non-interest expenses and a reduction of $463,000 in non-interest income as compared to the same period in 2003.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Company in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2004 was $80,000, or 9.51% of income before income taxes, compared to $317,000, or 25.7%, for the comparable 2003 period.  The provision for income taxes for the six-month period ended June 30, 2004 was $252,000, or 13.5% of income before income taxes, compared to $741,000, or 27.3%, for the comparable 2003 period.  The decrease in the effective tax rates was due to tax-exempt interest comprising a larger portion of pre-tax income for the 2004 periods.

Return on Assets

Return on average assets was 0.61% for the second quarter of 2004, compared to 0.73% for the comparable quarter of 2003.  Return on average assets for the six months ended June 30, 2003 was 0.65% compared to 0.86% for the same period in 2003.

Return on Equity

Return on average equity for the second quarter of 2004 was 7.20% compared to 8.68% for the same period of 2003.  Return on average equity for the six months ended June 30, 2004 was 7.50% compared to 9.50% for the same period in 2003.  The Company’s bank subsidiary is considered well capitalized under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at June 30, 2004, net of the allowance for loan losses, increased $5.6 million (1.9%) from December 31, 2003.  Securities available-for-sale increased $52.2 million (30.6%) from December 31, 2003, primarily as a result of a $60.0 million leverage program put in place on June 24th, 2004, as described in Note 5.  Under the program, the Company obtained $60 million in fixed-rate funding through a repurchase agreement, consisting of various term fixed-rate agreements, collateralized by available-for-sale securities.  Deposits during this same period decreased $14.6 million (3.8%), including a $13.4 million decrease in interest-bearing deposits.  The decrease in interest-bearing deposits resulted primarily from reductions in certificate of deposits balances.   The shrinkage in deposits was funded primarily through federal funds purchased, which increased $3.0 million during the six-month period, and Federal Home Loan Bank borrowings, which increased $12.4 million, during the same period.   Other borrowings increased by $72.4 million, reflecting the $12.4 million increase in Federal Home Loan Bank borrowings and the $60 million dollars in new borrowings as described above.  The new borrowings were part of the aforementioned leveraging strategy executed on June 24, 2004, whereas the Company obtained $60 million in fixed-rate funding through a repurchase agreement, consisting of various term fixed-rate agreements, collateralized by investment securities.

Shareholders’ equity decreased from $42.7 million at December 31, 2003 to $40.7 million at June 30, 2004.  This decrease was the result of the payment of dividends ($808,000) and change in unrealized gain (loss) on securities, net of tax ($2.9 million) offset by increases in net income ($1.6 million), the exercise of stock options ($98,000) and the sale of treasury stock ($43,000).

Cash and Cash Equivalents

Cash and cash equivalents totaled $9.8 million at June 30, 2004 compared to $11.1 million at December 31, 2003.  The December 31, 2003 balance includes $531,000 balance included in Federal funds sold (none at June 30, 2004).

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

Securities

At June 30, 2004, available-for-sale securities totaled $222.7 million, an increase of $52.2 million from December 31, 2003.  This increase was primarily the result of the $60.0 million leverage program put in place on June 24th, 2004, offset by sales or maturity of securities.  Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities.  At June 30, 2004, the amortized cost of the Company’s securities totaled $225.5 million, resulting in net unrealized losses of $2.8 million and a corresponding after tax decrease in shareholders’ equity of $1.9 million.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings.

Loans

The Company’s lending is primarily centered in northwestern and west central Ohio.  These are principally retail lending markets, which include single-family residential and other consumer lending.  A primary focus in these markets is the agribusiness industry.  Gross loans (including loans held for sale) totaled $297.5 million at June 30, 2004 compared to $292.2 million at December 31, 2003, an increase of  $5.3 million.

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans was 0.84% at June 30, 2004 compared to 0.95% at December 31, 2003.  Management believes the level of allowance is adequate given the composition of and risk inherent in the loan portfolio of Union.  Throughout 2004, management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the allowance for loan losses for the six months ended June 30, 2004 and 2003, respectively:

	(dollars in thousands)

	2004	2003
Balance, beginning of period	$2,768	$2,784

Charge offs	(590)	(141)
Recoveries	103	54
Net charge offs	(487)	(87)

Provision for loan losses	225	0
Balance, end of period	$2,506 =====	$2,697 =====

Loans on non-accrual status as a percentage of outstanding loans were 0.51% at June 30, 2004, compared to 0.56% at December 31, 2003.  Non-accrual loans totaled $1,514,000 and $1,625,000 at June 30, 2004 and December 31, 2003, respectively.  Management believes the current level of non-accrual loans is acceptable and is a reflection of the quality of Union’s loan portfolio as well as the adequacy of staffing levels devoted to monitoring and pursuing this area of credits.

Funding Sources

The Company considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Company, totaling $373.7 million, or 72.7% of the Company’s funding sources at June 30, 2004.

Non-interest bearing deposits remain a smaller portion of the funding source for the Company than for most of its peers.  Non-interest bearing deposits comprised 8.3% of total deposits at June 30, 2004 and December 31, 2003.

In addition to traditional deposits, the Company maintains both short-term and long-term borrowing arrangements with the Federal Home Loan Bank.  FHLB borrowings totaled $66.8 million and $54.4 million at June 30, 2004 and December 31, 2003, respectively.  Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.  As part of the leveraging strategy executed on June 24, 2004, the Company obtained $60 million in fixed-rate funding through a repurchase agreement, consisting of various term fixed-rate agreements, collateralized by investment securities.

During the first quarter of 2003, the Company formed a business trust, United (OH) Statutory Trust (United Trust) and invested $300,000. Effective March 26, 2003, United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Company, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Company’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Company, as more fully described in Note 4 of the consolidated financial statements.

Shareholders’ Equity

For the six-month period ended June 30, 2004, the Company had net income of $1,608,000 from operations and dividends of $808,000, resulting in a dividend payout ratio of 50.23% of net income.  Management believes the overall equity level supports this payout ratio but feels that the ratio to net income will eventually decrease to more traditional industry standards.  The intention is to maintain the per share dividend while earnings increase which will more normalize the payout ratio.  During the six-month period ended June 30, 2004, the Company transferred 3,124 shares of treasury stock to participants of the Company’s Employee Stock Purchase Plan and received proceeds from the exercise of 20,089 options each representing one share of common stock.

The adjustment for the change in net unrealized gain (loss) on available-for-sale securities, net of income taxes, totaled $2.9 million for the six-month period ended June 30, 2004.  Since all securities in the Company’s portfolio are classified as available-for-sale, both the assets and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The most significant market risk to which the Company is exposed is interest rate risk.  The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities), which are funded by interest bearing liabilities (deposits and borrowings).  These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk.  None of the Company’s financial instruments are held for trading purposes.

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

There have been no significant changes in the quantitative and qualitative information about market risk provided in the December 31, 2003 Form 10-K

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures.

With the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")); as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control over Financial Reporting.

There were no significant changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1:  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party to or to which any of their property is subject except routine legal proceedings to which the Company or its subsidiary are a party incident to the banking business.  None of such proceedings are considered by the Company to be material.

Item 2:  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None

Item 3:  Defaults upon Senior Securities.

None

Item 4:  Submission of Matters to a Vote of Security Holders.

On April 21, 2004, The Company held its annual shareholders’ meeting at its corporate headquarters in Columbus Grove, Ohio.  The shareholders adopted the proposal to elect directors at the meeting by the votes indicated below:

	FOR	WITHHELD

Robert L. Benroth	2,623,251	39,770
Robert L. Dillhoff	2,618,685	44,336
Joe S. Edwards, Jr.	2,586,275	76,746
P. Douglas Harter	2,624,398	38,623
E. Eugene Lehman	2,581,170	81,851
James N. Reynolds	2,534,122	128,899
H. Edward Rigel	2,623,083	39,938
David P. Roach	2,624,039	38,982
Robert M. Schulte	2,579,539	83,482

Item 5:  Other Information.

Form 11-K was filed on June 28, 2004 reporting on the United Bancshares, Inc ESOP.

Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of CEO

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of CFO

 Exhibit 32.1 Section 1350 CEO’s Certification

 Exhibit 32.2 Section 1350 CFO’s Certification

 Exhibit 99.1 Safe Harbor under The Private Securities Litigation Reform Act of 1995

(b) Forms 8-K

Form 8-K was filed on April 20, 2004 announcing under Item 7, 9 & 12 the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date:	August 10, 2004	By:/s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED JUNE 30, 2004

Exhibit Number	Description	Exhibit Location
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99.1	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith

Exhibit 31.1

Rule 13a–14(a)/15d–14(a) CERTIFICATION

I, E. Eugene Lehman, President and Chief Executive Officer of United Bancshares, Inc., certify, that:

(1) I have reviewed this Quarterly Report on Form 10-Q of United Bancshares, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

August 6, 2004

Exhibit 31.2

Rule 13a–14(a)/15d–14(a) CERTIFICATION

I, Brian D. Young, Chief Financial Officer of United Bancshares, Inc., certify, that:

(1) I have reviewed this Quarterly Report on Form 10-Q of United Bancshares, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

August 10, 2004

Exhibit 32.1

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, E. Eugene Lehman, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ E. Eugene Lehman

E. Eugene Lehman

Chief Executive Officer

Date: August 6, 2004

*This certification is being furnished as required by Rule 13a –14(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 1350 of Chapter 63 of Title 18 of the United State Code, and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except as otherwise stated in such filing.

Exhibit 32.2

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: August 10, 2004

*This certification is being furnished as required by Rule 13a –14(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 1350 of Chapter 63 of Title 18 of the United State Code, and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except as otherwise stated in such filing.

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