Form 10-Q
period 2004-09-30
UNITED BANCSHARES INC/OH
filed 2004-11-15
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of November 1, 2004: 3,679,660

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2004	2003
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 10,240	$ 10,533
Interest-bearing deposits in other banks	384	31
Federal funds sold	160	531
Total cash and cash equivalents	10,784	11,095

SECURITIES, available-for-sale	200,551	170,505
FEDERAL HOME LOAN BANK STOCK, at cost	4,180	4,055
LOANS HELD FOR SALE	795	2,760

LOANS	302,658	289,461
Allowance for loan losses	(2,595)	(2,768)
Net loans	300,063	286,693

PREMISES AND EQUIPMENT, net	6,858	7,222
GOODWILL	7,282	7,282
OTHER ASSETS, including accrued interest receivable
and other intangible assets	9,324	9,083

TOTAL ASSETS	$ 539,837	$ 498,695

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 32,649	$ 32,144
Interest bearing	335,158	356,156
Total deposits	367,807	388,300

Federal Home Loan Bank borrowings Securities sold under agreements to repurchase	59,867 54,000	54,446 -0-
Junior subordinated deferrable interest debentures	10,300	10,300
Accrued expenses and other liabilities	3,062	2,939

Total liabilities	495,036	455,985

SHAREHOLDERS' EQUITY
Common stock, $1 stated value, 4,750,000 shares
authorized, 3,760,557 shares issued as of September 30, 2004 and 3,740,468 shares issued as of December 31, 2003.	3,761	3,740
Surplus	14,537	14,460
Retained earnings	26,188	24,697
Accumulated other comprehensive income	1,457	1,056
Treasury stock, 80,897 shares at September 30, 2004 and 88,064 shares at December 31, 2003, at cost	(1,142)	(1,243)
Total shareholders' equity	44,801	42,710

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 539,837	$ 498,695

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
INTEREST INCOME
Loans, including fees	$ 4,765	$ 4,764	$ 13,990	$ 13,927
Securities:
Taxable	1,779	1,020	3,930	3,433
Tax-exempt	536	425	1,710	1,235
Other	3	37	8	82
Total interest income	7,083	6,246	19,638	18,677

INTEREST EXPENSE
Deposits	1,481	1,856	5,043	5,548
Other borrowings	1,286	730	2,778	2,113
Total interest expense	2,767	2,586	7,821	7,661

NET INTEREST INCOME	4,316	3,660	11,817	11,016

PROVISION FOR LOAN LOSSES	50	450	275	450
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,266	3,210	11,542	10,566

NON-INTEREST INCOME
Gain on sales of loans	178	697	621	2,130
Gain on sales of securities Other	142 450	202 123	427 1,218	323 520
Total non-interest income	770	1,022	2,266	2,973

NON-INTEREST EXPENSES	3,558	3,340	10,470	9,930

Income before income taxes	1,478	892	3,338	3,609
PROVISION FOR INCOME TAXES	381	144	633	885
NET INCOME	$ 1,097 =========	$ 748 ===========	$ 2,705 ===========	$ 2,724 ===========

NET INCOME PER SHARE
Basic	$ 0.30	$ 0.21	$ 0.74	$ 0.75
Weighted average common shares outstanding	3,679,440	3,642,763	3,666,842	3,642,027

Diluted:	$ 0.30	$ 0.20	$ 0.73	$ 0.74
Weighted average common shares outstanding	3,706,850	3,690,415	3,701,354	3,686,968

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Nine months ending September 30, 2004 and 2003
(Dollars in thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated other Comprehensive Income	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2003	$ 3,740	$ 14,460	$ 24,697	$ 1,056	$ (1,243)	$ 42,710
Comprehensive income:
Net income			2,705			2,705
Change in unrealized gain on securities, net of tax				401		401
Total comprehensive income						3,106

Dividends declared ($0.33 per share)			(1,212)			(1,212)
Sale of treasury stock (7,167 shares)			(2)		101	99
Exercise of stock options (20,089 shares)	21	77				98
BALANCE AT SEPTEMBER 30, 2004	$ 3,761 ==========	$ 14,537 ==========	$ 26,188 ==========	$ 1,457 ==========	$ (1,142) ==========	$ 44,801 ==========

				Accumulated other
	Common Stock	Surplus	Retained Earnings	Comprehensive Income (loss)	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2002	$ 3,718	$ 14,374	$ 22,612	$ 1,497	$ (1,243)	$ 40,958
Comprehensive income:
Net income			2,724			2,724
Change in unrealized gain on securities, net of tax				(707)		(707)
Total comprehensive income						2,017

Dividends declared ($0.33 per share)			(1,204)			(1,204)
Exercise of stock options (22,191 shares)	22	86				108
BALANCE AT SEPTEMBER 30, 2003	$ 3,740 ==========	$ 14,460 ==========	$ 24,132 ==========	$ 790 ==========	$ (1,243) ==========	$ 41,879 ==========

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2004	2003

Cash flows from operating activities	$ 3,643	$ 1,917

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from sales or maturities	(30,046)	(4,766)
Net cash received from acquisition of RFCBC branches	---	5,749
Net decrease(increase) in loans	(11,781)	4,993
Expenditures for premises and equipment	(284)	(549)
Net cash from investing activities	(42,111)	5,427

Cash flows from financing activities:
Net change in deposits	(20,249)	(19,309)
Federal Home Loan Bank borrowings, net of repayments Proceeds from sale of securities sold under repurchase agreements, net of repayments	5,421 54,000	98 ---
Proceeds from issuance of junior subordinated deferrable interest debentures	---	10,300
Fees paid on issuance of trust preferred securities Proceeds from exercise of stock options Proceeds from the sale of treasury stock	--- 98 99	(265) 108 ---
Cash dividends paid	(1,212)	(1,204)
Net cash from financing activities	38,157	(10,272)

Net change in cash and cash equivalents	(311)	(2,928)

Cash and cash equivalents:
At beginning of period	11,095	16,734
At end of period	$ 10,784 =========	$ 13,806 ==========

Cash paid during period:

Interest	$ 7,259	$ 7,641

Income Taxes	$ 170	$ 900

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

For the period ended September 30, 2004

Note 1 - Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Company”) reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  Complete audited consolidated financial statements with footnotes thereto are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Note 2 - Branch Acquisitions

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

NOTE 3 - Securities

The amortized cost and fair value of available-for-sale securities as of September 30, 2004 and December 31, 2003 are as follows (dollars in thousands):

	2004		2003
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury and agencies	$ 20,582	$ 20,501	$ 21,952	$ 21,770
Obligations of states and political subdivisions	48,850	50,084	64,934	66,246
Mortgage-backed	128,859	129,913	81,966	82,436
Other	53	53	53	53

Total	$ 198,344 ========	$ 200,551 =======	$ 168,905 =======	$ 170,505 =======

A summary of unrealized gains and losses on available-for-sale securities at September 30, 2004 and December 31, 2003 follows (dollars in thousands):

	2004		2003
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

U.S. Treasury and agencies	$ 5	$ 86	$ 35	$ 218
Obligations of states and political subdivisions	1,285	51	1,533	221
Mortgage-backed	1,553	499	872	402

Total	$2,843 ========	$ 636 =======	$ 2,440 =======	$ 840 =======

Note 4 - Junior Subordinated Deferrable Interest Debentures

During the first quarter of 2003, the Company formed a business trust, United (OH) Statutory Trust (United Trust) and invested $300,000. Effective March 26, 2003, United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Company, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Company’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Company. The debentures mature on March 26, 2033, which date may be shortened to March 26, 2008, if certain conditions are met, as well as quarterly thereafter. The interest rate of the debentures is fixed at 6.40% for a five-year period through March 2008. Thereafter, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR.  Interest is payable quarterly. The Company has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.  Each issue of the trust preferred securities carries an interest rate identical to that of the related debenture. The securities have been structured to qualify as Tier I capital for regulatory purposes and the dividends paid on such are tax deductible. However, the securities cannot be used to constitute more than 25% of the Company’s core Tier I capital under Federal Reserve Board guidelines inclusive of these securities. The Company utilized the proceeds of these issuances to inject capital into Union to facilitate the branch acquisitions described in Note 2.

NOTE 5 - Securities Sold Under Repurchase Agreements

During the second quarter of 2004, Union entered into various repurchase agreements with the proceeds used to purchase securities, principally mortgage-backed securities with 7-year rate reset ..  Following is a summary of repurchase agreements outstanding at September 30, 2004 (dollars in thousands):

Rate	Maturity	Balance
2.56%	June, 2005	$15,000
3.38	June, 2006	15,000
3.91	June, 2007	12,000
4.28	June, 2008	12,000
		$54,000

Such repurchase agreements are secured by mortgage-backed securities with an amortized cost approximating $64,300,000 at September 30, 2004.

NOTE 6 - Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects are as follows for the nine-month periods ended September 30, 2004 and 2003 (dollars in thousands):

	2004	2003
Unrealized holding gains (losses) on available-for-sale securities	$ 1,035	$ (748)
Reclassification adjustments for securities gains realized to income	(427)	(323)

Net unrealized gains (losses)	608	(1,071)

Tax effect	207	(364)

Net-of-tax amount	$ 401 =======	$ (707) ======

NOTE 7 - Subsequent Events

During its October 19, 2004 meeting, the Board of Directors approved through April 2005 the use of any of three alternative payment options for the exercise of outstanding stock options issued to the directors of the former Citizens Bancshares, Inc (Citizens).  Under one of the approved payment options, “pyramiding transaction”, the holder of the options can exercise their option and purchase one share, then tender the share back to the Company as payment for a greater number of options.  This process is repeated until such time as the holder has exercised all options.  As a result of approval of this form of payment option the Company expects to recognize compensation expense during the fourth quarter of 2004 of approximately $479,000, based on the Company’s closing price per share of $15.80 on November 10, 2004 (reduction of net income of $316,000, or $0.09 per share).

The Board of Directors of the Company is currently in negotiations with the Company's current CEO regarding his early retirement from the Company.  While the terms of an agreement with the CEO have not yet been finalized, it is currently expected the Company will recognize compensation expense related to his retirement of approximately $600,000 (net income effect of $400,000 or $.11 per share) during the fourth quarter of 2004.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2004	2003	2004	2003
SIGNIFICANT RATIOS (Unaudited)
Net income to: Average assets (a) Average shareholders’ equity (a)	0.80% 10.26%	0.62% 7.04%	0.70% 8.42%	0.77% 8.67%
Net interest margin (a)	3.54%	3.43%	3.50%	3.50%
Efficiency ratio (a)(b)	66.98%	75.04%	71.28%	70.05%
Average shareholders’ equity to average assets	7.79%	8.76%	8.32%	8.93%
Loans to deposits (end of period)	82.50%	76.55%	82.50%	76.55%
Allowance for loan losses to loans (end of period)	0.86%	1.05%	0.86%	1.05%
Cash dividends to net income	36.90%	53.88%	44.82%	44.20%

PER SHARE DATA
Book value per share	$12.18	$11.47	$12.18	$11.47

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

As described in Note 2 of the consolidated financial statements, Union acquired certain branches from RFC Banking Company (“RFCBC”), effective March 28, 2003.  Since the acquisition was accounted for as a purchase, only the operations of the branches subsequent to March 28, 2003 are included in the Company’s consolidated financial information.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended September 30, 2004, United Bancshares, Inc. reported net income of $1,097,000, or $0.30 basic earnings per share.  This compares to third quarter 2003 net income of $748,000, or $0.21 basic earnings per share.  Compared with the same period in 2003, third quarter 2004 net income increased $349,000 or 47%.  The net income increase was the result of an increase of $656,000 in net interest income and a decrease of $400,000 in the provision for loan losses, offset by a $252,000 decrease in non-interest income and increases in non-interest expenses and the provision for income taxes of $218,000 and $237,000, respectively.

Net income for the nine months ended September 30, 2004, totaled $2,705,000, or $0.74 basic earnings per share compared to net income of $2,724,000, or $0.75 basic earnings per share for the same period in 2003.  Although net income was relatively the same for the two periods, the sources of the income and expenses were noticeably different.  For the period ended September 30, 2004 compared to the same period in 2003, net income was increased by a $801,000 increase in net interest income, a $175,000 decrease in the provision for loan losses and a $252,000 decrease in the provision for income taxes.  These were offset by a $707,000 decrease in non-interest income and a $540,000 increase in non-interest expenses.  The increase in net interest income was primarily the result of the $60.0 million leverage program put in place on June 24th, 2004, offset by sales or maturity of securities.   The decrease in gains on sale of loans resulted from market conditions as mortgage loan interest rates have increased steadily since reaching the low during the second quarter of 2003.  The provision for loan losses is based on management’s continued assessment of the loan portfolio as described under the “Provision for Loan Losses” section. The increase in non-interest expenses is largely the result of the RFCBC branch acquisition operations for the period subsequent to the March 28, 2003 acquisition as described in Note 2 to the consolidated financial statements.  Included in the purchase was approximately $72 million in deposits, $56 million in loans and $1 million in premises and equipment.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Company.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.  Net interest income was $4,316,000 in the third quarter of 2004 compared to $3,660,000 for the same period of 2003, a $656,000 increase.  Net interest income was $11,817,000 for the nine-month period ended September 30, 2004 compared to $11,016,000 for the same period of 2003.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets.  The resultant percentage serves as a measurement for the Company in comparing its results with those of past periods as well as those of peer companies.  For the three and nine month periods ended September 30, 2004, the net interest margin (on a tax equivalent basis) was 3.54% and 3.50% compared with 3.43% and 3.50% for the same periods of 2003.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s continuing calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, portfolio risk, and general economic conditions in the Company’s markets.  As a result of management’s analysis, a $50,000 provision for loan losses was made for the third quarter of 2004,

resulting in a $275,000 provision for the nine months ended September 30, 2004.  There was a $450,000 provision during the third quarter of 2003, with no provision for the first and second quarters of 2003.

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

Gain on sales of loans amounted to $178,000 for the quarter ended September 30, 2004 compared to $697,000 for the comparable 2003 period, a decrease of $519,000 (74.5%).  Such gains included capitalized servicing rights of $94,000 and $356,000, respectively, on $10.7 and $37.2 million originated loan sales during respective quarters. The balance of the gain on sales of loans represented cash gains.  Additionally, during the quarter ended September 30, 2004, the Company realized a net gain on the sale of securities of $142,000, compared to $202,000 for the quarter ended September 30, 2003.

Gain on sales of loans amounted to $621,000 for the nine-month period ended September 30, 2004 compared to $2,130,000 for the comparable 2003 period, a decrease of $1,509,000 (70.8%).  Such gains included capitalized servicing rights of $326,000 and $856,000 on $35.7 and $105.0 million originated loan sales during the respective periods. The balance of the gain on sales of loans represented cash gains.  Additionally, during the nine-month period ended September 30, 2004, the Company realized a net gain on the sale of securities of $427,000, compared to $323,000 for the same period in 2003, an increase of $104,000.

Other non-interest income for the nine-month period ended September 30, 2004 was $1.2 million compared to $520,000 for the same period in 2003.  A significant factor contributing to this increase was net service fees on loans sold.  Service fees on loans sold, net of amortization of mortgage loan servicing rights, was $418,000 for the nine months ended September 30, 2004 compared to ($66,000) for the comparable period in 2003, an increase of $484,000.  This increase was largely due to the rapid amortization of mortgage loan servicing rights during the first nine months of 2003 when the Company’s bank subsidiary experienced significant loan refinancing activity.

Non-Interest Expenses

For the quarter ended September 30, 2004, non-interest expenses totaled $3,558,000 compared to $3,340,000 for the comparable period of 2003, an increase of $218,000 (6.5%).  The Company remains committed to the improvement of internal controls and the overall operational environment.

For the nine-month period ended September 30, 2004, non-interest expenses totaled $10,470,000 compared to $9,930,000 for the comparable period of 2003, an increase of $540,000 (5.4%).  The additional expenses were derived from the acquisition of the three branches purchased on March 28, 2003, the Company’s continued commitment to the improvement of internal controls and the specialization of its work force.   The Company anticipates that the higher level of expenses will continue since additional staff has been added to accommodate the additional volume of activity.

For the quarter ended September 30, 2004, the Company’s efficiency ratio was 66.98% compared to 75.04% for the same period of 2003.  Although the Company’s non-interest expenses increased $218,000 for the period in 2004 compared to 2003, the efficiency ratio for 2004 decreased primarily due to the factors previously discussed in the “Overview of the Income Statement”.  For the nine-month period ended September 30, 2004, the Company’s efficiency ratio was 71.28% compared to 70.05% for the same period of 2003.  The 2004 increase was the primarily due to the factors previously discussed in the “Overview of the Income Statement”.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Company in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expenses as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2004 was $381,000, or 25.8% of income before income taxes, compared to $144,000, or 16.1%, for the comparable 2003 period.  The provision for income taxes for the nine-month period ended September 30, 2004 was $633,000, or 19.0% of income before income taxes, compared to $885,000, or 24.5%, for the comparable 2003 period.  The changes in the effective tax rates were generally due to the change in tax-exempt earning assets as a percentage of total pre-tax income for the stated periods.

Return on Assets

Return on average assets was 0.80% for the third quarter of 2004, compared to 0.62% for the comparable quarter of 2003.  Return on average assets for the nine months ended September 30, 2003 was 0.70% compared to 0.77% for the same period in 2003.

Return on Equity

Return on average equity for the third quarter of 2004 was 10.26% compared to 7.04% for the same period of 2003.  Return on average equity for the nine months ended September 30, 2004 was 8.42% compared to 8.67% for the same period in 2003.  The Company and its bank subsidiary met all regulatory risk-based capital requirements at September 30, 2004.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at September 30, 2004, net of the allowance for loan losses, increased $13.4 million (4.7%) from December 31, 2003.  Securities available-for-sale increased $30.0 million (17.6%) from December 31, 2003, primarily as a result of a $60.0 million leverage program put in place on June 24th, 2004, as described in Note 5.  Under the program, the Company originally obtained $60 million in fixed-rate funding through a repurchase agreement, consisting of various term fixed-rate agreements, collateralized by available-for-sale securities.  Deposits during this same period decreased $20.5 million (5.3%), including a $21.0 million decrease in interest-bearing deposits, offset by a $505,000 increase in non-interest bearing deposits.  The shrinkage in deposits was funded primarily through Federal Home Loan Bank borrowings, which increased $5.4 million during the nine-month period, as well as proceeds from the sale of investment securities.  Total borrowings increased by $59.4 million, reflecting the $5.4 million increase in Federal Home Loan Bank borrowings and $54 million balance in new borrowings under the repurchase agreement as described above.  The new borrowings were part of the aforementioned leveraging strategy executed on June 24, 2004, whereas the Company obtained $60 million in fixed-rate funding through a repurchase agreement, consisting of various term fixed-rate agreements, collateralized by investment securities.

Shareholders’ equity increased from $42.7 million at December 31, 2003 to $44.8 million at September 30, 2004.  This increase was the result of net income ($2.7 million), the exercise of stock options ($98,000), the sale of treasury stock ($99,000) and change in unrealized gain on securities, net of tax ($401,000) offset by the payment of dividends ($1.2 million).

Cash and Cash Equivalents

Cash and cash equivalents totaled $10.8 million at September 30, 2004 compared to $11.1 million at December 31, 2003.  The 2004 and 2003 balances include Federal funds sold of $160,000 and $531,000, respectively.

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

Securities

At September 30, 2004, available-for-sale securities totaled $200.6 million, an increase of $30.0 million from December 31, 2003.  This increase was primarily the result of the $60.0 million leverage program put in place on June 24th, 2004, offset by sales or maturity of securities.  Management believes the available-for-sale classification provides flexibility for the Company in terms of selling securities as well as interest rate risk management opportunities.  At September 30, 2004, the amortized cost of the Company’s securities totaled $198.3 million, resulting in net unrealized gains of $2.2 million and a corresponding after tax addition to shareholders’ equity of $1.5 million.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings.

Loans

The Company’s lending is primarily centered in northwestern and west central Ohio.  These are principally retail lending markets, which include single-family residential and other consumer lending.  A primary focus in these markets is the agribusiness industry.  Gross loans (including loans held for sale) totaled $303.4 million at September 30, 2004 compared to $292.2 million at December 31, 2003, an increase of  $11.2 million.

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans was 0.86% at September 30, 2004 compared to 0.95% at December 31, 2003.  Management believes the level of the allowance is adequate given the composition of and risk inherent in the loan portfolio of Union.  Throughout 2004, management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the allowance for loan losses for the nine months ended September 30, 2004 and 2003, respectively:

	(dollars in thousands)

	2004	2003
Balance, beginning of period	$2,768	$2,784

Charge offs	(632)	(346)
Recoveries	184	131
Net charge offs	(448)	(215)

Provision for loan losses	275	450
Balance, end of period	$2,595 =====	$3,019 =====

Loans on non-accrual status as a percentage of outstanding loans were 0.59% at September 30, 2004, compared to 0.56% at December 31, 2003.  Non-accrual loans totaled $1,783,000 and $1,625,000 at September 30, 2004 and December 31, 2003, respectively.  Management believes the current level of non-accrual loans is acceptable and is a reflection of the quality of Union’s loan portfolio as well as the adequacy of staffing levels devoted to monitoring and pursuing this area of credits.

Funding Sources

The Company considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Company, totaling $367.8 million, or 74.8% of the Company’s funding sources at September 30, 2004.

Non-interest bearing deposits remain a smaller portion of the funding source for the Company than for most of its peers.  Non-interest bearing deposits comprised 8.9% and 8.3% of total deposits at September 30, 2004 and December 31, 2003, respectively.

In addition to traditional deposits, the Company maintains both short-term and long-term borrowing arrangements with the Federal Home Loan Bank.  FHLB borrowings totaled $59.9 million and $54.4 million at September 30, 2004 and December 31, 2003, respectively.  Management plans to maintain access to long-term FHLB borrowings as an appropriate funding source.  As part of the leveraging strategy executed on June 24, 2004, the Company originally obtained $60 million in fixed-rate funding through a repurchase agreement, consisting of various term fixed-rate agreements, collateralized by investment securities, as of September 30, 2004 the balance outstanding on the funding was $54 million.

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

Shareholders’ Equity

For the nine-month period ended September 30, 2004, the Company had net income of $2.7 million from operations and dividends of $1.2 million, resulting in a dividend payout ratio of 44.8% of net income.  Management believes the overall equity level supports this payout ratio but feels that the ratio to net income will eventually decrease to more traditional industry standards.  The intention is to maintain the per share dividend while earnings increase which will more normalize the payout ratio.  During the nine-month period ended September 30, 2004, the Company sold 7,167 shares of treasury stock to participants of the Company’s Employee Stock Purchase Plan and received proceeds from the exercise of 20,089 options, each representing one share of common stock.

The adjustment for the change in net unrealized gain on available-for-sale securities, net of income taxes, totaled $401,000 for the nine-month period ended September 30, 2004.  Since all securities in the Company’s portfolio are classified as available-for-sale, both the assets and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The most significant market risk to which the Company is exposed is interest rate risk.  The business of the Company, through its wholly-owned bank subsidiary, and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities), which are funded by interest bearing liabilities (deposits and borrowings).  These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk.  None of the Company’s financial instruments are held for trading purposes.

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

There have been no significant changes in the quantitative and qualitative information about market risk provided in the December 31, 2003 Form 10-K

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures.

With the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")); as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that:

(a)

information required to be disclosed by the Company in this Quarterly Report on Form 10-Q would be accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure;

(b)

information required to be disclosed by the Company in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(c)

the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control over Financial Reporting.

There were no significant changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1:  Legal Proceedings.

There are no pending legal proceedings to which the Company or its subsidiaries are parties to or to which any of their property is subject except routine legal proceedings to which the Company or its subsidiaries are a party incident to the banking business.  None of such proceedings are considered by the Company to be material.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3:  Defaults upon Senior Securities.

None

Item 4:  Submission of Matters to a Vote of Security Holders.

None

Item 5:  Other Information.

None

Item 6:  Exhibits

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

UNITED BANCSHARES, INC.

Date:	November 15, 2004	By:/s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED SEPTEMBER 30, 2004

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

November 15, 2004

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

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

November 15, 2004

Exhibit 32.1

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, E. Eugene Lehman, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ E. Eugene Lehman

E. Eugene Lehman

Chief Executive Officer

Date: November 15, 2004

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

Exhibit 32.2

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: November 15, 2004

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

Possible Inadequacy of the Allowance for Loan Losses

The Corporation maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, trends in the level of non-performing assets and classified loans, current economic conditions in the primary lending area, past loss experience, possible losses arising from specific problem loans and changes in the composition of the loan portfolio. While the Board of Directors of the Corporation believe that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the final determination.

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