Form 10-K
period 2004-12-31
UNITED BANCSHARES INC/OH
filed 2005-03-25
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934, as amended

For the year ended December 31, 2004

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

Common Stock, no par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No ___

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ___.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes           No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $50,381,825, based upon the last sales price as quoted on the Nasdaq National Market as of June 30, 2004.

The number of shares of Common Stock outstanding as of January 31, 2005: 3,695,234.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2004 are incorporated by reference into Part II.  Portions of the Proxy Statement dated March 23, 2005 for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.

Business

General

United Bancshares, Inc. (the “Corporation”), an Ohio corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation was incorporated and organized in 1985.  The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.  As of December 31, 2004, the Corporation employs approximately 165 employees.  On March 7, 2003, following the receipt of approval from the appropriate regulatory authorities, the Corporation collapsed the charters of Citizens Bank of Delphos and the Bank of Leipsic and merged them into the charter of The Union Bank Company (“Union”).  Following the merger of the Corporation’s other two bank subsidiaries into The Union Bank Company, the Corporation is now a one-bank holding company, as that term is defined by the Federal Reserve Board.

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

General Description of Holding Company Subsidiaries and Recent Acquisition

As described in Note 2 of the consolidated financial statements contained in the Corporation’s Annual Report, The Union Bank Company acquired branches from RFC Banking Company, effective March 28, 2003.  Since the acquisition was accounted for as a purchase, only the operations of the branches subsequent to March 28, 2003 are included in the Corporation’s consolidated financial information.

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

Supervision and Regulation

Sarbanes-Oxley Act of 2002 - On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties within publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

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

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, including the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

*

expedited filing requirements for Forms 4;

*

disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

*

“real time” filing of periodic reports;

*

the formation of a public accounting oversight board;

*

auditor independence;

*

and various increased criminal penalties for violations of securities laws.

The SOA contains provisions, which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one or more years from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Other Statutes and Regulations

The following is a summary of certain other statutes and regulations affecting the Corporation and its subsidiary.  This summary is qualified in its entirety by reference to such statutes and regulations.

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

As an Ohio state-chartered bank, Union is supervised and regulated by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”).  The deposits of Union are insured by the FDIC and the bank is subject to the applicable provisions of the Federal Deposit Insurance Act.  A subsidiary of a bank holding company can be liable to reimburse the FDIC if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default.  In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies’ regulations on prompt corrective action guarantees a portion of the institution’s capital shortfall, as discussed below.

Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of Union, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies.  The risk-based capital guidelines include both a definition and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad risk categories.  The minimum ratio of total capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%.  At least 4% is to be comprised of common Shareholders’ equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”).  The remainder (“Tier 2 capital”) may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan losses.  The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including having the highest regulatory rating.  The minimum leverage ratio is 1%-2% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and for those banks experiencing or anticipating significant growth.  State non-member bank subsidiaries, such as Union are subject to similar capital requirements adopted by the FDIC.

The Corporation and its subsidiary currently satisfy all capital requirements.  Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.  The trust preferred securities issued in 2003, as described in Note 11 to the consolidated financial statements contained in the Corporation’s Annual Report, currently qualify as Tier I capital for regulatory purposes.  However, it is possible that regulations could change so that such securities do not qualify.

The federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks.  Under these regulations, institutions, which become undercapitalized, become subject to mandatory regulatory scrutiny and limitations that increase as capital decreases.  Such institutions are also required to file capital plans with their primary federal regulator, and their holding companies must guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes undercapitalized.

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

Deposit Insurance Assessments and Recent Legislation

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund (“BIF”), of which The Union Bank Company is a member.  The FDIC may increase assessment rates for the fund if necessary to restore the fund’s ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met.  The FDIC has established a risk-based assessment system for BIF members.  Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund.  The risk level is determined based on the institution’s capital level and the FDIC’s level of supervisory concern about the institution.

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

Statistical Financial Information Regarding the Corporation

The following schedules and table analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiary, as required under Securities Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation.

Available Information

The Corporation files various reports with the SEC, including forms 10-Q, 10-K, 11-K and 8-K as required.  The public may read and copy any filed materials with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information that the Corporation electronically files with the SEC.

Various information on the Corporation may also be obtained from the Corporation’s maintained website at http://www.theubank.com.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.

The following are the average balance sheets for the years ended December 31:

ASSETS	2004	2003	2002
	(dollars in thousands)
Interest-earning assets
Securities available-for-sale (1)
Taxable	$141,107	$118,575	$113,007
Non-taxable	54,337	42,947	23,011
Federal Home Loan Bank deposits	892	2,751	--
Federal funds sold	1,470	6,139	7,768
Loans (2)	297,732	280,303	242,688
Total interest-earning assets	495,538	450,715	386,474
Non-interest-earning assets
Cash and due from banks	9,302	7,774	15,142
Premises and equipment, net	6,986	6,575	5,889
Accrued interest receivable and other assets	16,859	16,269	3,644

Allowance for loan losses	(2,620)	(2,815)	(2,649)

	$526,065 =======	$478,518 =======	$408,500 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$127,199	$108,890	$ 70,708
Time deposits	218,962	231,006	218,595
Federal funds purchased	56	2,127	252
Junior subordinated deferrable interest debentures	10,300	7,500	0
Long-term debt	91,046	54,621	53,635
Total interest-bearing liabilities	447,563	404,144	343,190
Non-interest-bearing liabilities
Demand deposits	32,324	26,440	21,437
Accrued interest payable and other liabilities	2,928	5,929	4,017
	482,815	436,513	368,644
Shareholders' equity (3)	43,250	42,005	39,856
	$526,065 =======	$478,518 =======	$408,500 =======

(1)

Securities available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Loan balances include principal balances of non-accrual loans and loans held for sale

(3)

Shareholders’ equity includes average net unrealized appreciation (depreciation) on securities available-for-sale, net of tax.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

B.

The following tables set forth, for the years indicated, the condensed average balances of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.

	2004 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities available-for-sale (1)
Taxable	$141,107	$ 5,778	4.09%
Non-taxable (2)	54,337	3,305	6.08%
Federal Home Loan Bank deposits	892	7	0.78%
Federal funds sold	1,470	24	1.63%
Loans (3, 4)	297,732	19,003	6.38%
Total interest-earning assets	$495,538	$28,117	5.67%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$127,199	$735	0.58%
Time deposits	218,962	5,403	2.47%
Federal funds purchased	56	1	1.79%
Junior subordinated deferrable interest debentures	10,300	640	6.21%
Long-term debt	91,046	3,555	3.90%
Total interest-bearing liabilities	$447,563	$10,334	2.31%

Net interest income, tax equivalent basis		$ 17,783 ======
Net interest income as a percent of average interest-earning assets			3.59% =====

(1)

Securities, available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balance of non-accrual loans and loans held for sale.

(4)

Interest income on loans includes fees on loans of $1,044,932.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2003 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities available-for-sale (1)
Taxable	$118,575	$ 4,470	3.77%
Non-taxable (2)	42,947	2,720	6.33%
Federal Home Loan Bank deposits	2,751	41	1.49%
Federal funds sold	6,139	42	0.68%
Loans (3, 4)	280,303	18,428	6.57%
Total interest-earning assets	$450,715	$25,701	5.70%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	108,890	1,044	0.96%
Time deposits	231,006	6,167	2.67%
Federal funds purchased	2,127	21	0.99%
Junior subordinated deferrable interest debentures	7,500	480	6.40%
Advances from FHLB	54,621	2,355	4.31%
Total interest-bearing liabilities	$404,144	$10,067	2.49%

Net interest income, tax equivalent basis		$ 15,634 ======
Net interest income as a percent of average interest-earning assets			3.47% =====

(1)

Securities, available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balance of non-accrual loans and loans held for sale.

(4)

Interest income on loans includes fees on loans of $1,184,616.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2002 Average Balance	Interest	Average Rate
	(dollars in thousands)
INTEREST-EARNINGS ASSETS
Securities available-for-sale (1)
Taxable	$113,007	$ 5,827	5.16%
Non-taxable (2)	23,011	1,757	7.64%
Federal funds sold	7,768	178	2.29%
Loans (3, 4)	242,688	17,513	7.22%
Total interest-earning assets	$386,474	$25,275	6.54%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	70,708	916	1.30%
Time deposits	218,595	8,136	3.72%
Federal funds purchased	252	6	2.38%
Long-term debt	53,635	2,637	4.92%
Total interest-bearing liabilities	$343,190	$11,695	3.41%

Net interest income, tax equivalent basis		$ 13,580 =======
Net interest income as a percent of average interest-earning assets			3.51% =====

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

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.

	2004/2003_________
	Total Variance		Variance Attributable To Volume Rate
INTEREST INCOME	(dollars in thousands)
Securities -
Taxable	$ 1,308	$ 900	$ 408

Non-taxable	585	688	(103)

Federal Home Loan Bank deposits	(34)	(20)	(14)
Federal funds sold	(18)	(76)	58
Loans	575	1,112	(537)

	2,416	2,604	(188)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	(309)	227	(536)

Time deposits	(764)	(312)	(452)

Federal funds purchased	(20)	(118)	98

Borrowed Funds	1,360	1,595	(235)

	267	1,392	(1,125)

NET INTEREST INCOME	$ 2,149 =====	$ 1,212 =====	$ 937 =====

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2003/2002________
	Total Variance	Variance Attributable To Volume Rate
	(dollars in thousands)
INTEREST INCOME
Securities -
Taxable	$ (1,357)	$ 304	$ (1,661)

Non-taxable	963	1,522	(559)

Federal Home Loan Bank Deposits	41	41	--
Federal funds sold	(136)	(11)	(125)
Loans	915	2,479	(1,564)

	426	4,335	(3,909)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	128	247	(119)

Time deposits	(1,969)	497	(2,466)

Federal funds purchased	15	16	(1)

Borrowed Funds	198	647	(449)

	(1,628)	1,407	(3,035)

NET INTEREST INCOME	$ 2,054 ======	$ 2,928 ======	$ (874) ======

II.

INVESTMENT PORTFOLIO

A.

The carrying amount of securities available-for-sale as of December 31 are summarized as follows:

	2004	2003	2002
	(dollars in thousands)
U.S. Treasury and U.S. Government agency securities	$ 24,904	$ 21,769	$ 13,191
Obligations of states and political subdivisions	44,431	66,246	27,718
Mortgage-backed securities	144,229	82,436	110,098
Other	53	53	73
	$213,617 =======	$170,504 =======	$151,080 =======

The above excludes Federal Home Loan Bank stock amounting to $4,224,400 in 2004, $4,054,700 in 2003, and $3,896,700 in 2002.

B.

The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2004 are as follows:

		Maturing
	Within One Year	After One year But Within Five Years	After Five Years But Within Ten Years	After Ten Years
	(dollars in thousands)
U.S. Treasury and U.S. Government agency securities	$ 0	$ 13,838	$ 11,066	$ 0
Obligations of states and political subdivisions	2,104	11,219	21,084	10,024
Mortgage-backed securities (2)	6,418	61,580	49,812	26,419

	$ 8,522 =====	$ 86,637 ======	$ 81,962 ======	$ 36,443 ======

Weighted average yield (1)	4.26% =====	4.42% ======	4.83% =======	4.99% =======

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

C.

Excluding those holdings in the investment portfolio of U.S. Treasury and U.S. Government agency securities, there was only one security which exceeded 10% of Shareholders’ equity at December 31, 2004.  This security was a variable rate CMO, with a $11,984,000 book value as of December 31, 2004.

III.

LOAN PORTFOLIO

A.

Types of Loans – Total loans, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	2004	2003	2002	2001	2000
	(dollars in thousands)
Commercial and agricultural	$ 172,818	$ 167,423	$ 132,148	$ 108,707	$ 90,262
Real estate mortgage	112,786	108,180	98,425	119,579	70,152
Consumer loans to individuals	20,987	16,618	12,982	15,709	18,537
	$ 306,591 =======	$ 292,221 =======	$ 243,555 =======	$ 243,995 =======	$ 178,951 =======

There are no lease financing receivables and real estate construction loans are not significant in any year.

CONCENTRATIONS OF CREDIT RISK – The Corporation’s depository institution subsidiary grants commercial, real estate, installment, and credit card loans to customers primarily located in Northwestern Ohio.  Commercial loans include loans collateralized by business assets and agricultural loans collateralized by crops and farm equipment.  As of December 31, 2004, commercial and agricultural loans make up approximately 56% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses.  As of December 31, 2004, real estate mortgage loans make up approximately 37% of the loan portfolio and are collateralized by first mortgages on residential real estate.  As of December 31, 2004, consumer loans to individuals make up approximately 7% of the loan portfolio and are primarily collateralized by consumer assets.

B.

Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2004 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing	Commercial and Agricultural
(dollars in thousands)

Within one year	$ 70,216
After one year but within five years	68,999
After five years	33,603
$ 172,818 =======

III.

LOAN PORTFOLIO (CONTINUED)

Interest Sensitivity
	Fixed Rate	Variable Rate	Total
(dollars in thousands)
Due after one year but within five years	$ 57,208	$ 11,791	$ 68,999
Due after five years	4,474	29,129	33,603
	$ 61,682 ======	$ 40,920 ======	$ 102,602 =======

C.

Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans – The following table summarizes non-accrual, past due, restructured and impaired loans at December 31:

	2004	2003	2002	2001	2000
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$ 2,135	$ 1,625	$ 1,288	$ 665	$ 360
(b) Accruing loans that are contractually past due 90 days or more as to interest or principal payments	707	1,207	410	836	1,359
(c) Loans not included in (a) or (b) which are "Troubled Debt Restructurings" as defined by Statement of Financial Accounting Standards No. 15	--	--	--	--	--

	$2,842 =====	$2,832 =====	$1,698 =====	$1,501 =====	$1,719 =====

Management believes the allowance for loan losses at December 31, 2004 is adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

III.

LOAN PORTFOLIO (CONTINUED)

The following is reported for the year ended December 31, 2004:

2004 (dollars in thousands)

Gross interest income that would have been recorded in 2004 on non-

accrual loans outstanding at December 31, 2004 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period

$ 294

Interest income actually recorded on non-accrual loans and included in net income for the period	108

Interest income not recognized during the period	$ 186 ======

1.

Discussion of the non-accrual policy

The accrual of interest income is discontinued when the collection of a loan or interest, in whole or in part, is doubtful.  When the accrual of  interest is discontinued, all interest income accrued but uncollected is reversed.  While loans which are past due 90 days or more as to interest or principal payments are considered for non-accrual status, management may elect to continue the accrual of interest when the estimated net realizable value of collateral, in management’s judgment, is sufficient to cover the principal balance and accrued interest.  These policies apply to both commercial and real estate loans.

2.

Potential problem loans

As of December 31, 2004, in addition to the $2,842,000 of loans reported under Item III. C, there are approximately $12,302,000 in other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C, at some future date.  Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Item III. C above.  To the extent that such loans are not included in the $12,302,000 in potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

3.

Foreign outstandings

None

4.

Loan concentrations

At December 31, 2004, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated approximately $52,529,000.  At December 31, 2004, there were $414,000 in agricultural commercial loans, which were accounted for on a non-accrual basis; and there were $177,000 accruing agricultural commercial loans which were contractually past due ninety days or more as to interest or principal payments.

D.

Other interest-bearing assets

As of December 31, 2004, there were no other interest-bearing assets that are required to be disclosed.

IV.

SUMMARY OF LOAN LOSS EXPERIENCE

A.

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2004	2003	2002	2001	2000
LOANS	(dollars in thousands)
Loans outstanding at end of period (1)	$ 306,591 =======	$ 292,221 =======	$ 243,555 =======	$ 243,995 =======	$ 178,951 =======
Average loans outstanding during period	$ 297,732 =======	$ 280,303 =======	$ 242,688 =======	$ 264,243 =======	$ 175,743 =======
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$ 2,768	$ 2,785	$ 2,592	$ 1,936	$ 1,673
Addition of allowance for acquired subsidiary - Citizens Bank of Delphos	--	--	--	721	--
Loans charged off - Commercial and agricultural	(530)	(82)	(149)	(113)	(58)
Real estate mortgage	(116)	(362)	(215)	(83)	(1)
Consumer loans to individuals	(203)	(211)	(291)	(379)	(313)
	(849)	(655)	(655)	(575)	(372)
Recoveries of loans previously charged off -
Commercial and agricultural	91	9	23	--	15
Real estate mortgage	34	107	17	13	--
Consumer loans to individuals	136	72	86	48	118
	261	188	126	61	133
Net loans charged off	(588)	(467)	(529)	(514)	(239)
Provision for loan losses	577	450	722	449	502

Balance at end of period	$ 2,757 =====	$ 2,768 =====	$ 2,785 =====	$ 2,592 =====	$ 1,936 =====

Ratio of net charge-offs during the period to average loans outstanding during the period	0.20% =====	0.17% =====	0.22% =====	0.19% =====	0.14% =====

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

IV.

SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

B.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	(dollars in thousands)
	December 31, 2004		December 31, 2003
Commercial and agricultural	$ 1,937	70.3%	$ 1,758	57.3%
Real Estate mortgages	543	19.7%	469	37.0%
Consumer loans to individuals	262	9.5%	399	5.7%
Unallocated	15	N/A	142	N/A
	$ 2,757 ======	100.0% ======	$ 2,768 ======	100.0% ======

	December 31, 2002		December 31, 2001
Commercial and agricultural	$ 1,465	54.3%	$ 1,288	44.6%
Real Estate mortgages	592	40.4%	617	49.0%
Consumer loans to individuals	581	5.3%	383	6.4%
Unallocated	147	N/A	304	N/A
	$ 2,785 ======	100.0% ======	$ 2,592 ======	100.0% ======

	December 31, 2000
Commercial and agricultural	$ 845	50.4%
Real Estate mortgages	263	39.2%
Consumer loans to individuals	293	10.4%
Unallocated	535	N/A
	$ 1,936 ======	100.0% ======

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.

DEPOSITS

A.&B.

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	(dollars in thousands)
	2004 Average Amount	2004 Average Rate	2003 Average Amount	2003 Average Rate

Savings and interest- bearing demand deposits	$ 127,199	0.58%	$ 108,890.96%
Time deposits	218,962	2.47%	231,006	2.67%
Demand deposits (non-interest bearing)	32,324	--	26,440	--
	$ 378,485 =======		$ 366,336 =======

	2002 Average Amount	2002 Average Rate

Savings and interest- bearing demand deposits	$ 70,708	1.30%
Time deposits	218,595	3.72%
Demand deposits (non-interest bearing)	21,437	--
	$ 310,740 =======

C.&E.

There were no foreign deposits in any periods presented

D.

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2004 are summarized as follows:

Three months or less	$ 4,797
Over three months and through six months	2,406
Over six months and through twelve months	3,039
Over twelve months	18,583

$28,825 ======

VI.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2004	2003	2002
(dollars in thousands)

Average total assets	$ 526,065 =======	$ 478,518 =======	$ 408,500 =======
Average shareholders' equity (1)	$ 43,250 =======	$ 42,005 =======	$ 39,856 =======
Net income (4)	$ 3,088 =======	$ 3,691 =======	$ 6,366 =======
Cash dividends declared	$ 1,617 =======	$ 1,606 =======	$ 1,586 =======

Return on average total assets (3)	0.59% =====	0.77% =====	0.63% =====
Return on average shareholders' equity (3)	7.14% =====	8.79% =====	6.42% =====
Dividend payout ratio (2)(3)	52.36% =====	43.51% =====	61.98% ======
Average shareholders' equity to average total assets	8.22% =====	8.78% =====	9.76% =====

(1)

Average Shareholders’ equity includes average unrealized appreciation or depreciation on securities available-for-sale.

(2)

Dividends declared divided by net income.

(3)

2002 ratios exclude the cumulative effect of the change in accounting principle.  See Note 1 of Audited Consolidated Financial Statements in the 2004 Annual Report.

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

In addition to the aforementioned properties, The Union Bank Company leases approximately 2,000 square feet of office space at 445 East Wooster Street, Bowling Green, Ohio.  The property is operated as a full-service banking center.

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

No matter was submitted to a vote of shareholders during the quarter ended December 31, 2004.

PART II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters

There were approximately 1,673 shareholders of record as of January 31, 2005.   There were no purchases by the Corporation of its securities during the quarterly period ended December 31, 2004.  Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2004 (“Annual Report”), which is included herein as Exhibit 13.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance.
	(a)	(b)	(c)
Equity compensation plans approved by security holders	66,887	$10.86	68,603
Equity compensation plans not approved by security holders	---	---	---
Total	66,887	$10.86	68,603

Item 6.

Selected Financial Data

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2004 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from pages 4 through 12 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2004 (“Annual Report”), which is included herein as Exhibit 13.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference from pages 10 and 11 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2004 (“Annual Report”), which is included herein as Exhibit 13.

Item 8.

Financial Statements and Supplementary Data

The information required herein is incorporated by reference from page 13 through 45 of United Bancshares’ Annual Report to Shareholders for 2004 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Corporation’s chief executive officer and its chief financial officer are charged with making an evaluation of the Corporation’s disclosure controls and procedures.  These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods.  Based upon such evaluation, the Corporation’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this annual report.

Changes in Internal Controls Over Financial Reporting.  There have been no significant changes during the quarter ended December 31, 2004 in the Corporation’s internal controls over financial reporting  (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) or in other factors that could significantly affect the controls over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors and Executive Officers of the Registrant

The information required herein concerning Directors and Executive Officers is contained under the captions “Election of Directors” and “Directors and Executive Officers” of the Corporation’s definitive proxy statement dated March 23, 2005, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the caption “Audit Committee Report” of the Corporation’s proxy statement dated March 23, 2005, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s procedures for the nomination of Directors is contained under the caption “Committees of the Board of Directors” in the Corporation’s definitive proxy statement dated March 23, 2005, which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement dated March 23, 2005, which is incorporated herein by reference.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to all employees of the Corporation, including the Corporation’s principal executive officer and principal financial and accounting officer.  A copy of the Code of Ethics is included as Exhibit 14 to this Annual Report on Form 10-K.

Item 11.

Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Directors and Executive Officers” in the Corporation’s definitive proxy statement dated March 23, 2005, which is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Voting Securities” in the Corporation’s definitive proxy statement dated March 23, 2005, which is incorporated herein by reference.

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

Item 14.

Principal Accountant Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement dated March 23, 2005, which is incorporated herein by reference.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)

1.

Financial Statements –

The information required herein is filed as part of this report and is set forth in the United Bancshares’ Annual Report to Shareholders for 2004 (“Annual Report”), which is included herein as Exhibit 13.

2.

Financial Statement Schedules -

None.

3.

Exhibits Required by Item 601 Regulations S-K -

The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit No.
3.1	Articles of Incorporation	(1)
3.2	Regulations	(1)
10 10.1 10.2 10.3 10.4 10.5 10.6 13

Material Contracts

     Preferred Trust Securities, Placement and Debenture agreements

     Employment Agreement – Daniel W. Schutt

     Severance Agreement – E. Eugene Lehman

     Agreement – Brian D. Young

      Salary Continuation Agreement - Brian D. Young

     Executive Supplemental Income Agreement - Bonita Selhorst

Annual Report to Shareholders - 2004

		(2) (2) (2) (2) (2) (2) (2)
14	Code of Ethics	(2)
21	Subsidiaries	(2)
23	Consent of Independent Accountants	(2)
31.1	Rule 13a-14(a)/15d-14(a) CEO's Certification	(2)

31.2	Rule 13a-14(a)/15d-14(a) CFO's Certification	(2)

32.1	Section 1350 CEO's Certification	(2)

32.2	Section 1350 CFO's Certification	(2)

99	Safe Harbor under The Private Securities Litigation Reform Act of 1995

	(1) Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
	(2) Included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCSHARES, INC.

By: /s/ DANIEL W. SCHUTT Daniel W. Schutt, CEO, President

By: /s/ BRIAN D. YOUNG Brian D. Young, Chief Financial Officer

Date:  March 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ P. DOUGLAS HARTER P. Douglas Harter	Director	March 25, 2005

/s/ DANIEL W. SCHUTT Daniel W. Schutt	Director	March 25, 2005

/s/ JAMES N. REYNOLDS James N. Reynolds	Director	March 25, 2005

/s/ H. EDWARD RIGEL H. Edward Rigel	Director	March 25, 2005

/s/ DAVID P. ROACH David P. Roach	Director	March 25, 2005

/s/ JOE S. EDWARDS Joe S. Edwards	Director	March 25, 2005

/s/ ROBERT M. SCHULTE Robert M. Schulte	Director	March 25, 2005

/s/ ROBERT L. BENROTH Robert L. Benroth	Director	March 25, 2005
/s/ ROBERT L. DILLHOFF Robert L. Dillhoff	Director	March 25, 2005

Exhibit 31.1

CERTIFICATION - CEO

In connection with the Annual Report of United Bancshares, Inc. on Form 10-K for the year ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, President and Chief Executive Officer of United Bancshares, Inc., certify, that:

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

b. Evaluated the effectiveness of the registrant's disclosure control and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

/s/ DANIEL W. SCHUTT

Daniel W. Schutt

President and Chief Executive Officer

March 25, 2005

Exhibit 31.2

CERTIFICATION - CFO

In connection with the Annual Report of United Bancshares, Inc. on Form 10-K for the year ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer of United Bancshares, Inc., certify, that:

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

b. Evaluated the effectiveness of the registrant's disclosure control and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

March 25, 2005

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of United Bancshares, Inc. (the "Corporation") on Form 10-K for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, Chief Executive Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ DANIEL W. SCHUTT

Daniel W. Schutt

Chief Executive Officer

Date: March 25, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of United Bancshares, Inc. (the "Corporation") on Form 10-K for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: March 25, 2005