Form 10-Q
period 2005-03-31
UNITED BANCSHARES INC/OH
filed 2005-05-12
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 20, 2005: 3,707,274

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1

United Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 6,805,061	$ 9,187,378
Interest-bearing deposits in other banks	306,831	867,571
Federal funds sold	1,460,000	4,517,000
Total cash and cash equivalents	8,571,892	14,571,949

SECURITIES, available-for-sale	207,156,737	213,617,118
FEDERAL HOME LOAN BANK STOCK, at cost	4,271,200	4,224,400
LOANS HELD FOR SALE	794,613	801,066

LOANS	311,238,662	305,789,653
Allowance for loan losses	(2,834,871)	(2,757,491)
Net loans	308,403,791	303,032,162

PREMISES AND EQUIPMENT, net	6,582,000	6,720,388
GOODWILL	7,282,013	7,282,013
OTHER ASSETS, including accrued interest receivable
and other intangible assets	9,549,784	9,074,107

TOTAL ASSETS	$ 552,612,030	$ 559,323,203

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 30,717,806	$ 37,476,832
Interest bearing	338,939,240	332,290,064
Total deposits	369,657,046	369,766,896

Long-term debt	127,324,081	131,958,033
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	1,852,233	3,069,087

Total liabilities	509,133,360	515,094,016

SHAREHOLDERS' EQUITY
Common stock, $1 stated value, 4,750,000 shares
authorized, 3,760,557 shares issued	3,760,557	3,760,557
Surplus	14,651,596	14,598,030

Retained earnings	26,804,715	26,166,782
Accumulated other comprehensive income (loss)	(986,299)	713,857
Treasury stock, 53,283 shares at March 31, 2005 and 71,576 shares at December 31, 2004, at cost	(751,899)	(1,010,039)
Total shareholders' equity	43,478,670	44,229,187

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 552,612,030	$ 559,323,203

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
	2005	2004

INTEREST INCOME
Loans, including fees	$ 4,959,127	$ 4,567,866
Securities:
Taxable	1,872,057	1,012,403
Tax-exempt	421,921	618,431
Other	24,184	6,725
Total interest income	7,277,289	6,205,425

INTEREST EXPENSE
Deposits	1,415,414	1,824,984
Other borrowings	1,416,993	726,997
Total interest expense	2,832,407	2,551,981

NET INTEREST INCOME	4,444,882	3,653,444

PROVISION FOR LOAN LOSSES	150,000	75,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,294,882	3,578,444

NON-INTEREST INCOME
Gain on sales of loans	84,301	208,173
Gain on sales of securities Other	46,420 532,456	206,158 455,946
Total non-interest income	663,177	870,277

NON-INTEREST EXPENSES	3,521,253	3,432,269

Income before income taxes	1,436,806	1,016,452
PROVISION FOR INCOME TAXES	354,000	172,000
NET INCOME	$ 1,082,806	$ 844,452

NET INCOME PER SHARE
Basic:	$ 0.29	$ 0.23

Weighted average common shares outstanding	3,705,980	3,655,528

Diluted:	$ 0.29	$ 0.23

Weighted average common shares outstanding	3,718,373	3,699,967

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity (Unaudited)
Three months ended March 31, 2005 and 2004

	Common		Retained	Accumulated Other	Treasury
	Stock	Surplus	Earnings	Comprehensive Income	Stock	Total
BALANCE AT DECEMBER 31, 2004	$ 3,760,557	14,598,030	26,166,782	713,857	(1,010,039)	$ 44,229,187

Net income			1,082,806			1,082,806
Change in unrealized gain on securities, net of tax				(1,700,156)		(1,700,156)
Total comprehensive loss						(617,350)

Dividends declared ($0.12 per share)			(444,873)			(444,873)
Exercise of stock options		53,200			169,901	223,101
6,253 shares issued in connection with the Corporation’s Employee Stock Purchase Plan		366			88,239	88,605

BALANCE AT MARCH 31, 2005	$ 3,760,557	14,651,596	26,804,715	(986,299)	(751,899)	$ 43,478,670

	Common		Retained	Accumulated Other	Treasury
	Stock	Surplus	Earnings	Comprehensive Income	Stock	Total
BALANCE AT DECEMBER 31, 2003	$ 3,740,468	14,459,593	24,697,441	1,055,610	(1,242,699)	$ 42,710,413

Net income			844,452			844,452
Change in unrealized gain on securities, net of tax				795,109		795,109
Total comprehensive income						1,639,561

Dividends declared ($0.11 per share)			(402,107)			(402,107)

3,124 shares issued in connection with the Corporation’s Employee Stock Purchase Plan			(1,906)		44,080	42,174
BALANCE AT MARCH 31, 2004	$ 3,740,468	14,459,593	25,137,880	1,850,719	(1,198,619)	$ 43,990,0410

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2005	2004

Cash flows from operating activities	$ 744,073	$ 688,050

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from sales or maturities	3,899,664	8,770,988
Net decrease (increase) in loans	(5,597,082)	(3,597,155)
Expenditures for premises and equipment	(27,831)	(142,961)
Net cash from investing activities	(1,725,249)	5,030,872

Cash flows from financing activities:
Net change in deposits	(28,661)	818,449
Long-term borrowings, net of repayments	(4,633,952)	(6,388,147)
Proceeds from issuance of common stock	88,605	42,174
Cash dividends paid	(444,873)	(402,107)
Net cash from financing activities	(5,018,881)	(5,929,631)

Net change in cash and cash equivalents	(6,000,057)	(210,709)

Cash and cash equivalents:
At beginning of period	14,571,949	11,095,121
At end of period	$ 8,571,892	$ 10,884,412

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

For the period ended March 31, 2005

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiary (the “Corporation”) reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary.  Significant inter-company accounts and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Corporation conform to generally accepted practices within the banking industry.  The Corporation considers all of its principal activities to be banking related.

Note 2 – Junior Subordinated Deferrable Interest Debentures

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (United Trust) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation.  The debentures mature on March 26, 2033, which date may be shorten to March 26, 2008, if certain conditions are met, as well as quarterly thereafter.  The interest rate of the debentures is fixed at 6.40% for a five-year period through March 2008.  Thereafter, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.  Interest expense on the debentures amounted to $160,000 for the quarters ended March 31, 2005 and 2004 and is included in interest expense-borrowings in the accompanying consolidated statements of income.

Each issue of the trust preferred securities carries an interest rate identical to that of the related debenture.  The securities have been structured to qualify as Tier I capital for regulatory purposes and the dividends paid on such are tax deductible.  However, the securities cannot be used to constitute more than 25% of the Corporation’s core tax Tier I capital under Federal Reserve Board guidelines inclusive of these securities.

NOTE 3 - Securities

The amortized cost and fair value of available-for-sale securities as of March 31, 2005 and December 31, 2004 are as follows (dollars in thousands):

	March 31, 2005		December 31, 2004
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury and agencies	$ 29,613	$ 28,943	$ 25,078	$ 24,904
Obligations of states and political subdivisions	41,106	41,186	43,513	44,431
Mortgage-backed	137,878	136,975	143,891	144,229
Other	53	53	53	53

Total	$ 208,650 ========	$ 207,157 =======	$ 212,535 =======	$ 213,617 =======

A summary of gross unrealized gains and losses on available-for-sale securities at March 31, 2005 and December 31, 2004 follows (dollars in thousands):

	March 31, 2005		March 31, 2004
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

U.S. Treasury and agencies	$ 0	$ 670	$ 1	$ 175
Obligations of states and political subdivisions	420	340	1,001	83
Mortgage-backed	642	1,545	992	654

Total	$1,062 ========	$ 2,555 =======	$ 1,994 =======	$ 912 =======

NOTE 4 - Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects are as follows for the three-month periods ended March 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Unrealized holding gains (losses) on available-for-sale securities	$ (2,530)	$ 1,411
Reclassification adjustments for securities gains realized to income	(46)	(206)

Net unrealized gains (losses)	(2,576)	1,205

Tax effect	(876)	410

Net-of-tax amount	$ (1,700) =======	$ 795 ======

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended March 31,
	2005	2004
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.78%	0.68%
Average shareholders’ equity (a)	9.88%	7.80%
Net interest margin (a)	3.57%	3.50%
Efficiency ratio (a)(b)	66.12%	70.88%
Average shareholders’ equity to average assets	7.85%	8.76%
Loans to deposits (end of period) (c)	84.41%	75.98%
Allowance for loan losses to loans (end of period) (d)	0.91%	0.91%
Cash dividends to net income	41.09%	47.62%

PER SHARE DATA
Book value per share	$11.73	$12.03

(a) Net income to average assets, net income to average shareholders’ equity and net interest margin are presented on an annualized basis.  Net interest margin is calculated using fully-tax equivalent net interest income as a percentage of average interest earning assets.

(b) Efficiency ratio is a ratio of non-interest expense as a percentage of fully tax equivalent net interest income plus non-interest income.

(c) Includes loans held for sale.

(d) Excludes loans held for sale.

Introduction

When or if used in the Corporation’s Securities and Exchange Commission filings or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases:  “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “is estimated,” “is projected,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Any such statements are subject to the risks and uncertainties that include but are not limited to:  changes in economic conditions in the Corporation’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation’s market area, and competition.  All or some of these factors could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The Corporation cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date made, and advises readers that various factors including regional and national economic conditions, substantial changes in the levels of market interest rates, credit and other risks associated with lending and investing activities, and competitive and regulatory factors could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected.  The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of the financial results.

United Bancshares, Inc. (the “Corporation”), an Ohio corporation, is a bank holding Corporation registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation was incorporated and organized in 1985.  The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.  Following the merger of the Corporation’s other two bank subsidiaries into The Union Bank Company (Columbus Grove, Ohio) in March 2003, the Corporation is now a one-bank holding company, as that term is defined by the Federal Reserve Board.

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

The Corporation is registered as a Securities Exchange Act of 1934 (defined as Exchange Act later) reporting company.

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2005, the Corporation reported net income of $1,083,000, or $0.29 basic earnings per share. This compares to first quarter 2004 net earnings of $844,000, or $0.23 basic earnings per share.  Compared with the same period in 2004, first quarter 2005 net income increased $239,000 or 28.2%.  The $239,000 increase was primarily the result of a $791,000 increase in the Corporation’s net interest income, offset by a decrease of $124,000 in gain on sales of loans, a decrease of $160,000 in gain on sales of securities, and increases of $89,000 and $75,000 in non-interest expenses and the provision for loan losses, respectively.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.  Net interest income was $4,445,000 for the first quarter of 2005, compared to $3,653,000 for the same period of 2004.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets.  The resultant percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer companies.  For the three months ended March 31, 2005, the net interest yield (on a taxable equivalent basis) was 3.57% compared with 3.50% for the same period of 2004.  Management believes that this increase was primarily the result of its interest rate pricing strategies.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s continuing calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risk and general economic conditions in the Corporation’s markets.  As a result of management’s analysis, a $150,000 provision for loan losses was made for the first quarter of 2005, compared to a $75,000 provision for the same period in 2004.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgages, gain on sales of security investments, customer deposit account fees, and income arising from sales of products, such as investments to customers.  The income related to deposit accounts provides a relatively steady flow of income while the other sources are more volume-related and can vary from quarter to quarter.

Gain on sales of loans amounted to $84,000 for the quarter ended March 31, 2005, compared to $208,000 for the comparable 2004 period.  The quarterly gain included capitalized servicing rights of $56,000 and $107,000 on $5.5 million and $12.9 million originated loan sales during the quarters ended March 31, 2005 and 2004, respectively. The balance of the gain on sales of loans represented cash gains.  Additionally, during the quarter ended March 31, 2005, the Corporation realized a gain on the sales of securities of $46,000, compared to $206,000 for the quarter ended March 31, 2004.

Non-Interest Expenses

For the quarter ended March 31, 2005, non-interest expenses totaled $3,521,000, compared to $3,432,000 for the comparable period of 2004, an $89,000 increase (2.6%).  Management believes that the $89,000 increase is acceptable considering the increases in costs of conducting business and the asset growth that the Corporation has experienced over the past year.  In addition, the first quarter operating results included an adjustment to the provision for stock options based on the Corporation’s closing stock price as of March 31, 2005.  As a result of this adjustment, non-interest expenses were reduced by $75,000. The Corporation’s efficiency ratio for the first quarter of 2005 was 66.12%, compared to 70.88% for the same period of 2004.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2005 was $354,000, or 24.6% of income before income taxes, compared to $172,000, or 16.9%, for the comparable 2004 period.  The increase in the effective tax rate was due to tax-exempt interest comprising a smaller portion of pre-tax income for the 2005 period.

Return on Assets

Return on average assets was 0.78% for the first quarter of 2005, compared to 0.68% for the comparable quarter of 2004.   The increase in average return on assets was due to a larger proportionate increase in net income, compared to the increase in asset base.

Return on Equity

Return on average equity for the first quarter of 2005 was 9.88% compared to 7.80% for the same period of 2004.  This increase was partly due to the decrease in the Corporation’s equity as the result of a reduction in the unrealized  loss for the investment securities portfolio as of March 31, 2005.  The Corporation and Union met all regulatory capital requirements and Union is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at March 31, 2005, net of the allowance for loan losses, increased $5.4 million (1.8%) from December 31, 2004.  Securities available-for-sale decreased $6.5 million (3.0%) during this three-month period.  Deposits during this same period decreased $110,000.  Long-term borrowings decreased $4.6 million during the three-month period.

Shareholders’ equity decreased from $44.2 million at December 31, 2004 to $43.5 million at March 31, 2005.  This decrease was primarily the result of a change in unrealized gain (loss) on securities, net of tax ($1.7 million) and by the payment of dividends ($445,000), offset by net income ($1.1 million), the exercise of stock options ($223,000), and the sale of treasury stock ($89,000). The aforementioned $1.7 million net of tax decrease in unrealized securities gains from December 31, 2004, was primarily the result of customary and expected changes in the bond market.  At the present, the Corporation has both the ability and intent to hold securities in a loss position until such time as the market conditions change or the respective securities mature.  Consequently, such losses are considered to be temporary and have not been reflected in the Corporation’s earnings results.  The change in unrealized gain (loss) is reflected in the Shareholders’ Equity, Accumulated other comprehensive income (loss) in the equity section of the balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents totaled $8.6 million at March 31, 2005 compared to $14.6 million at December 31, 2004, including Federal funds sold at March 31, 2005 of $1.5 million and $4.5 million at December 31, 2004.

Management believes the current balance of cash and cash equivalents adequately serves the Corporation’s liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs.  Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

Securities

At March 31, 2005, securities totaled $207.2 million, a decrease of $6.5 million from December 31, 2004.  All of the Corporation’s securities are classified as available-for-sale.  Management believes the available-for-sale classification provides flexibility for the Corporation in terms of selling securities as well as interest rate risk management opportunities.  At March 31, 2005, the amortized cost of the Corporation’s securities totaled $208.7 million, resulting in net unrealized losses of approximately $1.5 million and a corresponding after tax decrease in shareholders’ equity of $986,000.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings.

Loans

The Corporation’s lending is primarily centered in northwestern and west central Ohio.  A primary focus in these markets is the agribusiness industry.  Gross loans (including loans held for sale) totaled $312.0 million at March 31, 2005 compared to $306.6 million at December 31, 2004, an increase of  $5.4 million (1.8%).

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans (excluding loans held for sale) was 0.91% at March 31, 2005 and December 31, 2004.  Management believes the level of allowance is adequate given the composition of and risk inherent in the loan portfolio of Union.  Throughout 2005, management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004, respectively:

	(dollars in thousands)

	2005	2004
Balance, beginning of period	$2,757	$2,768

Charge offs	(133)	(205)
Recoveries	61	39
Net charge offs	(72)	(166)

Provision for loan losses	150	75
Balance, end of period	$2,835 =====	$2,677 =====

Loans on non-accrual status as a percentage of outstanding loans were 0.45% at March 31, 2005, compared to 0.70% at December 31, 2004.  Non-accrual loans totaled $1,416,000 and $2,135,000 at March 31, 2005 and December 31, 2004, respectively.  Management believes the current level of non-accrual loans is acceptable and is a reflection of the quality of Union’s loan portfolio as well as the adequacy of staffing levels devoted to monitoring and pursuing the collection of these credits.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Corporation, totaling $369.7 million, or 72.9% of the Corporation’s funding sources at March 31, 2005.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 8.3% of total deposits at March 31, 2005.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements.  These borrowings consisted of FHLB borrowings totaling $63.3 million and $68.0 million at March 31, 2005 and December 31, 2004, respectively, and repurchase agreements totaling $64 million at March 31, 2005 and December 31, 2004.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the quarter ended March 31, 2005, the Corporation had net income of $1,083,000 from traditional operations and dividends of $445,000, resulting in a dividend payout ratio of 41.09% of net income.  Management believes the overall equity level supports this payout ratio but feels that the ratio to net income will eventually decrease to more traditional industry standards.  During the first quarter of 2005 and 2004, the Corporation transferred 6,253 and 3,124 shares, respectively of treasury stock to participants of the Corporation’s Employee Stock Purchase Plan.

The change in net unrealized gain (loss) on available-for-sale securities, net of income taxes, was $1.7 million for the quarter ended March 31, 2005.  Since all the securities in the Corporation’s portfolio are classified as available-for-sale, both the securities and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

The Corporation has also complied with the standards of capital adequacy mandated by the banking industry.  Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.  A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet and to certain off-balance sheet commitments.

Liquidity and Interest Rate Sensitivity

The objective of the Corporation’s asset/liability management function is to maintain consistent growth in net interest income through management of the Corporation’s balance sheet liquidity and interest rate exposure based on changes in economic conditions, interest rate levels, and customer preferences.

The Corporation manages interest rate risk to minimize the impact of fluctuating interest rates on earnings.  The Corporation uses simulation techniques that attempt to measure the volatility of changes in the level of interest rates, basic banking interest rate spreads, the shape of the yield curve, and the impact of changing product growth patterns.  The primary method of measuring the sensitivity of earnings of changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior.  These simulations include adjustments for the lag in prime loan repricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings and money market deposit accounts.

The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates.  The Corporation closely monitors the sensitivity of its assets and liabilities on an ongoing basis and projects the effect of various interest rate changes on its net interest margin.  Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or reprice within a designated time frame.  The difference between rate sensitive assets and rate sensitive liabilities for a specified period of time is know as “gap”.

Management believes the Corporation’s current mix of assets and liabilities provides a reasonable level of risk related to significant fluctuations in net interest income and the resulting volatility of the Corporation’s earning base.  The Corporation’s management reviews interest rate risk in relation to its effect on net interest income, net interest margin, and the volatility of the earnings base of the Corporation.

Effects of Inflation on Financial Statements

Substantially all of the Corporation’s assets relate to banking and are monetary in nature.  Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment.  During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power.  In the banking industry, typically monetary assets exceed monetary liabilities.  Therefore, as prices have recently increased, financial institutions experienced a decline in the purchasing power of their net assets.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The most significant market risk to which the Corporation is exposed is interest rate risk.  The business of the Corporation and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities), which are funded by interest bearing liabilities (deposits and borrowings).  These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk.  None of the Corporation’s financial instruments are held for trading purposes.

The Corporation manages interest rate risk regularly through its Asset Liability Committee.  The Committee meets on a regular basis and reviews various asset and liability management information, including but not limited to, the bank’s liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.

The Corporation monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interest rates.  This analysis is performed by estimating the expected cash flows of the Corporation’s financial instruments using interest rates in effect at year-end.  For the fair value estimates, the cash flows are then discounted to year-end to arrive at an estimated present value of the Corporation’s financial instruments.  Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates.  For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows.  The Corporation applies these interest rate “shocks” to its financial instruments up and down 200 basis points.

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

(a)

information required to be disclosed by the Corporation in this Quarterly Report on Form 10-Q would be accumulated and communicated to the Corporation’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure;

(b)

information required to be disclosed by the Corporation in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(c)

the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Corporation and its consolidated subsidiary is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control over Financial Reporting.

There were no significant changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1:  Legal Proceedings.

There are no pending legal proceedings to which the Corporation or its subsidiary are a party or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiary are a party incident to the banking business.  None of such proceedings are considered by the Corporation to be material.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3:  Defaults upon Senior Securities.

None

Item 4:  Submission of Matters to a Vote of Security Holders.

None

Item 5:  Other Information.

Schedule 14A was filed on March 23, 2005, Notice of Annual Meeting of Shareholders and related Proxy.

Item 6:  Exhibits

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

UNITED BANCSHARES, INC.

Date:	May 12, 2005	By:/s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED MARCH 31, 2005

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

(4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

May 12, 2005

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

(4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

May 12, 2005

Exhibit 32.1

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Daniel W. Schutt

Daniel W. Schutt

Chief Executive Officer

Date: May 12, 2005

*This certification is being furnished as required by Rule 13a –14(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 1350 of Chapter 63 of Title 18 of the United States Code, and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except as otherwise stated in such filing.

Exhibit 32.2

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: May 12, 2005

*This certification is being furnished as required by Rule 13a –14(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 1350 of Chapter 63 of Title 18 of the United States Code, and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except as otherwise stated in such filing.

Exhibit 99.1

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. United Bancshares, Inc. ("Corporation") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

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

Legislation and Regulation that may Adversely Affect the Corporation's Earnings

The Corporation is subject to extensive regulation by the State of Ohio, Division of Financial Institutions (the “ODFI”), the Federal Reserve Bank (the “FED”), and the Federal Deposit Insurance Corporation (the "FDIC") and is periodically examined by such regulatory agencies to test compliance with various regulatory requirements. As a bank holding company, the Corporation is also subject to regulation and examination by the FED. Such supervision and regulation of the Corporation and the bank are intended primarily for the protection of depositors and not for the maximization of shareholder value and may affect the ability of the Corporation to engage in various business activities. The assessments, filing fees and other costs associated with reports, examinations and other regulatory matters are significant and may have an adverse effect on the Corporation's net earnings.

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