Form 10-Q
period 2005-06-30
UNITED BANCSHARES INC/OH
filed 2005-07-27
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 11, 2005: 3,707,274

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1

United Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2005	2004
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 9,412	$ 9,187
Interest-bearing deposits in other banks	948	868
Federal funds sold	4,345	4,517
Total cash and cash equivalents	14,705	14,572

SECURITIES, available-for-sale	189,191	213,617
FEDERAL HOME LOAN BANK STOCK, at cost	4,323	4,224
LOANS HELD FOR SALE	812	801

LOANS	312,820	305,790
Allowance for loan losses	(2,877)	(2,758)
Net loans	309,943	303,032

PREMISES AND EQUIPMENT, net	6,477	6,720
GOODWILL	7,282	7,282
OTHER ASSETS, including accrued interest receivable
and other intangible assets	13,776	9,075

TOTAL ASSETS	$ 546,509 =========	$ 559,323 =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 33,409	$ 37,477
Interest bearing	331,029	332,290
Total deposits	364,438	369,767

Long-term debt	124,739	131,958
Junior subordinated deferrable interest debentures	10,300	10,300
Accrued expenses and other liabilities	1,681	3,069

Total liabilities	501,158	515,094

	June 30,	December 31,
	2005	2004
SHAREHOLDERS' EQUITY
Common stock, $1 stated value, 4,750,000 shares
authorized, 3,760,557 shares issued	3,761	3,761
Surplus	14,652	14,598
Retained earnings	27,493	26,167
Accumulated other comprehensive income	198	714
Treasury stock, 53,283 shares at June 30, 2005 and 71,576 shares at December 31, 2004, at cost	(753)	(1,011)
Total shareholders' equity	45,351	44,229

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 546,509 =========	$ 559,323 =========

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans, including fees	$ 5,177	$ 4,657	$ 10,136	$ 9,225
Securities:
Taxable	1,929	1,139	3,801	2,151
Tax-exempt	409	556	831	1,174
Other	23	6	47	13
Total interest income	7,538	6,358	14,815	12,563

INTEREST EXPENSE
Deposits	1,595	1,737	3,010	3,562
Other borrowings	1,359	765	2,776	1,492
Total interest expense	2,954	2,502	5,786	5,054

NET INTEREST INCOME	4,584	3,856	9,029	7,509

PROVISION FOR LOAN LOSSES	175	150	325	225
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,409	3,706	8,704	7,284

NON-INTEREST INCOME
Gain on sales of loans	111	235	195	443
Gain on sales of securities Other	74 518	79 303	120 1,052	285 760
Total non-interest income	703	617	1,367	1,488

NON-INTEREST EXPENSES	3,633	3,480	7,155	6,912

Income before income taxes	1,479	843	2,916	1,860
PROVISION FOR INCOME TAXES	346	80	700	252
NET INCOME	$ 1,133 ========	$ 763 =======	$ 2,216 ========	$ 1,608 ========

NET INCOME PER SHARE
Basic	$ 0.31	$ 0.21	$ 0.60	$ 0.44
Weighted average common shares outstanding	3,707,274	3,665,453	3,706,630	3,660,490

Diluted:	$ 0.30	$ 0.21	$ 0.60	$ 0.43
Weighted average common shares outstanding	3,717,440	3,697,217	3,717,910	3,698,592

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholder's Equity (Unaudited)
Six months ending June 30, 2005 and 2004
(Dollars in thousands)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2004	$ 3,761	14,598	26,167	714	(1,011)	$ 44,229
Comprehensive income:
Net income			2,216			2,216
Change in unrealized gain (loss) on securities, net of tax				(516)		(516)
Total comprehensive Income						1,700

Dividends declared ($0.24 per share)			(890)			(890)
6,253 shares issued in connection with the Corporation’s Employee Stock Purchase Plan					88	88
Exercise of stock options (12,040 shares)		54			170	224
BALANCE AT JUNE 30, 2005	$ 3,761 ========	14,652 =======	27,493 =======	198 ========	(753) =======	$ 45,351 ========

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2003	$ 3,740	14,460	24,697	1,056	(1,243)	$ 42,710
Comprehensive loss:
Net income			1,608			1,608
Change in unrealized gain(loss) on securities, net of tax				(2,911)		(2,911)
Total comprehensive loss						(1,303)

Dividends declared ($0.22 per share)			(808)			(808)
3,124 shares issued in connection with the Corporation’s Employee Stock Purchase Plan			(1)		44	43
Exercise of stock options (20,089 shares)	21	77				98
BALANCE AT JUNE 30, 2004	$ 3,761 =======	14,537 =======	25,496 =======	(1,855) =======	(1,199) =======	$ 40,740 =======

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2005	2004

Cash flows from operating activities	$ 1,374	$ 1,079

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from sales or maturities	23,723	(56,524)
Net decrease(increase) in loans Purchase of bank owned life insurance	(7,387) (4,500)	(5,885) -
Expenditures for premises and equipment	(113)	(175)
Net cash from investing activities	11,723	(62,584)

Cash flows from financing activities:
Net change in deposits	(5,167)	(14,440)
Net change in federal funds purchased Net change in long-term debt	- (7,219)	3,000 72,350
Proceeds from exercise of stock options Proceeds from the sale of treasury stock	224 88	98 43
Cash dividends paid	(890)	(808)
Net cash from financing activities	(12,964)	60,243

Net change in cash and cash equivalents	133	(1,262)

Cash and cash equivalents:
At beginning of period	14,572	11,095
At end of period	$ 14,705 =========	$ 9,833 ========

Cash paid during period: Interest Income Taxes See notes to consolidated financial statements	$ 5,625 ======== $ 265 ========	$ 4,941 ======== $ 170 ========

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

For the period ending June 30, 2005

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiary (the “Corporation”) reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Corporation does not believe the adoption of any recently issued pronouncements by the Financial Accounting Standards Board will have a significant impact on its consolidated financial statements.

Note 2 – Junior Subordinated Deferrable Interest Debentures

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (United Trust) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation.  The debentures mature on March 26, 2033, which date may be shorten to March 26, 2008, if certain conditions are met, as well as quarterly thereafter.  The interest rate of the debentures is fixed at 6.40% for a five-year period through March 2008.  Thereafter, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.  Interest expense on the debentures amounted to $160,000 and $320,000 for the quarterly and six-month periods ended June 30, 2005 and 2004, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

NOTE 3 - Securities

The amortized cost and fair value of available-for-sale securities as of June 30, 2005 and December 31, 2004 are as follows (dollars in thousands):

	2005		2004
	Amortized Cost	Fair value	Amortized cost	Fair value
U.S. Treasury and agencies	$ 32,619	$ 32,294	$ 25,078	$ 24,904
Obligations of states and political subdivisions	33,648	34,328	43,513	44,431
Mortgage-backed	122,571	122,516	143,891	144,229
Other	53	53	53	53

Total	$ 188,891 ======	$ 189,191 ======	$ 212,535 ======	$ 213,617 ======

A summary of unrealized gains and losses on available-for-sale securities at June 30, 2005 and December 31, 2004 follows (dollars in thousands):

	2005		2004
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

U.S. Treasury and agencies	$ 1	$ 326	$ 1	$ 175
Obligations of states and political subdivisions	746	66	1,001	83
Mortgage-backed	799	854	992	654

Total	$ 1,546 ======	$ 1,246 ======	$ 1,994 ======	$ 912 ======

NOTE 4 – Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects are as follows for the six-month periods ended June 30, 2005 and 2004 (dollars in thousands):

	2005	2004
Unrealized holding losses on available-for-sale securities	$ (662)	$ (4,126)
Reclassification adjustments for securities gains realized to income	(120)	(285)

Net unrealized losses	(782)	(4,411)

Tax effect	(266)	(1,500)

Net-of-tax amount	$ (516) =======	$ (2,911) =======

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2005	2004	2005	2004
SIGNIFICANT RATIOS (Unaudited)
Net income to: Average assets (a) Average shareholders’ equity (a)	0.82% 10.20%	0.61% 7.20%	0.80% 10.04%	0.65% 7.50%
Net interest margin (a)	3.62%	3.54%	3.59%	3.49%
Efficiency ratio (b)	66.09%	75.50%	66.10%	73.71%
Average shareholders’ equity to average assets	8.02%	8.47%	7.94%	8.60%
Loans to deposits (end of period) (c)	86.06%	79.62%	86.06%	79.62%
Allowance for loan losses to loans (end of period) (d)	0.92%	0.84%	0.92%	0.84%
Cash dividends to net income	39.26%	53.09%	40.15%	50.23%

Book value per share	$ 12.23	$ 11.08	$ 12.23	$ 11.08

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

The Corporation cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date made, and advises readers that various factors including regional and national economic conditions, substantial changes in the levels of market interest rates, credit and other risks associated with lending and investing activities, and competitive and regulatory factors could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected.  The Corporation does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of the financial results.

United Bancshares, Inc. (the “Corporation”), an Ohio corporation, is a bank holding Corporation registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation was incorporated and organized in 1985.  The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.  The Corporation’s subsidiary bank, The Union Bank Company (“Union”) is engaged in the business of commercial banking.  Union is an Ohio state-chartered bank headquartered in Columbus Grove, Ohio.  Union serves Allen, Putnam, Sandusky, Van Wert and Wood Counties, with office locations in Bowling Green, Columbus Grove, Delphos, Gibsonburg, Kalida, Leipsic, Lima, Ottawa, and Pemberville.

Union offers a full range of commercial banking services, including checking, savings and money market accounts; time certificates of deposit; automatic teller machines; commercial, consumer, agricultural, residential mortgage loans and home equity loans; credit card services; safe deposit box rentals; and other personalized banking services.

The Corporation is registered as a Securities Exchange Act of 1934 (defined as Exchange Act later) reporting company.

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2005, United Bancshares, Inc. reported net income of $1,133,000, or $0.31 basic earnings per share.  This compares to second quarter 2004 net income of $763,000, or $0.21 basic earnings per share.  Compared with the same period in 2004, second quarter 2005 net income increased $370,000 or 48.5%.  The net income increase was the result of increases of $728,000 in net interest income and $86,000 in non-interest income offset by increases in non-interest expenses of $153,000, provision for loan losses of $25,000 and the provision for income taxes of $266,000.

Net income for the six months ended June 30, 2005, totaled $2,216,000, or $0.60 basic earnings per share compared to net income of $1,608,000, or $0.44 basic earnings per share for the same period in 2004.  The increase in net income for the six-month period was largely the result of an increase of $1,520,000 in net interest income.  This increase was offset by increases in non-interest expenses of $243,000, provision for loan losses of $100,000 and the provision for income taxes of $448,000, and a decrease of $121,000 in non-interest income.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.  Net interest income was $4,584,000 in the second quarter of 2005 compared to $3,856,000 for the same period of 2004, a $728,000 increase.  Net interest income was $9,029,000 for the first half of 2005 compared to $7,509,000 for the same period of 2004.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets.  The resultant percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer companies.  For the three and six month periods ended June 30, 2005, the net interest margin (on a tax equivalent basis) was 3.62% and 3.59%, respectively, compared with 3.54% and 3.49% for the same periods of 2004.  Management believes that this increase was primarily the result of changes in its interest rate pricing strategies.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s continuing calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, portfolio risk, and general economic conditions in the Corporation’s markets.  As a result of management’s analysis, a $175,000 provision for loan losses was made for the second quarter of 2005, and a $325,000 provision was made for the six months ended June 30, 2005, compared to provisions for loan losses of $150,000 for the three month and $225,000 for the six month periods ended June 30, 2004.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination and servicing of fixed rate mortgages, sales of security investments, customer deposit account fees, and income arising from sales of products, such as investments to customers.  The income related to deposit accounts provides a relatively steady flow of income while the other sources are more volatile and can vary from quarter to quarter.

Gain on sales of loans amounted to $111,000 for the quarter ended June 30, 2005 compared to $235,000 for the comparable 2004 period, a decrease of $124,000 (52.8%).  Such gains included capitalized servicing rights of $50,000 and $164,000, respectively, on $5.9 and $15.8 million originated loan sales during the respective quarters.  The balance of the gain on sales of loans represented cash gains.  Additionally, during the quarter ended June 30, 2005, the Corporation realized a net gain on the sale of securities of $74,000, compared to $79,000 for the quarter ended June 30, 2004.

Gain on sales of loans amounted to $195,000 for the six-month period ended June 30, 2005 compared to $443,000 for the comparable 2004 period, a decrease of $248,000 (56.0%).  Such gains included capitalized servicing rights of $107,000 and $272,000 on $11.4 million and $28.6 million originated loan sales during the respective periods. The balance of the gain on sales of loans represented cash gains.  Additionally, during the six-month period ended June 30, 2005, the Corporation realized a net gain on the sale of securities of $120,000, compared to $285,000 for the same period in 2004, a decrease of $165,000 (57.9%).

Non-Interest Expenses

For the quarter ended June 30, 2005, non-interest expenses totaled $3,633,000 compared to $3,480,000 for the comparable period of 2004, an increase of $153,000 (4.4%).  For the six-month period ended June 30, 2005, non-interest expenses totaled $7,155,000 compared to $6,912,000 for the comparable period of 2004, an increase of $243,000 (3.5%).

Although costs have only increased slightly, the Corporation remains committed to the improvement of internal controls and the overall operational environment. Management believes that the $153,000 and $243,000 increases are acceptable considering the increases in the costs of conducting business over the past year.  The operating results for the three and six month periods included an adjustment to the provision for stock options based on the Corporation’s closing stock price as of June 30, 2005.  As a result of this adjustment, non-interest expenses were reduced by $9,000 and $84,000 for the three and six-month periods ended June 30, 2005.   There was no such adjustment in 2004.  Management believes that the 3.5% increase in non-interest expenses for the six-month period ending June 30, 2005 compared to the same period in 2004, is very acceptable considering increases in costs of conducting business and the costs associated with various additional regulatory compliance, including compliance efforts regarding Section 404 of the Sarbanes-Oxley Act of 2002, for which the Corporation has incurred approximately $100,000 in direct costs thus far in 2005.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.

For the quarter ended June 30, 2005, the Corporation’s efficiency ratio was 66.09% compared to 75.50% for the same period of 2004.  Although the Corporation’s non-interest expenses increased $153,000 for the second quarter of 2005 compared to 2004, the efficiency ratio for 2005 improved primarily due to the aforementioned increases in net interest income and non-interest income compared to 2004.  For the six-

month period ended June 30, 2005, the Corporation’s efficiency ratio was 66.10% compared to 73.71% for the same period of 2004.  The 2005 year-to-date improvement was the primarily the result of the significant increase in the Corporation’s net interest income for the six-month period ending June 30, 2005 compared to the same period in 2004.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2005 was $346,000 or 23.4% of income before income taxes, compared to $80,000, or 9.5%, for the comparable 2004 period.  The provision for income taxes for the six-month period ended June 30, 2005 was $700,000, or 24.0% of income before income taxes, compared to $252,000, or 13.5%, for the comparable 2004 period.  The increase in the effective tax rates was due to tax-exempt interest comprising a substantially smaller portion of pre-tax income for the 2005 periods.

Return on Assets

Return on average assets was 0.82% for the second quarter of 2005, compared to 0.61% for the comparable quarter of 2004.  Return on average assets for the six months ended June 30, 2005 was 0.80% compared to 0.65% for the same period in 2004.  Such increases reflect the improved 2005 earnings performance.

Return on Equity

Return on average shareholders’ equity for the second quarter of 2005 was 10.20% compared to 7.20% for the same period of 2004.  Return on average equity for the six months ended June 30, 2005 was 10.04% compared to 7.50% for the same period in 2004.  The Corporation and Union met all regulatory capital requirements and Union is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at June 30, 2005, net of the allowance for loan losses, increased $6.9 million (2.3%) from December 31, 2004.  Securities available-for-sale decreased $24.4 million (11.4%) during this six-month period.  Deposits during this same period decreased $5.3 million (1.4%).  Long-term debt decreased $7.2 million (5.5%) during the six-month period.

Shareholders’ equity increased from $44.2 million at December 31, 2004 to $45.4 million at June 30, 2005.  This increase was primarily the result of net income ($2.2 million) and the exercise of stock options ($224,000), offset by a decrease in net unrealized gain on securities, net of tax ($516,000) and the payment of dividends ($890,000).

The aforementioned $516,000 net of tax decrease in unrealized securities gains from December 31, 2004, was primarily the result of customary and expected changes in the bond market.  During the quarter ended June 30, 2005, the Bank experienced unrealized gains, net of tax, of $1.2 million and at June 30, 2005 had net unrealized gains on available-for-sale securities, net of tax, of $198,000.  At the present, the Corporation has both the ability and intent to hold securities in a loss position until such time as the market conditions change or the respective securities mature.  Consequently, such losses are considered to be temporary and have not been reflected in the Corporation’s earnings results.

Cash and Cash Equivalents

Cash and cash equivalents totaled $14.7 million at June 30, 2005 compared to $14.6 million at December 31, 2004, including Federal funds sold at June 30, 2005 of $4.3 million and $4.5 million at December 31, 2004.

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

Securities

At June 30, 2005, available-for-sale securities totaled $189.2 million, a decrease of $24.4 million from December 31, 2004.  All of the Corporation’s securities are classified as available-for-sale.  Management believes the available-for-sale classification provides flexibility for the Corporation in terms of selling securities as well as interest rate risk management opportunities.  At June 30, 2005, the amortized cost of the Corporation’s securities totaled $188.9 million, resulting in net unrealized gains of approximately $300,000 and a corresponding after tax increase in shareholders’ equity of $198,000.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings.

Loans

The Corporation’s lending is primarily centered in northwestern and west central Ohio.  A primary focus in these markets is the agribusiness industry.  Gross loans (including loans held for sale) totaled $313.6 million at June 30, 2005 compared to $306.6 million at December 31, 2004, an increase of  $7.0 million (2.3%).

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans (excluding loans held for sale) was 0.92% at June 30, 2005 and 0.84% as of December 31, 2004.  Management believes the level of allowance is adequate given the composition of and risk inherent in the loan portfolio.  Throughout 2005, management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the allowance for loan losses for the six months ended June 30, 2005 and 2004, respectively:

	(dollars in thousands)

	2005	2004
Balance, beginning of period	$ 2,758	$ 2,768

Charge offs	(297)	(590)
Recoveries	91	103
Net charge offs	(206)	(487)

Provision for loan losses	325	225
Balance, end of period	$ 2,877 =====	$ 2,506 =====

Loans on non-accrual status as a percentage of outstanding loans were 0.68% at June 30, 2005, compared to 0.70% at December 31, 2004.  Non-accrual loans totaled $2,114,000 and $2,135,000 at June 30, 2005 and December 31, 2004, respectively.  Management believes the current level of non-accrual loans is acceptable and is a reflection of the quality of Union’s loan portfolio as well as the adequacy of staffing levels devoted to monitoring and pursuing the collection of these credits.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Corporation, totaling $364.4 million, or 73.0% of the Corporation’s funding sources at June 30, 2005.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 9.2% of total deposits at June 30, 2005.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements.  These borrowings consisted of FHLB borrowings totaling $65.7 million and $68.0 million at June 30, 2005 and December 31, 2004, respectively, and repurchase agreements totaling $59 million at June 30, 2005 and $64 million December 31, 2004.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the six-month period ended June 30, 2005, the Corporation had net income of $2,216,000 from traditional operations and dividends of $890,000, resulting in a dividend payout ratio of 40.15% of net income.  Management believes the overall equity level supports this payout ratio but feels that the ratio to net income will eventually decrease to more traditional industry standards.  During the first six months of 2005 and 2004, the Corporation transferred 6,253 and 3,124, shares respectively, of treasury stock to participants of the Corporation’s Employee Stock Purchase Plan.

The change in net unrealized gain (loss) on available-for-sale securities, net of income taxes, was $516,000 for the six-month period ended June 30, 2005.  Since all the securities in the Corporation’s portfolio are classified as available-for-sale, both the securities and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

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

The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates.  The Corporation closely monitors the sensitivity of its assets and liabilities on an ongoing basis and projects the effect of various interest rate changes on its net interest margin.  Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or reprice within a designated time frame.  The difference between rate sensitive assets and rate sensitive liabilities for a specified period of time is know as “gap.”

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

The Corporation monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interest rates.  This analysis is performed by estimating the expected cash flows of the Corporation’s financial instruments using interest rates in effect at year-end.  For the fair value estimates, the cash flows are then discounted to year-end to arrive at an estimated present value of the Corporation’s financial instruments.  Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates.  For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows.  The Corporation applies these interest rate “shocks” to its financial instruments up and down 100, 200, and 300 basis points.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures.

With the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that:

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

PART II

Item 1:  Legal Proceedings.

There are no pending legal proceedings to which the Corporation or its subsidiary are a party to or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiary are a party incident to the banking business.  None of such proceedings are considered by the Corporation to be material.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3:  Defaults upon Senior Securities.

None

Item 4:  Submission of Matters to a Vote of Security Holders.

On April 27, 2005, The Corporation held its annual shareholders’ meeting at its corporate headquarters in Columbus Grove, Ohio.  The shareholders adopted the proposal to elect directors at the meeting by the votes indicated below:

	FOR	WITHHELD

Robert L. Benroth	2,684,362	261,017
Robert L. Dillhoff	2,723,421	221,957
Joe S. Edwards, Jr.	2,686,359	259,019
P. Douglas Harter	2,713,401	231,977
Daniel W. Schutt	2,818,023	127,356
James N. Reynolds	2,613,510	331,869
H. Edward Rigel	2,720,485	224,894
David P. Roach	2,693,379	252,000
R. Steven Unverferth	2,778,934	166,445

Item 5:  Other Information.

Form 11-K was filed on June 28, 2005 reporting on the United Bancshares, Inc ESOP.

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

UNITED BANCSHARES, INC.

Date:	July 27, 2005	By: /s/ Daniel W. Schutt
Daniel W. Schutt
Chief Executive Officer
Date:	July 27, 2005	By: /s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED JUNE 30, 2005

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

July 27, 2005

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

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

July 27, 2005

Exhibit 32.1

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Corporation") on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Daniel W. Schutt

Daniel W. Schutt

President and Chief Executive Officer

Date: July 27, 2005

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

Exhibit 32.2

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Corporation") on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: July 27, 2005

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

Exhibit 99.1

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. United Bancshares, Inc. ("Corporation") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

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