Form 10-K/A
period 2003-12-31
UNITED BANCSHARES INC/OH
filed 2005-08-05
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

Date:  August 1, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ P. DOUGLAS HARTER P. Douglas Harter	Director	August 1, 2005

/s/ DANIEL W. SCHUTT Daniel W. Schutt	Director	August 1, 2005

/s/ JAMES N. REYNOLDS James N. Reynolds	Director	August 1, 2005

/s/ H. EDWARD RIGEL H. Edward Rigel	Director	August 1, 2005

/s/ DAVID P. ROACH David P. Roach	Director	August 1, 2005

/s/ JOE S. EDWARDS Joe S. Edwards	Director	August 1, 2005

/s/ R. STEVEN UNVERFERTH R. Steven Unverferth	Director	August 1, 2005

/s/ ROBERT L. BENROTH Robert L. Benroth	Director	August 1, 2005

/s/ ROBERT L. DILLHOFF Robert L. Dillhoff	Director	August 1, 2005

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