Form 10-Q
period 2005-09-30
UNITED BANCSHARES INC/OH
filed 2005-10-28
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes           No      X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 12, 2005: 3,631,449

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1

United Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2005	2004
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 8,642	$ 9,187
Interest-bearing deposits in other banks	1,022	868
Federal funds sold	-	4,517
Total cash and cash equivalents	9,664	14,572

SECURITIES, available-for-sale	184,616	213,617
FEDERAL HOME LOAN BANK STOCK, at cost	4,376	4,224
LOANS HELD FOR SALE	444	801

LOANS	313,896	305,790
Allowance for loan losses	(2,616)	(2,758)
Net loans	311,280	303,032

PREMISES AND EQUIPMENT, net	6,355	6,720
GOODWILL CASH SURRENDER VALUE OF LIFE INSURANCE	7,282 10,373	7,282 2,182
OTHER ASSETS, including accrued interest receivable
and other intangible assets	6,837	6,893

TOTAL ASSETS	$ 541,227 =========	$ 559,323 =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 33,744	$ 37,477
Interest bearing	323,783	332,290
Total deposits	357,527	369,767

Long-term debt	127,111	131,958
Junior subordinated deferrable interest debentures	10,300	10,300
Accrued expenses and other liabilities	2,296	3,069

Total liabilities	497,234	515,094

	September 30,	December 31,
	2005	2004
SHAREHOLDERS' EQUITY
Common stock, $1 stated value, 4,750,000 shares
authorized, 3,760,557 shares issued	3,761	3,761
Surplus	14,652	14,598
Retained earnings	28,201	26,167
Accumulated other comprehensive income (loss)	(647)	714
Treasury stock, 129,108 shares at September 30, 2005 and 71,576 shares at December 31, 2004, at cost	(1,974)	(1,011)
Total shareholders' equity	43,993	44,229

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 541,227 =========	$ 559,323 =========

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans, including fees	$ 5,418	$ 4,765	$ 15,554	$ 13,990
Securities:
Taxable	1,765	1,779	5,566	3,930
Tax-exempt	360	536	1,191	1,710
Other	29	3	76	8
Total interest income	7,572	7,083	22,387	19,638

INTEREST EXPENSE
Deposits	1,612	1,481	4,622	5,043
Other borrowings	1,429	1,286	4,205	2,778
Total interest expense	3,041	2,767	8,827	7,821

NET INTEREST INCOME	4,531	4,316	13,560	11,817

PROVISION FOR LOAN LOSSES	187	50	512	275
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,344	4,266	13,048	11,542

NON-INTEREST INCOME
Gain on sales of loans	93	178	288	621
Gain on sales of securities Other	- 578	142 450	120 1,630	427 1,218
Total non-interest income	671	770	2,038	2,266

NON-INTEREST EXPENSES	3,559	3,558	10,714	10,470

Income before income taxes	1,456	1,478	4,372	3,338
PROVISION FOR INCOME TAXES	310	381	1,010	633
NET INCOME	$ 1,146 ========	$ 1,097 =======	$ 3,362 ========	$ 2,705 ========

NET INCOME PER SHARE
Basic	$ 0.31	$ 0.30	$ 0.91	$ 0.74
Weighted average common shares outstanding	3,659,729	3,679,440	3,690,825	3,666,842

Diluted:	$ 0.31	$ 0.30	$ 0.91	$ 0.73
Weighted average common shares outstanding	3,671,281	3,706,850	3,702,196	3,701,354

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholder's Equity (Unaudited)
Nine months ended September 30, 2005 and 2004
(Dollars in thousands, except per share data)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2004	$ 3,761	14,598	26,167	714	(1,011)	$ 44,229
Comprehensive income:
Net income			3,362			3,362
Change in unrealized gain (loss) on securities, net of tax				(1,361)		(1,361)
Total comprehensive income						2,001

Dividends declared ($0.36 per share)			(1,326)			(1,326)
9,809 shares issued in connection with the Corporation’s Employee Stock Purchase Plan Repurchase of 79,381 shares through Corporation’s repurchase program			(2)		138 (1,271)	136 (1,271)
Exercise of stock options (12,040 shares)		54			170	224
BALANCE AT SEPTEMBER 30, 2005	$ 3,761 ========	14,652 =======	28,201 =======	(647) ========	(1,974) =======	$ 43,993 ========

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2003	$ 3,740	14,460	24,697	1,056	(1,243)	$ 42,710
Comprehensive income:
Net income			2,705			2,705
Change in unrealized gain(loss) on securities, net of tax				401		401
Total comprehensive income						3,106
Dividends declared ($0.33 per share)			(1,212)			(1,212)
7,167 shares issued in connection with the Corporation’s Employee Stock Purchase Plan			(2)		101	99
Exercise of stock options (20,089 shares)	21	77				98
BALANCE AT SEPTEMBER 30, 2004	$ 3,761 =======	14,537 =======	26,188 =======	1,457 =======	(1,142) =======	$ 44,801 =======
See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2005	2004

Cash flows from operating activities	$ 4,476	$ 3,643

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from sales or maturities	27,025	(30,046)
Net decrease(increase) in loans Purchase of bank owned life insurance	(8,986) (8,000)	(11,781) -
Expenditures for premises and equipment	(119)	(284)
Net cash from investing activities	9,920	(42,111)

Cash flows from financing activities:
Net change in deposits	(11,996)	(20,249)
Net change in long-term debt	(4,847)	59,421
Proceeds from exercise of stock options Purchase of treasury stock Proceeds from the sale of treasury stock	- (1,271) 136	98 - 99
Cash dividends paid	(1,326)	(1,212)
Net cash from financing activities	(19,304)	38,157

Net change in cash and cash equivalents	(4,908)	(311)

Cash and cash equivalents:
At beginning of period	14,572	11,095
At end of period	$ 9,664 =========	$ 10,784 ========

Cash paid during period: Interest Income taxes See notes to consolidated financial statements	$ 8,599 ======== $ 585 ========	$ 7,259 ======== $ 170 ========

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

For the period ended September 30, 2005

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiary (the “Corporation”) reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Note 2 – Junior Subordinated Deferrable Interest Debentures

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (United Trust) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation.  The debentures mature on March 26, 2033, which date may be shorten to March 26, 2008, if certain conditions are met, as well as quarterly thereafter.  The interest rate of the debentures is fixed at 6.40% for a five-year period through March 2008.  Thereafter, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.  Interest expense on the debentures amounted to $160,000 and $480,000 for the quarterly and nine-month periods ended September 30, 2005 and 2004, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

NOTE 3 - Securities

The amortized cost and fair value of available-for-sale securities as of September 30, 2005 and December 31, 2004 are as follows (dollars in thousands):

	2005		2004
	Amortized Cost	Fair value	Amortized cost	Fair value
U.S. Treasury and agencies	$ 32,626	$ 32,068	$ 25,078	$ 24,904
Obligations of states and political subdivisions	37,705	38,159	43,513	44,431
Mortgage-backed	115,212	114,336	143,891	144,229
Other	53	53	53	53

Total	$ 185,596 ======	$ 184,616 ======	$ 212,535 ======	$ 213,617 ======

A summary of unrealized gains and losses on available-for-sale securities at September 30, 2005 and December 31, 2004 follows (dollars in thousands):

	2005		2004
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

U.S. Treasury and agencies	$ 0	$ 558	$ 1	$ 175
Obligations of states and political subdivisions	589	135	1,001	83
Mortgage-backed	363	1,239	992	654

Total	$ 952 ======	$ 1,932 ======	$ 1,994 ======	$ 912 ======

NOTE 4 – Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects are as follows for the nine-month periods ended September 30, 2005 and 2004 (dollars in thousands):

	2005	2004
Unrealized holding gains (losses) on available-for-sale securities	$ (1,942)	$ 1,035
Reclassification adjustments for securities gains realized to income	(120)	(427)

Net unrealized gain (loss)	(2,062)	608

Tax effect	(701)	207

Net-of-tax amount	$ (1,361) =======	$ 401 =======

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2005	2004	2005	2004
SIGNIFICANT RATIOS (Unaudited)
Net income to: Average assets (a) Average shareholders’ equity (a)	0.84% 10.26%	0.80% 10.26%	0.81% 10.12%	0.70% 8.42%
Net interest margin (a)	3.72%	3.54%	3.64%	3.50%
Efficiency ratio (b)	66.06%	66.98%	66.09%	71.28%
Average shareholders’ equity to average assets	8.23%	7.79%	8.03%	8.32%
Loans to deposits (end of period) (c)	87.92%	82.50%	87.92%	82.50%
Allowance for loan losses to loans (end of period) (d)	0.83%	0.86%	0.83%	0.86%
Cash dividends to net income	38.03%	36.90%	39.43%	44.82%

Book value per share	$ 12.11	$ 12.18	$ 12.11	$ 12.18

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended September 30, 2005, United Bancshares, Inc. reported net income of $1,146,000, or $0.31 basic earnings per share.  This compares to third quarter 2004 net income of $1,097,000, or $0.30 basic earnings per share.  Compared with the same period in 2004, third quarter 2005 net income increased $49,000 or 4.5%.  The net income increase was the result of an increase of $215,000 in net interest income and a decrease in the provision for income taxes of $71,000, offset by a decrease in non-interest income of $99,000 and an increase in the provision for loan losses of $137,000.

Net income for the nine months ended September 30, 2005, totaled $3,362,000, or $0.91 basic earnings per share compared to net income of $2,705,000, or $0.74 basic earnings per share for the same period in 2004.  Compared with the same period in 2004, net income for the nine-month period ending September 30, 2005 increased $657,000 or 24.3%.  The increase in net income for the nine-month period was largely the result of an increase of $1,743,000 in net interest income.  This increase was offset by increases in non-interest expenses of $244,000, provision for loan losses of $237,000 and the provision for income taxes of $377,000, and a decrease of $228,000 in non-interest income.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates and the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income.  Net interest income was $4,531,000 in the third quarter of 2005 compared to $4,316,000 for the same period of 2004, a $215,000 (5.0%) increase.  Net interest income was $13,560,000 for the nine-month period ending September 30, 2005 compared to $11,817,000 for the same period of 2004, a $1,743,000 (14.7%) increase.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets.  The resultant percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer companies.  For the three and nine month periods ended September 30, 2005, the net interest margin (on a tax equivalent basis) was 3.72% and 3.64%, respectively, compared with 3.54% and 3.50% for the same periods of 2004.  Management believes that the Corporation’s loan growth and its ability to control funding costs during six interest rate increases totaling 150 basis points by the Federal Reserve Open Market Committee since January 1, 2005, was primarily the reason for the net interest margin improvement.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s continuing calculation of the allowance for loan losses and is reflective of management’s assessment of the loan portfolio’s quality and overall management of the inherent credit risk.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, portfolio risk, and general economic conditions in the Corporation’s markets.  As a result of management’s analysis, a $187,000 provision for loan losses was made for the third quarter of 2005, and a $512,000 provision was made for the nine months ended

September 30, 2005, compared to provisions for loan losses of $50,000 for the three month and $275,000 for the nine month periods ended September 30, 2004.

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

Gain on sales of loans amounted to $93,000 for the quarter ended September 30, 2005 compared to $178,000 for the comparable 2004 period, a decrease of $85,000 (47.8%).  Such gains included capitalized servicing rights of $59,000 and $94,000, respectively, on $6.9 and $10.7 million originated loan sales during the respective quarters.  The balance of the gain on sales of loans represented cash gains.  Management believes that the decrease in gain on sale of loans is largely attributable to reductions in refinancing activity, increasing mortgage loan rates and increased competition.  Additionally, during the quarter ended September 30, 2004, the Corporation realized net gain on the sale of securities of $142,000, compared to none for the same period in 2005.

Gain on sales of loans amounted to $288,000 for the nine-month period ended September 30, 2005 compared to $621,000 for the comparable 2004 period, a decrease of $333,000 (53.6%).  Such gains included capitalized servicing rights of $165,000 and $326,000 on $18.9 million and $35.7 million originated loan sales during the respective periods. The balance of the gain on sales of loans represented cash gains.  Additionally, during the nine-month period ended September 30, 2005, the Corporation realized a net gain on the sale of securities of $120,000, compared to $427,000 for the same period in 2004, a decrease of $307,000 (71.9%).

Non-Interest Expenses

For the quarter ended September 30, 2005, non-interest expenses totaled $3,559,000 compared to $3,558,000 for the comparable period of 2004.  For the nine-month period ended September 30, 2005, non-interest expenses totaled $10,714,000 compared to $10,470,000 for the comparable period of 2004, an increase of $244,000 (2.3%).

Although costs have only increased slightly, the Corporation remains committed to the improvement of internal controls and the overall operational environment. The operating results for the three and nine month periods included an adjustment to the provision for stock options based on the Corporation’s closing stock price as of September 30, 2005.  As a result of this adjustment, non-interest expenses increased $45,000 for the three-month period and decreased $39,000 for the nine-month period, each ended September 30, 2005 (there was no such adjustment in 2004).  Management believes that the 2.3% increase in non-interest expenses for the nine-month period ending September 30, 2005 compared to the same period in 2004, is very acceptable considering increases in costs of conducting business and the costs associated with various additional regulatory compliance, including compliance efforts regarding Section 404 of the Sarbanes-Oxley Act of 2002, for which the Corporation has incurred approximately $135,000 in direct costs in 2005, through September 30.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.

For the quarter ended September 30, 2005, the Corporation’s efficiency ratio was 66.06% compared to 66.98% for the same period of 2004.  Although the Corporation’s non-interest expenses remained essentially the same for the third quarter of 2005 compared to 2004, the efficiency ratio for 2005 improved primarily due to the aforementioned increase in net interest income compared to 2004.  For the nine- month period ended September 30, 2005, the Corporation’s efficiency ratio was 66.09% compared to 71.28% for the same period of 2004.  The 2005 year-to-date improvement was the primarily the result of the significant increase in the Corporation’s net interest income for the nine-month period ending September 30, 2005 compared to the same period in 2004.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2005 was $310,000 or 21.3% of income before income taxes, compared to $381,000, or 25.8%, for the comparable 2004 period.  The provision for income taxes for the nine-month period ended September 30, 2005 was $1,010,000, or 23.1% of income before income taxes, compared to $633,000, or 19.0%, for the comparable 2004 period.  The increase in the effective tax rate for the nine-month period ended September 30, 2005 compared to the same period in 2004 was the result of tax-exempt income comprising a smaller portion of pre-tax income for the 2005 period.

Return on Assets

Return on average assets was 0.84% for the third quarter of 2005, compared to 0.80% for the comparable quarter of 2004.  Return on average assets for the nine-month period ended September 30, 2005 was 0.81% compared to 0.70% for the same period in 2004.  Such increases reflect the improved 2005 earnings performance.

Return on Equity

Return on average shareholders’ equity for the third quarter of 2005 and 2004 was 10.26%.  Return on average equity for the nine months ended September 30, 2005 was 10.12% compared to 8.42% for the same period in 2004.  The Corporation and Union met all regulatory capital requirements and Union is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at September 30, 2005, net of the allowance for loan losses, increased $8.2 million (2.7%) from December 31, 2004.  Securities available-for-sale decreased $29.0 million (13.6%) during this nine-month period.  Deposits during this same period decreased $12.2 million (3.3%).  Long-term debt decreased $4.8 million (3.7%) during the nine-month period.

Shareholders’ equity decreased from $44.2 million at December 31, 2004 to $44.0 million at September 30, 2005.  This net decrease was primarily the result of decreases in net unrealized gain on securities, net of tax ($1.4 million), the payment of dividends ($1.3 million) and the repurchase of shares by the Corporation ($1.3 million), offset by net income ($3.4 million), the exercise of stock options ($224,000), and the sale of treasury shares ($136,000)

The aforementioned $1.4 million net of tax decrease in unrealized securities gains from December 31, 2004, was primarily the result of customary and expected changes in the bond market.  At the present, it is management’s belief that the Corporation has both the ability and intent to hold securities in a loss position until such time as the market conditions change or the respective securities mature.

Consequently, such losses are considered to be temporary and have not been reflected in the Corporation’s earnings results.

Cash and Cash Equivalents

Cash and cash equivalents totaled $9.7 million at September 30, 2005 compared to $14.6 million at December 31, 2004, including Federal funds sold at December 31, 2004 of $4.5 million.

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

Securities

At September 30, 2005, available-for-sale securities totaled $184.6 million, a decrease of $29.0 million from December 31, 2004.  All of the Corporation’s securities are classified as available-for-sale.  Management believes the available-for-sale classification provides flexibility for the Corporation in terms of selling securities as well as interest rate risk management opportunities.  At September 30, 2005, the amortized cost of the Corporation’s securities totaled $185.6 million, resulting in net unrealized losses of approximately $1 million and a corresponding after tax decrease in shareholders’ equity of $647,000.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings.

Loans

The Corporation’s lending is primarily centered in northwestern and west central Ohio.  The primary focus in these markets is Commercial, agribusiness, and residential mortgage lending.  Gross loans (including loans held for sale) totaled $314.3 million at September 30, 2005 compared to $306.6 million at December 31, 2004, an increase of $7.7 million (2.5%).

Allowance for Loan Losses

Union’s comprehensive loan policy provides guidelines for managing credit risk and asset quality. The policy details acceptable lending practices, establishes loan-grading classifications, and stipulates the use of a loan review process.  Union has also assigned certain employees to the credit analysis function to aid in facilitating the early identification of problem loans, to help ensure sound credit decisions, and to assist in the determination of the allowance for loan losses.  Union also engages an outside credit review firm to supplement the credit analysis function and to provide an independent assessment of the loan review process.  Union’s loan policy, loan review process, and credit analysis staff facilitate management’s evaluation of the credit risk inherent to the lending function.

The allowance for loan losses as a percentage of loans (excluding loans held for sale) was 0.83% at September 30, 2005 and 0.90% as of December 31, 2004.  Management believes the level of allowance is adequate given the composition of and risk inherent in the loan portfolio.  Throughout 2005, management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the allowance for loan losses for the nine months ended September 30, 2005 and 2004, respectively:

	(dollars in thousands)

	2005	2004
Balance, beginning of period	$ 2,758	$ 2,768

Charge offs	(730)	(632)
Recoveries	140	184
Net charge offs	(590)	(448)

Provision for loan losses Transfer (a)	512 (64)	275 -
Balance, end of period	$ 2,616 =====	$ 2,595 =====

(a) Amount of provision allocated to other liabilities for unfunded commitments.

Loans on non-accrual status as a percentage of outstanding loans were 0.78% at September 30, 2005, compared to 0.70% at December 31, 2004.  Non-accrual loans totaled $2,462,000 and $2,135,000 at September 30, 2005 and December 31, 2004, respectively.  Management believes the current level of non-accrual loans is acceptable and is a reflection of the quality of Union’s loan portfolio as well as the adequacy of staffing levels devoted to monitoring and pursuing the collection of these credits.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Corporation, totaling $357.5 million, or 72.2% of the Corporation’s funding sources at September 30, 2005.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 9.4% of total deposits at September 30, 2005 compared to 10.1% at December 31, 2004.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements.  These borrowings consisted of FHLB borrowings totaling $68.1 million and $68.0 million at September 30, 2005 and December 31, 2004, respectively, and repurchase agreements totaling $59.0 million at September 30, 2005 and $64.0 million December 31, 2004.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the nine-month period ended September 30, 2005, the Corporation had net income of $3.4 million from traditional operations and paid dividends of $1.3 million, resulting in a dividend payout ratio of 39.43% of net income.  Management believes the overall equity level supports this payout ratio but feels that the ratio to net income will eventually decrease to more traditional industry standards.  During the first nine months of 2005 and 2004, the Corporation issued 9,809 and 7,167, shares respectively, of treasury stock to participants of the Corporation’s Employee Stock Purchase Plan.  During the third quarter of 2005, the Corporation repurchased 79,381 shares of stock at an approximate cost of $1.3 million, and is maintaining such shares in treasury stock at September 30, 2005.

The change in net unrealized gain (loss) on available-for-sale securities, net of income taxes, was ($1.4 million) for the nine-month period ended September 30, 2005.  Since all the securities in the Corporation’s portfolio are classified as available-for-sale, both the securities and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

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

The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates.  The Corporation closely monitors the sensitivity of its assets and liabilities on an ongoing basis and projects the effect of various interest rate changes on its net interest margin.  Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or reprice within a designated time frame.  The difference between rate sensitive assets and rate sensitive liabilities for a specified period of time is known as “gap.”

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

The Corporation monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interest rates.  This analysis is performed by estimating the expected cash flows of the Corporation’s financial instruments using interest rates in effect at period-end.  For the fair value estimates, the cash flows are then discounted to period-end to arrive at an estimated present value of the Corporation’s financial instruments.  Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates.  For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows.  The Corporation applies these interest rate “shocks” to its financial instruments up and down 100, 200, and 300 basis points.  The results of the most recently performed analysis are within the Corporation’s established policy guidelines.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended September 30, 2005:

Period	Total number of shares purchased(a)	Average price paid per share(c)	Total number shares purchased as part of publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program(b)
7/1/05 - 7/31/05	None	None	None	100,000
8/01/05 - 8/31/05	79,381	$15.97	79,381	20,619
9/1/05 - 9/30/05	None	None	None	20,619

(a) All share purchases were part of a publicly announced plan and all were open-market transactions.

(b) A stock repurchase program (“Plan”) was announced on July 29, 2005.  The Plan authorized the Corporation to make up to 100,000 repurchases of the Corporation’s shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

(c) Exclude related brokerage fees.

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

UNITED BANCSHARES, INC.

Date:	October 28, 2005	By: /s/ Daniel W. Schutt
Daniel W. Schutt
Chief Executive Officer
Date:	October 28, 2005	By: /s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED SEPTEMBER 30, 2005

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

October 28, 2005

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

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

October 28, 2005

Exhibit 32.1

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Corporation") on Form 10-Q for the quarterly period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Daniel W. Schutt

Daniel W. Schutt

President and Chief Executive Officer

Date: October 28, 2005

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

Exhibit 32.2

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Corporation") on Form 10-Q for the quarterly period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: October 28, 2005

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

Exhibit 99.1

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. United Bancshares, Inc. ("Corporation") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

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