Form 10-K
period 2005-12-31
UNITED BANCSHARES INC/OH
filed 2006-03-24
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934, as amended

For the year ended December 31, 2005

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

Common Stock, no par value

(Title of class)

Indicate by check mark whether the registrant is a “well-known seasoned issuer” (as defined in Rule 405 of the Securities Act).   Yes           No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes        No    X

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):       Large accelerated filer ____     Accelerated filer ____    Non-accelerated filer      X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes           No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $48,495,818, based upon the last sales price as quoted on the Nasdaq National Market as of June 30, 2005.

The number of shares of Common Stock outstanding as of January 31, 2006: 3,625,535.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2005 are incorporated by reference into Part II.  Portions of the Proxy Statement dated March 22, 2006 for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.

Business

General

United Bancshares, Inc. (the “Corporation”), an Ohio corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation was incorporated and organized in 1985.  The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.  As of December 31, 2005, the Corporation employed approximately 162 employees.  On March 7, 2003, following the receipt of approval from the appropriate regulatory authorities, the Corporation collapsed the charters of Citizens Bank of Delphos and the Bank of Leipsic and merged them into the charter of The Union Bank Company (the “Bank”).  Following the merger of the Corporation’s other two bank subsidiaries into The Union Bank Company, the Corporation is now a one-bank holding company, as that term is defined by the Federal Reserve Board.

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

General Description of Bank Subsidiary and Recent Acquisition

The Union Bank Company acquired branches from RFC Banking Company, effective March 28, 2003.  Since the acquisition was accounted for as a purchase, only the operations of the branches subsequent to March 28, 2003 are included in the Corporation’s consolidated financial information.

The Bank is engaged in the business of commercial banking.  The Bank is an Ohio state-chartered bank, which serves Allen, Putnam, Sandusky, Van Wert and Wood Counties, with office locations in Bowling Green, Columbus Grove, Delphos, Gibsonburg, Kalida, Leipsic, Lima, Ottawa, and Pemberville.

The Bank offers a full range of commercial banking services, including checking accounts, savings and money market accounts; time certificates of deposit; automatic teller machines; commercial, consumer, agricultural, residential mortgage loans and home equity loans; credit card services; safe deposit box rentals; and other personalized banking services.

Competition

The Corporation competes for deposits with other savings associations, commercial banks and credit unions and issuers of commercial paper and other securities, such as shares in money market mutual funds. Primary factors in competing for deposits include customer service, interest rates and convenience of office location. In making loans, the Corporation competes with other commercial banks, savings associations, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable. The number of financial institutions competing with the Corporation is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon the Corporation.

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

Supervision and Regulation

Sarbanes-Oxley Act of 2002 - On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “SOA”). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties within publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

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

*

“real time” filing of periodic reports;

*

the formation of a public company accounting oversight board;

*

auditor independence; and

*

various increased criminal penalties for violations of securities laws.

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

As an Ohio state-chartered bank, the Bank is supervised and regulated by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”).  The deposits of the Bank are insured by the FDIC and the Bank is subject to the applicable provisions of the Federal Deposit Insurance Act.  A subsidiary of a bank holding company can be liable to reimburse the FDIC if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default.  In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies’ regulations on prompt corrective action guarantees a portion of the institution’s capital shortfall, as discussed below.

Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies.  The risk-based capital guidelines include both a definition and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad risk categories.  The minimum ratio of total capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%.  At least 4% is to be comprised of common Shareholders’ equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”).  The remainder (“Tier 2 capital”) may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan losses.  The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including having the highest regulatory rating.  The minimum leverage ratio is 1%-2% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and for those banks experiencing or anticipating significant growth.  State non-member bank subsidiaries, such as the Bank are subject to similar capital requirements adopted by the FDIC.

The Corporation and its subsidiary currently satisfy all capital requirements.  Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.  The trust preferred securities issued in 2003, as described in Note 9 to the consolidated financial statements contained in the Corporation’s Annual Report, currently qualify as Tier I capital for regulatory purposes.  However, it is possible that regulations could change so that such securities do not qualify.

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

The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiary bank and other subsidiaries.  However, the Federal Reserve Board expects the Corporation to serve as a source of strength to its subsidiary bank, which may require it to retain capital for further investment in the subsidiary, rather than for dividends for shareholders of the Corporation.  The Bank may not pay dividends to the Corporation if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements.  The Bank must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net income and the retained net income for the preceding two years, less required transfers to surplus.  Payment of dividends by a bank subsidiary may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice.  These provisions could have the effect of limiting the Corporation’s ability to pay dividends on its outstanding common shares.

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

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.

The following are the average balance sheets for the years ended December 31:

ASSETS	2005	2004	2003
	(dollars in thousands)
Interest-earning assets
Securities available-for-sale (1)
Taxable	$162,044	$141,107	$118,575
Non-taxable	38,859	54,337	42,947
Federal Home Loan Bank deposits	733	892	2,751
Federal funds sold	2,925	1,470	6,139
Loans (2)	311,107	297,732	280,303
Total interest-earning assets	515,668	495,538	450,715
Non-interest-earning assets
Cash and due from banks	8,339	9,302	7,774
Premises and equipment, net	6,483	6,986	6,575
Accrued interest receivable and other assets	20,757	16,859	16,269

Allowance for loan losses	(2,784)	(2,620)	(2,815)

	$548,463 =======	$526,065 =======	$478,518 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$124,728	$127,199	$108,890
Time deposits	206,381	218,962	231,006
Federal funds purchased	99	56	2,127
Junior subordinated deferrable interest debentures	10,300	10,300	7,500
Long-term debt	125,978	91,046	54,621
Total interest-bearing liabilities	467,486	447,563	404,144
Non-interest-bearing liabilities
Demand deposits	34,033	32,324	26,440
Accrued interest payable and other liabilities	2,736	2,928	5,929
		482,815	436,513
Shareholders' equity (3)	44,208	43,250	42,005
	$548,463 =======	$526,065 =======	$478,518 =======

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

	2005 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities available-for-sale (1)
Taxable	$162,044	$ 7,264	4.48%
Non-taxable (2)	38,859	2,410	6.20%
Federal Home Loan Bank deposits	733	22	3.00%
Federal funds sold	2,925	93	3.18%
Loans (3, 4)	311,107	21,106	6.78%
Total interest-earning assets	$515,668	$30,895	5.99%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$124,728	$1,240	0.99%
Time deposits	206,381	5,119	2.48%
Federal funds purchased	99	4	4.04%
Junior subordinated deferrable interest debentures	10,300	640	6.21%
Long-term debt	125,978	4,977	3.95%
Total interest-bearing liabilities	$467,486	$11,980	2.56%

Net interest income, tax equivalent basis		$ 18,915 ======
Net interest income as a percent of average interest-earning assets			3.67% =====

(1)

Securities, available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balance of non-accrual loans and loans held for sale.

(4)

Interest income on loans includes fees on loans of $1,035,557

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

(4)

Interest income on loans includes fees on loans of $1,147,934.

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

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.

	2005/2004_______
	Total Variance		Variance Attributable To Volume Rate
INTEREST INCOME	(dollars in thousands)
Securities -
Taxable	$ 1,486	$ 907	$ 579

Non-taxable	(895)	(961)	66

Federal Home Loan Bank deposits	15	(1)	16
Federal funds sold	69	35	34
Loans	2,103	876	1,227

	2,778	856	1,922

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	505	(14)	519

Time deposits	(284)	(312)	28

Federal funds purchased	3	1	2

Junior Subordinated deferrable interest debentures	--	--	--

Long-term debt	1,422	1,381	41

	1,646	1,056	590

NET INTEREST INCOME	$ 1,132 =====	$ (200) =====	$ 1,332 =====

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2004/2003_________
	Total Variance		Variance Attributable To Volume Rate
INTEREST INCOME	(dollars in thousands)
Securities -
Taxable	$ 1,308	$ 900	$ 408

Non-taxable	585	688	(103)

Federal Home Loan Bank deposits	(34)	(20)	(14)
Federal funds sold	(18)	(76)	58
Loans	575	1,112	(537)

	2,416	2,604	(188)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	(309)	227	(536)

Time deposits	(764)	(312)	(452)

Federal funds purchased	(20)	(118)	98

Junior subordinated deferrable interest debentures	160	174	(14)

Long-term debt	1,200	1,398	(198)

	267	1,369	(1,102)

NET INTEREST INCOME	$ 2,149 =====	$ 1,235 =====	$ 914 =====

II.

INVESTMENT PORTFOLIO

A.

The carrying amount of securities available-for-sale as of December 31 are summarized as follows:

	2005	2004	2003
	(dollars in thousands)
U.S. Treasury and U.S. Government agency securities	$28,877	$ 24,904	$ 21,769
Obligations of states and political subdivisions	42,357	44,431	66,246
Mortgage-backed securities	112,022	144,229	82,436
Other	53	53	53
	$183,309 =======	$213,617 =======	$170,504 =======

The above excludes Federal Home Loan Bank stock amounting to $4,439,600 in 2005, $4,224,400 in 2004 and $4,054,700 in 2003.

B.

The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2005 are as follows:

		Maturing
	Within One Year	After One year But Within Five Years	After Five Years But Within Ten Years	After Ten Years
	(dollars in thousands)
U.S. Treasury and U.S. Government agency securities	$ 0	$ 25,983	$ 2,894	$ 0
Obligations of states and political subdivisions	349	11,265	20,755	9,988
Mortgage-backed securities (1)	465	94,504	16,050	1,003

	$ 814 =====	$131,752 ======	$ 39,699 ======	$ 10,991 ======

Weighted average yield	5.50% =====	4.71% ======	5.09% =======	6.17% =======

(1)

Maturity based upon estimated weighted-average life.

(2)

Table excludes Federal Home Loan Bank stock and $53,000 of securities having no maturity date.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.

Excluding those holdings in the investment portfolio of U.S. Treasury and U.S. Government agency securities, there were four securities which exceeded 10% of Shareholders’ equity at December 31, 2005.  One security was a variable rate collateralized mortgage obligations (“CMO”) with a $9,329,000 book value as of December 31, 2005.  The other three securities were variable rate mortgage-backed securities (“MBS”) with the following book values as of December 31, 2005: $11,642,000, $12,160,000, and $15,805,000.

III.

LOAN PORTFOLIO

A.

Types of Loans – Total loans, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	2005	2004	2003	2002	2001
	(dollars in thousands)
Commercial and agricultural	$172,840	$ 172,818	$ 167,423	$ 132,148	$ 108,707
Real estate mortgage	108,252	112,786	108,180	98,425	119,579
Consumer loans to individuals	28,913	20,987	16,618	12,982	15,709
	$ 310,005 =======	$ 306,591 =======	$ 292,221 =======	$ 243,555 =======	$ 243,995 =======

Real estate mortgage amounts include real estate construction loans of $13.9 million in 2005, $14.6 million in 2004, $10.2 million in 2003, $4.9 million in 2002, and $7.5 million in 2001.  There is no lease financing receivables in any year.

CONCENTRATIONS OF CREDIT RISK – The Corporation’s depository institution subsidiary grants commercial, real estate, installment, and credit card loans to customers primarily located in Northwestern Ohio.  Commercial loans include loans collateralized by business assets and agricultural loans collateralized by crops and farm equipment.  As of December 31, 2005 commercial and agricultural loans make up approximately 55.75% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses.  As of December 31, 2005, real estate mortgage loans make up approximately 34.92% of the loan portfolio and are collateralized by first mortgages on residential real estate.  As of December 31, 2005, consumer loans to individuals make up approximately 9.33% of the loan portfolio and are primarily collateralized by consumer assets.

B.

Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2005 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing	Commercial and Agricultural
(dollars in thousands)

Within one year	$ 30,739
After one year but within five years	25,246
After five years	116,855
$ 172,840 =======

III.

LOAN PORTFOLIO (CONTINUED)

Interest Sensitivity
	Fixed Rate	Variable Rate	Total
(dollars in thousands)
Due after one year but within five years	$ 8,932	$ 16,314	$ 25,246
Due after five years	7,955	108,900	116,855
	$ 16,887 ======	$ 125,214 ======	$ 142,101 =======

C.

Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans – The following table summarizes non-accrual, past due, restructured and impaired loans at December 31:

	2005	2004	2003	2002	2001
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$2,360	$ 2,135	$ 1,625	$ 1,288	$ 665
(b) Accruing loans that are contractually past due 90 days or more as to interest or principal payments and are still accruing interest	906	707	1,207	410	836
(c) Loans not included in (a) or (b) which are "Troubled Debt Restructurings" as defined by Statement of Financial Accounting Standards No. 15	--	--	--	--	--

	$3,266 =====	$2,842 =====	$2,832 =====	$1,698 =====	$1,501 =====

Management believes the allowance for loan losses at December 31, 2005 is adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

III.

LOAN PORTFOLIO (CONTINUED)

The following is reported for the year ended December 31, 2005:

2005 (dollars in thousands)

Gross interest income that would have been recorded in 2005 on non-

accrual loans outstanding at December 31, 2005 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period

$ 179

Interest income actually recorded on non-accrual loans and included in net income for the period	47

Interest income not recognized during the period	$ 132 ======

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

2.

Potential problem loans

As of December 31, 2005, in addition to the $3,266,000 of loans reported under Item III. C, there are approximately $10,215,000 in other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C, at some future date.  Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Item III. C above.  To the extent that such loans are not included in the $10,215,000 in potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

3.

Foreign outstandings

None

4.

Loan concentrations

At December 31, 2005, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated approximately $50,399,000.  At December 31, 2005, there were $360,000 in agricultural commercial loans, which were accounted for on a non-accrual basis; and there were $76,000 accruing agricultural commercial loans which were contractually past due ninety days or more as to interest or principal payments.

D.

Other interest-bearing assets

As of December 31, 2005, there were no other interest-bearing assets that are required to be disclosed.

IV.

SUMMARY OF LOAN LOSS EXPERIENCE

A.

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2005	2004	2003	2002	2001
LOANS	(dollars in thousands)
Loans outstanding at end of period (1)	$ 310,005 =======	$ 306,591 =======	$ 292,221 =======	$ 243,555 =======	$ 243,995 =======
Average loans outstanding during period	$ 311,107 =======	$ 297,732 =======	$ 280,303 =======	$ 242,688 =======	$ 264,243 =======
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$ 2,757	$ 2,768	$ 2,785	$ 2,592	$ 1,936
Addition of allowance for acquired subsidiary - Citizens Bank of Delphos	--	--	--	--	721
Loans charged off - Commercial and agricultural	(638)	(530)	(82)	(149)	(113)
Real estate mortgage	(66)	(116)	(362)	(215)	(83)
Consumer loans to individuals	(265)	(203)	(211)	(291)	(379)
	(969)	(849)	(655)	(655)	(575)
Recoveries of loans previously charged off -
Commercial and agricultural	52	91	9	23	--
Real estate mortgage	31	34	107	17	13
Consumer loans to individuals	128	136	72	86	48
	211	261	188	126	61
Net loans charged off	(758)	(588)	(467)	(529)	(514)
Transfer to other Liabilities	(71)	--	--	--	--
Provision for loan losses	612	577	450	722	449

Balance at end of period	$2,540 =====	$ 2,757 =====	$ 2,768 =====	$ 2,785 =====	$ 2,592 =====

Ratio of net charge-offs during the period to average loans outstanding during the period	0.24% =====	0.20% =====	0.17% =====	0.22% =====	0.19% =====

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

IV.

SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

B.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	(dollars in thousands)
	December 31, 2005		December 31, 2004
Commercial and agricultural	$ 1,395	55.8%	$ 1,937	56.4%
Real Estate mortgages	876	34.9%	543	36.8%
Consumer loans to individuals	165	9.3%	262	6.8%
Unallocated	104	N/A	15	N/A
	$ 2,540 ======	100.0% ======	$ 2,757 ======	100.0% ======

	December 31, 2003		December 31, 2002
Commercial and agricultural	$ 1,758	57.3%	$ 1,465	54.3%
Real Estate mortgages	469	37.0%	592	40.4%
Consumer loans to individuals	399	5.7%	581	5.3%
Unallocated	142	N/A	147	N/A
	$ 2,768 ======	100.0% ======	$ 2,785 ======	100.0% ======

	December 31, 2001
Commercial and agricultural	$ 1,288	44.6%
Real Estate mortgages	617	49.0%
Consumer loans to individuals	383	6.4%
Unallocated	304	N/A
	$ 2,592 ======	100.0% ======

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.

DEPOSITS

A.&B.

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	(dollars in thousands)
	2005 Average Amount	2005 Average Rate	2004 Average Amount	2004 Average Rate

Savings and interest- bearing demand deposits	$ 124,728	0.99%	$ 127,199	0.58%
Time deposits	206,381	2.48%	218,962	2.47%
Demand deposits (non-interest bearing)	34,033	--	32,324	--
	$ 365,142 =======		$ 378,485 =======

	2003 Average Amount	2003 Average Rate

Savings and interest- bearing demand deposits	$ 108,890.96%
Time deposits	231,006	2.67%
Demand deposits (non-interest bearing)	26,440	--
	$ 366,336 =======

C.&E.

There were no foreign deposits in any periods presented

D.

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2005 are summarized as follows:

Three months or less	$ 5,812
Over three months and through six months	3,016
Over six months and through twelve months	11,678
Over twelve months	8,030

$28,536 ======

VI.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2005	2004	2003
(dollars in thousands)

Average total assets	$ 548,463 =======	$ 526,065 =======	$ 478,518 =======
Average shareholders' equity (1)	$ 44,208 =======	$ 43,250 =======	$ 42,005 =======
Net income	$ 4,622 =======	$ 3,088 =======	$ 3,691 =======
Cash dividends declared	$ 1,760 =======	$ 1,617 =======	$ 1,606 =======

Return on average total assets	0.84% =====	0.59% =====	0.77% =====
Return on average shareholders' equity	10.46% =====	7.14% =====	8.79% =====
Dividend payout ratio (2)	38.08% =====	52.36% =====	43.51% =====
Average shareholders' equity to average total assets	8.06% =====	8.22% =====	8.78% =====

(1)

Average Shareholders’ equity includes average unrealized appreciation or depreciation on securities available-for-sale.

(2)

Dividends declared divided by net income.

VII.

SHORT-TERM BORROWINGS

None

Item 1A.

RISK FACTORS

An investment in the Corporation’s common stock is subject to risks inherent to the Corporation’s business. The material risks and uncertainties that management believes affect the Corporation are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Corporation. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Corporation’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Corporation’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Corporation’s common stock could decline significantly, and you could lose all or part of your investment.

Risks Related to the Corporation’s Business

  The Corporation is Subject to Interest Rate Risk

The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Corporation’s ability to originate loans and obtain deposits, (ii) the fair value of the Corporation’s financial assets and liabilities, and (iii) the average duration of the Corporation’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income,  and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies, to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Is Subject To Lending Risk

There are inherent risks associated with the Corporation’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates as well as those across the State of Ohio and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Corporation is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against the Corporation.

Although the Corporation does not have an inordinately large number of non-performing loans, an increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loans losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

  The Corporation’s Allowance for Loan Losses May Be Insufficient

The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Corporation will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations.

  The Corporation Is Subject To Environmental Liability Risk Associated With Lending Activities

A significant portion of the Corporation’s loan portfolio is secured by real property. During the ordinary course of business, the Corporation may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Corporation to incur substantial expenses and may materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Corporation’s exposure to environmental liability. Although the Corporation may perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s financial condition and results of operations.

  The Corporation’s Profitability Depends Significantly on Economic Conditions in the State of Ohio

The Corporation’s success depends primarily on the general economic conditions of the State of Ohio and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in Allen, Putnam, Wood, Sandusky and Van Wert counties. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact those local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

  The Corporation Operates in a Highly Competitive Industry and Market Area

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Corporation operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

•

The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•

The ability to expand the Corporation’s market position.

•

The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•

The rate at which the Corporation introduces new products and services relative to its competitors.

•

Customer satisfaction with the Corporation’s level of service.

•

Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

  The Corporation Is Subject To Extensive Government Regulation And Supervision

The Corporation, primarily through its wholly owned subsidiary, The Union Bank Company, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

  The Corporation’s Controls and Procedures May Fail or be Circumvented

Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations and financial condition.

  Corporation Relies On Dividends from Its Subsidiaries for Most of Its Revenue

The Corporation is a separate and distinct legal entity from its subsidiary. It receives substantially all of its revenue from dividends from its subsidiary. These dividends are the principal source of funds to pay dividends on the Corporation’s common stock, interest and principal on United’s debt, and other operating expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Corporation. Also, the Corporation’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Corporation, the Corporation may not be able to service debt, pay obligations or pay dividends on the Corporation’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

  The Corporation May Not Be Able To Attract And Retain Skilled People

The Corporation’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Corporation can be intense and the Corporation may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

  The Corporation’s Information Systems May Experience an Interruption or Breach in Security

The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

  The Corporation Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. Many of the Corporation’s competitors have substantially greater resources to invest in technological improvements. The Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

  The Corporation Is Subject To Claims and Litigation Pertaining to Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Corporation’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal action are not resolved in a manner favorable to the Corporation they may result in significant financial liability and/or adversely affect the market perception of the Corporation and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

  Severe Weather, Natural Disasters, Acts of War Or Terrorism And Other External Events Could Significantly Impact The Corporations Business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

Risks Associated with the Corporation’s Common Stock

  The Corporation’s Stock Price Can Be Volatile

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Corporation’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•

Actual or anticipated variations in quarterly results of operations.

•

Recommendations by securities analysts.

•

Operating and stock price performance of other companies that investors deem comparable to the Corporation.

•

News reports relating to trends, concerns and other issues in the financial services industry.

•

Perceptions in the marketplace regarding the Corporation and/or its competitors.

•

New technology uses, or services offered, by competitors.

•

Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Corporation or its competitors.

•

Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•

Changes in government regulations.

•

Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Corporation’s stock price to decrease regardless of operating results.

  An Investment in the Corporation’s Common Stock is NOT an Insured Deposit

The Corporation’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in the Corporation’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Corporation’s common stock, you may lose some or all of your investment.

  The Corporation’s Articles of Incorporation and Regulations as well as Certain Banking Laws  may have an Anti-Takeover Effect

Provisions, of the Corporation’s articles of incorporation and regulations and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to the Corporation’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Corporation’s common stock.

Risks Associated with the Corporation’s Industry

  The Earnings of Financial Services Companies are significantly affected by General Business  and Economic Conditions

The Corporation’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Corporation operates, all of which are beyond the Corporation’s control. Deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Corporation’s products and services, among other things, any of which could have a material adverse impact on the Corporation’s financial condition and results of operations.

  Financial Services Companies Depend on the Accuracy and Completeness of Information about Customers and Counterparties

In deciding whether to extend credit or enter into other transactions, the Corporation may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Corporation may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

  Consumers May Decide Not To Use Banks to Complete their Financial Transactions

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

7.

Two buildings located at 102 & 106 South High Street, Columbus Grove, Ohio were constructed in approximately 1930.  They are both two-story buildings and together contain approximately 9,700 square feet.  These facilities are used to house the operation areas of the subsidiary.

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

In addition to the aforementioned properties, The Union Bank Company leases approximately 2,000 square feet of office space at 1204 West Wooster Street, Bowling Green, Ohio.  The property is operated as a full-service banking center.

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

No matter was submitted to a vote of shareholders during the quarter ended December 31, 2005.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were approximately 1,619 shareholders of record as of January 31, 2006.

The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2005:

Total number

Maximum number

shares purchased

of shares that may

Total number

Average

as part of publicly

yet be purchased

of shares

price paid

announced plan

under the plan

Period

purchased(a)

per share(c)

or program

or program(b)

10/1/05 -

10/31/05

None

None

None

20,619

11/01/05 -

11/30/05

10,000

$15.10

10,000

110,619

12/1/05 –

12/31/05

None

None

None

110,619

(a) All share purchases were part of a publicly announced plan and all were open-market transactions.

(b) A stock repurchase program (“Plan”) was announced on July 29, 2005 and expanded on December 23, 2005.  The Plan authorizes the Corporation to repurchase up to 200,000 shares of the Corporation’s shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

(c) Exclude related brokerage fees.

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2005 (“Annual Report”), which is included herein as Exhibit 13.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance.
	(a)	(b)	(c)
Equity compensation plans approved by security holders	39,446	$11.18	68,603
Equity compensation plans not approved by security holders	---	---	---
Total	39,446	$11.18	68,603

Item 6.

Selected Financial Data

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2005 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from pages 4 through 12 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2005 (“Annual Report”), which is included herein as Exhibit 13.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference from page 12 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2005 (“Annual Report”), which is included herein as Exhibit 13.

Item 8.

Financial Statements and Supplementary Data

The information required herein is incorporated by reference from page 14 through 45 of United Bancshares’ Annual Report to Shareholders for 2005 (“Annual Report”), which is included herein as Exhibit 13.

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

Changes in Internal Controls Over Financial Reporting.  There have been no significant changes during the quarter ended December 31, 2005 in the Corporation’s internal controls over financial reporting  (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) or in other factors that could significantly affect the controls over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors and Executive Officers of the Registrant

The information required herein concerning Directors and Executive Officers is contained under the captions “Election of Directors” and “Directors and Executive Officers” of the Corporation’s definitive proxy statement dated March 22, 2006, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the caption “Audit Committee Report” of the Corporation’s proxy statement dated March 22, 2006, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s procedures for the nomination of Directors is contained under the caption “Committees of the Board of Directors” in the Corporation’s definitive proxy statement dated March 22, 2006, which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement dated March 22, 2006, which is incorporated herein by reference.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to all employees of the Corporation, including the Corporation’s principal executive officer and principal financial and accounting officer, which is incorporated herein by reference to the Corporation’s 2004 form 10K/A filed August 5, 2005.

Item 11.

Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Directors and Executive Officers” in the Corporation’s definitive proxy statement dated March 22, 2006, which is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Voting Securities” in the Corporation’s definitive proxy statement dated March 22, 2006, which is incorporated herein by reference.

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

Item 14.

Principal Accountant Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement dated March 22, 2006, which is incorporated herein by reference.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)

1.

Financial Statements –

The information required herein is filed as part of this report and is set forth in the United Bancshares’ Annual Report to Shareholders for 2005 (“Annual Report”), which is included herein as Exhibit 13.

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

     Employment Agreement – Daniel W. Schutt

     Severance Agreement – E. Eugene Lehman

     Agreement – Brian D. Young

      Salary Continuation Agreement - Brian D. Young

     Executive Supplemental Income Agreement - Bonita Selhorst

Annual Report to Shareholders - 2005

		(2) (2) (2) (2) (2) (2) (3)
14	Code of Ethics	(2)
21	Subsidiaries	(3)
23	Consent of Independent Accountants	(3)
31.1	Rule 13a-14(a)/15d-14(a) CEO's Certification	(3)

31.2	Rule 13a-14(a)/15d-14(a) CFO's Certification	(3)

32.1	Section 1350 CEO's Certification	(3)

32.2	Section 1350 CFO's Certification	(3)

99	Safe Harbor under The Private Securities Litigation Reform Act of 1995

(1)

Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.

(2)

Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.

(3)

Included herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCSHARES, INC.

By: /s/ DANIEL W. SCHUTT Daniel W. Schutt, CEO, President

By: /s/ BRIAN D. YOUNG Brian D. Young, Chief Financial Officer

Date:  March 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ P. DOUGLAS HARTER P. Douglas Harter	Director	March 21, 2006

/s/ DANIEL W. SCHUTT Daniel W. Schutt	Director	March 21, 2006

/s/ JAMES N. REYNOLDS James N. Reynolds	Director	March 21, 2006

/s/ H. EDWARD RIGEL H. Edward Rigel	Director	March 21, 2006

/s/ DAVID P. ROACH David P. Roach	Director	March 21, 2006

/s/ JOE S. EDWARDS Joe S. Edwards	Director	March 21, 2006

/s/R. STEVEN UNVERFERTH R. Steven Unverferth	Director	March 21, 2006

/s/ ROBERT L. BENROTH Robert L. Benroth	Director	March 21, 2006
/s/ ROBERT L. DILLHOFF Robert L. Dillhoff	Director	March 21, 2006

 Exhibit 21

United Bancshares, Inc. Subsidiaries

The Union Bank Company

Ohio banking corporation

Columbus Grove, Ohio

United (OH) Statutory Trust I

Connecticut statutory trust

Columbus Grove, Ohio

Exhibit 23

Consent of Independent Accountants

The Board of Directors

United Bancshares, Inc.

We hereby consent to the incorporation by reference in the Registration Statement (No. 333-106929) on Form S-8 of United Bancshares, Inc. of our report dated February 25, 2006, relating to the consolidated balance sheets of United Bancshares, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, which report appears in the December 31, 2005 Annual Report on Form 10-K of United Bancshares, Inc.

/s/ CLIFTON GUNDERSON LLP

Toledo, Ohio

March 21, 2006

Exhibit 31.1

CERTIFICATION - CEO

In connection with the Annual Report of United Bancshares, Inc. on Form 10-K for the year ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, President and Chief Executive Officer of United Bancshares, Inc., certify, that:

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

/s/ DANIEL W. SCHUTT

Daniel W. Schutt

President and Chief Executive Officer

March 21, 2006

Exhibit 31.2

CERTIFICATION - CFO

In connection with the Annual Report of United Bancshares, Inc. on Form 10-K for the year ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer of United Bancshares, Inc., certify, that:

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

March 21, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of United Bancshares, Inc. (the "Corporation") on Form 10-K for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, Chief Executive Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ DANIEL W. SCHUTT

Daniel W. Schutt

Chief Executive Officer

Date: March 21, 2006

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of United Bancshares, Inc. (the "Corporation") on Form 10-K for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: March 21, 2006

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

Exhibit 99.1

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. United Bancshares, Inc. ("Corporation") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

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

Possible Inadequacy of the Allowance for Loan Losses

The Corporation maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, trends in the level of non-performing assets and classified loans, current economic conditions in the primary lending area, past loss experience, possible losses arising from specific problem loans and changes in the composition of the loan portfolio. While the Board of Directors of the Corporation believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the final determination.

Loans not secured by one-to-four family residential real estate are generally considered to involve greater risk of loss than loans secured by one- to four-family residential real estate due, in part, to the effects of general economic conditions. The repayment of multifamily residential, nonresidential real estate and commercial loans generally depends upon the cash flow from the operation of the property or business, which may be negatively affected by national and local economic conditions. Construction loans may also be negatively affected by such economic conditions, particularly loans made to developers who do not have a buyer for a property before the loan is made. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. When consumers have trouble paying their bills, they are more likely to pay mortgage loans than consumer loans. In addition, the collateral securing such loans, if any, may decrease in value more rapidly than the outstanding balance of the loan.

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