Form 10-Q
period 2006-03-31
UNITED BANCSHARES INC/OH
filed 2006-04-28
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes           No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 12, 2006: 3,601,185

This document contains 26 pages.  The Exhibit Index is on page 20 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

Table of Contents

Page

Part I – Financial Information

Item 1 – Financial Statements	3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	17

Item 4 – Controls and Procedures	17

Part II – Other Information

Item 1 – Legal Proceedings Item 1A – Risk Factors	18 18

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3 – Defaults upon Senior Securities	19

Item 4 – Submission of Matters to a Vote of Security Holders	19

Item 5 – Other Information	19

Item 6 – Exhibits	19

PART 1 - FINANCIAL INFORMATION

ITEM 1

United Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 6,399,981	$ 8,968,880
Interest-bearing deposits in other banks	660,814	75,488
Federal funds sold	-	1,070,000
Total cash and cash equivalents	7,060,795	10,114,368

SECURITIES, available-for-sale	181,709,485	183,351,256
FEDERAL HOME LOAN BANK STOCK, at cost	4,502,500	4,439,600
LOANS HELD FOR SALE	437,303	440,432

LOANS	313,696,567	309,564,672
Allowance for loan losses	(2,483,514)	(2,540,301)
Net loans	311,213,053	307,024,371

PREMISES AND EQUIPMENT, net	6,162,463	6,198,467
GOODWILL CASH SURRENDER VALUE OF LIFE INSURANCE	7,282,013 10,587,929	7,282,013 10,479,078
OTHER ASSETS, including accrued interest receivable
and other intangible assets	7,661,946	6,879,087

TOTAL ASSETS	$ 536,617,487	$ 536,208,672

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 32,300,652	$ 34,628,941
Interest bearing	324,563,441	322,291,895
Total deposits	356,864,093	356,920,836

Federal Home Loan Bank borrowings Securities sold under agreements to repurchase	64,029,183 59,289,710	61,687,394 59,000,000
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	2,501,272	4,507,929

Total liabilities	492,984,258	492,416,159

SHAREHOLDERS' EQUITY
Common stock, $1 stated value, 4,750,000 shares
authorized, 3,760,557 shares issued	3,760,557	3,760,557
Surplus	14,651,596	14,651,596
Retained earnings	29,732,138	29,026,911
Accumulated other comprehensive loss	(2,067,095)	(1,521,648)
Treasury stock,159,372 shares at March 31, 2006 and 139,108 shares at December 31, 2005, at cost	(2,443,967)	(2,124,903)
Total shareholders' equity	43,633,229	43,792,513

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 536,617,487	$ 536,208,672

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
	2006	2005

INTEREST INCOME
Loans, including fees	$ 5,589,067	$ 4,959,127
Securities:
Taxable	1,668,288	1,872,057
Tax-exempt	452,079	421,921
Other	7,556	24,184
Total interest income	7,716,990	7,277,289

INTEREST EXPENSE
Deposits	1,885,437	1,415,414
Other borrowings	1,444,824	1,416,993
Total interest expense	3,330,261	2,832,407

NET INTEREST INCOME	4,386,729	4,444,882

PROVISION FOR LOAN LOSSES	100,000	150,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,286,729	4,294,882

NON-INTEREST INCOME
Gain on sales of loans	63,050	84,301
Gain on sales of securities Other	(4,001) 693,246	46,420 532,456
Total non-interest income	752,295	663,177

NON-INTEREST EXPENSES	3,554,659	3,521,253

Income before income taxes	1,484,365	1,436,806
PROVISION FOR INCOME TAXES	303,000	354,000
NET INCOME	$ 1,181,365	$ 1,082,806

NET INCOME PER SHARE
Basic:	$ 0.33	$ 0.29

Weighted average common shares outstanding	3,613,504	3,705,980

Diluted:	$ 0.33	$ 0.29

Weighted average common shares outstanding	3,624,830	3,718,373

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity (Unaudited)
Three months ended March 31, 2006 and 2005

	Common		Retained	Accumulated Other	Treasury
	Stock	Surplus	Earnings	Comprehensive Loss	Stock	Total
BALANCE AT DECEMBER 31, 2005	$ 3,760,557	14,651,596	29,026,911	(1,521,648)	(2,124,903)	$ 43,792,513

Net income			1,181,365			1,181,365
Change in unrealized loss on securities, net of tax				(545,447)		(545,447)
Total comprehensive income						635,918
Dividends declared ($0.13 per share)			(469,129)			(469,129)
4,086 shares issued in connection with the Corporation’s Employee Stock Purchase Plan Purchase of 24,350 common shares			(7,009)		62,415 (381,479)	55,406 (381,479)

BALANCE AT MARCH 31, 2006	$ 3,760,557	14,651,596	29,732,138	(2,067,095)	(2,443,967)	$ 43,633,229

	Common		Retained	Accumulated Other	Treasury
	Stock	Surplus	Earnings	Comprehensive Income(Loss)	Stock	Total
BALANCE AT DECEMBER 31, 2004	$ 3,760,557	14,598,030	26,166,782	713,857	(1,010,039)	$ 44,229,187

Net income			1,082,806			1,082,806
Change in unrealized gain on securities, net of tax				(1,700,156)		(1,700,156)
Total comprehensive loss						(617,350)

Dividends declared ($0.12 per share)			(444,873)			(444,873)
Exercise of stock options		53,200			169,901	223,101
6,253 shares issued in connection with the Corporation’s Employee Stock Purchase Plan		366			88,239	88,605

BALANCE AT MARCH 31, 2005	$ 3,760,557	14,651,596	26,804,715	(986,299)	(751,899)	$ 43,478,670

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2006	2005

Cash flows from operating activities	$ 593,164	$ 744,073

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from sales or maturities	(1,164,863)	3,899,664
Net decrease (increase) in loans	(4,079,432)	(5,597,082)
Expenditures for premises and equipment	(100,793)	(27,831)
Net cash from investing activities	(5,345,088)	(1,725,249)

Cash flows from financing activities:
Net change in deposits	(137,946)	(28,661)
Long-term borrowings, net of repayments Purchase of treasury shares	2,631,499 (381,479)	(4,633,952) --
Proceeds from issuance of common stock	55,406	88,605
Cash dividends paid	(469,129)	(444,873)
Net cash from financing activities	1,698,351	(5,018,881)

Net change in cash and cash equivalents	(3,053,573)	(6,000,057)

Cash and cash equivalents:
At beginning of period	10,114,368	14,571,949
At end of period	$ 7,060,795	$ 8,571,892

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2006

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiary (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Note 2 – Junior Subordinated Deferrable Interest Debentures

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (United Trust) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation.  The debentures mature on March 26, 2033, which date may be shorten to March 26, 2008, if certain conditions are met, as well as quarterly thereafter.  The interest rate of the debentures is fixed at 6.40% for a five-year period through March 2008.  Thereafter, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.  Interest expense on the debentures amounted to $160,000 for the quarters ended March 31, 2006 and 2005 and is included in interest expense-borrowings in the accompanying consolidated statements of income.

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

NOTE 3 - Securities

The amortized cost and fair value of available-for-sale securities as of March 31, 2006 and December 31, 2005 are as follows (dollars in thousands):

	March 31, 2006		December 31, 2005
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury and agencies	$ 29,648	$ 28,871	$ 29,642	$ 28,877
Obligations of states and political subdivisions	46,354	46,343	42,190	42,357
Mortgage-backed	108,786	106,442	113,772	112,064
Other	53	53	53	53

Total	$ 184,841 ========	$ 181,709 =======	$ 185,657 =======	$ 183,351 =======

A summary of gross unrealized gains and losses on available-for-sale securities at March 31, 2006 and December 31, 2005 follows (dollars in thousands):

	March 31, 2006		December 31, 2005
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

U.S. Treasury and agencies	$ 0	$ 777	$ 0	$ 765
Obligations of states and political subdivisions	356	367	412	245
Mortgage-backed	21	2,365	38	1,746

Total	$377 ========	$ 3,509 =======	$ 450 =======	$ 2,756 =======

NOTE 4 - Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects are as follows for the three-month periods ended March 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Unrealized holding losses on available-for-sale securities	$ (830)	$ (2,530)
Reclassification adjustments for securities losses (gains) realized to income	4	(46)

Net unrealized losses	(826)	(2,576)

Tax effect	(281)	(876)

Net-of-tax amount	$ (545) =======	$ (1,700) ======

Note 5 – Subsequent Events

In April 2006, The Union Bank Company (“Union”), the Corporation’s wholly owned subsidiary, entered into an agreement to purchase for $750,000 land located in Bowling Green, Ohio for the anticipated construction of a banking center.

Note 6 - New Accounting Pronouncement

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement 140" (Statement 156).  Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities.  Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable.  Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method.  Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing.  Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006.  Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The Corporation expects to adopt Statement 156 at the beginning of 2007 and has not yet determined how its servicing assets will be measured subsequent to acquisition.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended March 31,
	2006	2005
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.88%	0.78%
Average shareholders’ equity (a)	10.81%	9.88%
Net interest margin (a)	3.70%	3.57%
Efficiency ratio (a)(b)	66.17%	66.12%
Average shareholders’ equity to average assets	8.14%	7.85%
Loans to deposits (end of period) (c)	88.03%	84.41%
Allowance for loan losses to loans (end of period) (d)	0.79%	0.91%
Cash dividends to net income	39.71%	41.09%

PER SHARE DATA
Book value per share	$12.12	$11.73

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

United Bancshares, Inc. (the “Corporation”), an Ohio corporation, is a bank holding Corporation registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation was incorporated and organized in 1985.  The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.  The Corporation is a one-bank holding company, as that term is defined by the Federal Reserve Board.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2006, the Corporation reported net income of $1,181,000, or $0.33 basic earnings per share. This compares to first quarter 2005 net earnings of $1,083,000, or $0.29 basic earnings per share.  Compared with the same period in 2005, first quarter 2006 net income increased $98,000 or 9.1%.  The $98,000 increase was primarily the result of an $89,000 increase in the Corporation’s non-interest income and decreases of $50,000 in the provision for loan losses and $51,000 in the provision for income taxes, offset by a decrease of $58,000 in net interest income and an increase of $34,000 in non-interest expenses.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.  Net interest income was $4,387,000 for the first quarter of 2006, compared to $4,445,000 for the same period of 2005.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resultant percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the three months ended March 31, 2006, the net interest margin (on a taxable equivalent basis) was 3.70% compared with 3.57% for the same period of 2005.  Management believes that this increase was primarily the result of its interest rate pricing strategies.  Despite the increase in net interest margin, the Corporation’s net interest income decreased as a result of a decrease in earning assets for the three month period ended March 31, 2006 compared to the same period in 2005.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s continuing calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s markets.  As a result of management’s analysis, a $100,000 provision for loan losses was made for the first quarter of 2006, compared to a $150,000 provision for the same period in 2005.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgages, gain on sales of security investments, earnings on Bank Owned Life Insurance, customer deposit account fees, and income arising from sales of products, such as investments to customers.  Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter.

Gain on sales of loans amounted to $63,000 for the quarter ended March 31, 2006, compared to $84,000 for the comparable 2005 period.  The quarterly gain included capitalized servicing rights of $45,000 and $56,000 on $4.6 million and $5.5 million of originated loan sales during the quarters ended March 31, 2006 and 2005, respectively. The balance of the gain on sales of loans represented cash gains.  Additionally, during the quarter ended March 31, 2006, the Corporation realized a loss on the sales of securities of $4,000, compared to a $46,000 gain for the quarter ended March 31, 2005.

Other non-interest income increased $161,000 (30.3%) to $693,000 largely due to an increase in bank owned life insurance of $109,000 ($95,000 increase) for the quarter ended March 31, 2006 compared to $14,000 for the same period in 2005 and a $65,000 gain on sale of an OREO property.

Non-Interest Expenses

For the quarter ended March 31, 2006, non-interest expenses totaled $3,555,000, compared to $3,521,000 for the comparable period of 2005, a $34,000 increase (1.0%).  Management believes that the $34,000 increase is acceptable considering the increases in costs of conducting business.  In addition, the first quarter operating results included a $7,000 adjustment to the provision for stock options based on the Corporation’s closing stock price as of March 31, 2006.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  The Corporation’s efficiency ratio for the first quarter of 2006 was 66.17%, compared to 66.12% for the same period of 2005.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2006 was $303,000, or 20.4% of income before income taxes, compared to $354,000, or 24.6%, for the comparable 2005 period.  The decrease in the effective tax rate was due to tax-exempt interest income comprising a larger portion of pre-tax income for the 2006 period, as well as other tax planning initiatives which reduced the Corporation’s tax liability.

Return on Assets

Return on average assets was 0.88% for the first quarter of 2006, compared to 0.78% for the comparable quarter of 2005.   The increase in return on average assets was due to a combination of an increase in net income and a reduction in the asset base.

Return on Equity

Return on average equity for the first quarter of 2006 was 10.81% compared to 9.88% for the same period of 2005.  This increase was a combination of increased net income coupled with a decrease in the Corporation’s average equity as the result of an increase in the unrealized  losses for the investment securities portfolio as of March 31, 2006 and the Corporation’s repurchasing of 24,350 common shares during the first quarter of 2006, through a publicly announced repurchase program.  The Corporation and Union met all regulatory capital requirements and Union is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at March 31, 2006, net of the allowance for loan losses, increased $4.2 million (1.4%) from December 31, 2005.  Securities available-for-sale decreased $1.6 million (0.9%) during this three-month period.  Deposits during this same period decreased $57,000.  Other borrowings increased $2.6 million (2.2%) during the three-month period.

Shareholders’ equity decreased from $43.8 million at December 31, 2005 to $43.6 million at March 31, 2006.  This decrease was primarily the result of a $545,000, net of tax, increase in unrealized losses on securities, the repurchase of 24,350 common shares ($381,000) and the payment of dividends ($469,000), offset by net income ($1.2 million) and the sale of 4,086 treasury shares ($55,000) under the Corporation’s Employee Stock Purchase Plan.  The aforementioned increase in unrealized securities losses from December 31, 2005, was primarily the result of customary and expected changes in the bond market.  At the present, the Corporation has both the ability and intent to hold securities in a loss position until such time as market conditions change or the respective securities mature.  Consequently, such losses are considered to be temporary and have not been reflected in the Corporation’s earnings results.  The unrealized losses on securities is reported as accumulated other comprehensive loss in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $7.1 million at March 31, 2006 compared to $10.1 million at December 31, 2005 (December 31, 2005 includes Federal funds sold of $1.1 million).

Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs.  Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

Securities

At March 31, 2006, securities totaled $181.7 million, a decrease of $1.6 million from December 31, 2005.  All of the Corporation’s securities are classified as available-for-sale.  Management believes classifying securities as available-for-sale provides the Corporation flexibility and facilitates greater interest rate risk management opportunities.  At March 31, 2006, the amortized cost of the Corporation’s securities totaled $184.8 million, resulting in net unrealized losses of approximately $3.1 million and a corresponding after tax decrease in shareholders’ equity of $2.1 million.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings.

Loans

The Corporation’s lending is primarily centered in northwestern and west central Ohio.  Gross loans (including loans held for sale) totaled $314.1 million at March 31, 2006 compared to $310.0 million at December 31, 2005, an increase of $4.1 million (1.3%).

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans (excluding loans held for sale) was 0.79% at March 31, 2006 compared to 0.82% at December 31, 2005.  Management believes the level of allowance is adequate given the composition of and risk inherent in the loan portfolio of Union.  Throughout 2006, management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the allowance for loan losses for the three months ended March 31, 2006 and 2005, respectively:

	(dollars in thousands)

	2006	2005
Balance, beginning of period	$2,540	$2,757

Charge offs	(226)	(133)
Recoveries	70	61
Net charge offs	(156)	(72)

Provision for loan losses	100	150
Balance, end of period	$2,484 =====	$2,835 =====

Loans on non-accrual status as a percentage of outstanding loans were 0.75% at March 31, 2006, compared to 0.76% at December 31, 2005.  Non-accrual loans totaled $2,364,000 and $2,060,000 at March 31, 2006 and December 31, 2005, respectively.  Management believes the current level of non-accrual loans is acceptable and is a reflection of the quality of Union’s loan portfolio as well as the adequacy of staffing levels devoted to monitoring and pursuing the collection of these credits.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Corporation, totaling $356.9 million, or 72.8% of the Corporation’s funding sources at March 31, 2006.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 9.1% of total deposits at March 31, 2006.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements.  These borrowings consisted of FHLB borrowings totaling $64.0 million and $61.7 million at March 31, 2006 and December 31, 2005, respectively, and repurchase agreements totaling $59.3 million and $59.0 million at March 31, 2006 and December 31, 2005, respectively.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the quarter ended March 31, 2006, the Corporation had net income of $1,181,000 from traditional operations and dividends of $469,000, resulting in a dividend payout ratio of 39.71% of net income.  Management believes the overall equity level supports this payout ratio.  During the first quarter of 2006 and 2005, the Corporation transferred 4,086 and 6,253 shares, respectively of treasury stock to participants of the Corporation’s Employee Stock Purchase Plan. In addition, during the first quarter of 2006, the Corporation purchased 24,350 shares through its share repurchase program.

The increase in net unrealized loss on available-for-sale securities, net of income taxes, was $545,000 for the quarter ended March 31, 2006.  Since all the securities in the Corporation’s portfolio are classified as available-for-sale, both the securities and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

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

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the December 31, 2005 Form 10-K.

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

PART II – Other Information

Item 1:  Legal Proceedings.

There are no pending legal proceedings to which the Corporation or its subsidiary are a party or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiary are a party incident to the banking business.  None of such proceedings are considered by the Corporation to be material.

Item 1A:  Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the December 31, 2005 Form 10-K

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended March 31, 2006:

Total number

Maximum number

shares purchased

of shares that may

Total number

Average

as part of publicly

yet be purchased

of shares

price paid

announced plan

under the plan

Period

purchased(a)

per share(c)

or program

or program(b)

01/1/06 -

01/31/06

None

None

None

110,619

02/01/06 -

02/28/06

16,850

$15.58

16,850

93,769

03/1/06 –

03/31/06

7,500

$15.75

7,500

86,269

(a) All share purchases were part of a publicly announced plan and all were open-market transactions.

(b) A stock repurchase program (“Plan”) was announced on July 29, 2005 and expanded on December 23, 2005.  The Plan authorizes the Corporation to repurchase up to 200,000 of the Corporation’s common shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

(c) Exclude related brokerage fees.

Item 3:  Defaults upon Senior Securities.

None

Item 4:  Submission of Matters to a Vote of Security Holders.

None

Item 5:  Other Information.

Schedule 14A The Notice of Annual Meeting of Shareholders and related Proxy was filed on March 22, 2006.

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

UNITED BANCSHARES, INC.

Date:	April 28, 2006	By:/s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED MARCH 31, 2006

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

April 28, 2006

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

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

April 28, 2006

Exhibit 32.1

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Daniel W. Schutt

Daniel W. Schutt

Chief Executive Officer

Date: April 28, 2006

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

Exhibit 32.2

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: April 28, 2006

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

Exhibit 99.1

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. United Bancshares, Inc. ("Corporation") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

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