Form 10-Q
period 2006-06-30
UNITED BANCSHARES INC/OH
filed 2006-07-24
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes           No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 11, 2006: 3,605,074.

This document contains 33 pages.  The Exhibit Index is on page 23 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

Table of Contents

Page

Part I – Financial Information

Item 1 – Financial Statements	3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	19

Item 4 – Controls and Procedures	20

Part II – Other Information

Item 1 – Legal Proceedings Item 1A – Risk Factors	20 20

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3 – Defaults upon Senior Securities	21

Item 4 – Submission of Matters to a Vote of Security Holders	21

Item 5 – Other Information	22

Item 6 – Exhibits	22

PART 1 - FINANCIAL INFORMATION

ITEM 1

United Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 8,425,534	$ 8,968,880
Interest-bearing deposits in other banks	911,078	75,488
Federal funds sold	-	1,070,000
Total cash and cash equivalents	9,336,612	10,114,368

SECURITIES, available-for-sale	173,639,455	183,351,256
FEDERAL HOME LOAN BANK STOCK, at cost	4,567,000	4,439,600
LOANS HELD FOR SALE	433,790	440,432

LOANS	322,878,070	309,564,672
Allowance for loan losses	(2,538,991)	(2,540,301)
Net loans	320,339,079	307,024,371

PREMISES AND EQUIPMENT, net	6,058,472	6,198,467
GOODWILL CASH SURRENDER VALUE OF LIFE INSURANCE	7,282,013 10,709,939	7,282,013 10,479,078
OTHER ASSETS, including accrued interest receivable
and other intangible assets	8,567,426	6,879,087

TOTAL ASSETS	$ 540,933,786	$ 536,208,672

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 34,512,368	$ 34,628,941
Interest bearing	327,191,316	322,291,895
Total deposits	361,703,684	356,920,836

Federal Home Loan Bank borrowings Securities sold under agreements to repurchase	64,948,118 59,151,129	61,687,394 59,000,000
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	2,247,739	4,507,929

Total liabilities	498,350,670	492,416,159

SHAREHOLDERS' EQUITY
Common stock, $1 stated value; 10,000,000 shares authorized in 2006 and 4,750,000 shares
authorized in 2005; 3,760,557 shares issued	3,760,557	3,760,557
Surplus	14,651,596	14,651,596
Retained earnings	30,506,828	29,026,911
Accumulated other comprehensive loss	(3,891,898)	(1,521,648)
Treasury stock, 159,372 shares at June 30, 2006 and 139,108 shares at December 31, 2005, at cost	(2,443,967)	(2,124,903)
Total shareholders' equity	42,583,116	43,792,513

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 540,933,786	$ 536,208,672

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$ 5,987,986	$ 5,176,503	$ 11,577,053	$ 10,135,630
Securities:
Taxable	1,618,706	1,928,758	3,286,994	3,800,815
Tax-exempt	482,545	408,873	934,624	830,794
Other	6,474	23,598	14,030	47,782
Total interest income	8,095,711	7,537,732	15,812,701	14,815,021

INTEREST EXPENSE
Deposits	2,215,161	1,594,706	4,100,598	3,010,120
Other borrowings	1,483,969	1,358,620	2,928,793	2,775,613
Total interest expense	3,699,130	2,953,326	7,029,391	5,785,733

NET INTEREST INCOME	4,396,581	4,584,406	8,783,310	9,029,288

PROVISION FOR LOAN LOSSES	40,000	175,000	140,000	325,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,356,581	4,409,406	8,643,310	8,704,288

NON-INTEREST INCOME
Gain on sales of loans	77,590	110,792	140,640	195,093
Gain on sales of securities Other	- 664,824	73,762 518,914	(4,001) 1,358,070	120,182 1,051,370
Total non-interest income	742,414	703,468	1,494,709	1,366,645

NON-INTEREST EXPENSES	3,550,151	3,633,758	7,104,810	7,155,011

Income before income taxes	1,548,844	1,479,116	3,033,209	2,915,922
PROVISION FOR INCOME TAXES	306,000	346,000	609,000	700,000
NET INCOME	$ 1,242,844 ========	$ 1,133,116 =======	$ 2,424,209 ========	$ 2,215,922 ========

NET INCOME PER SHARE
Basic	$ 0.34	$ 0.31	$ 0.67	$ 0.60
Weighted average common shares outstanding	3,601,185	3,707,274	3,607,311	3,706,630

Diluted:	$ 0.34	$ 0.30	$ 0.67	$ 0.60
Weighted average common shares outstanding	3,613,383	3,717,440	3,619,075	3,717,910

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholder's Equity (Unaudited)
Six months ended June 30, 2006 and 2005

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2005	$ 3,760,557	$ 14,651,596	$ 29,026,911	$ (1,521,648)	$ (2,124,903)	$ 43,792,513
Comprehensive income:
Net income			2,424,209			2,424,209
Change in unrealized loss on securities, net of tax				(2,370,250)		(2,370,250)
Total comprehensive income						53,959

Dividends declared ($0.26 per share)			(937,283)			(937,283)
4,086 shares issued in connection with the Corporation’s Employee Stock Purchase Plan			(7,009)		62,415	55,406
Purchase of 24,350 common shares		_________			(381,479)	(381,479)
BALANCE AT JUNE 30, 2006	$ 3,760,557 ========	14,651,596 =======	30,506,828 =======	(3,891,898) ========	(2,443,967) =======	$ 42,583,116 ========

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2004	$ 3,760,557	14,598,030	26,166,782	713,857	(1,010,039)	$ 44,229,187
Comprehensive income:
Net income			2,215,922			2,215,922
Change in unrealized gain(loss) on securities, net of tax				(515,669)		(515,669)
Total comprehensive income						1,700,253

Dividends declared ($0.24 per share)			(889,746)			(899,746)
6,253 shares issued in connection with the Corporation’s Employee Stock Purchase Plan					88,239	88,239
Exercise of stock options (12,040 shares)		53,566			169,901	223,467
BALANCE AT JUNE 30, 2005	$ 3,760,557 ========	14,651,596 =======	27,492,958 =======	198,188 ========	(751,899) =======	$ 45,351,400 ========

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2006	2005

Cash flows from operating activities	$ 1,809,875	$ 1,596,189

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from sales or maturities	4,133,741	23,723,377
Net increase in loans Purchase of bank owned life insurance	(13,606,614) -	(7,386,639) (4,500,000)
Expenditures for premises and equipment	(128,306)	(113,202)
Net cash from investing activities	(9,600,179)	11,723,536

Cash flows from financing activities:
Net change in deposits	4,864,051	(5,166,333)
Net change in long-term debt	3,411,853	(7,218,646)
Proceeds from issuance of common stock Purchase of treasury stock	55,406 (381,479)	88,239 -
Cash dividends paid	(937,283)	(889,746)
Net cash from financing activities	7,012,548	(13,186,486)

Net change in cash and cash equivalents	(777,756)	133,239

Cash and cash equivalents:
At beginning of period	10,114,368	14,571,949
At end of period	$ 9,336,612 =========	$ 14,705,188 ========

Cash paid during period: Interest Income taxes See notes to consolidated financial statements	$ 6,771,108 ======== $ 570,000 ========	$ 5,624,858 ======== $ 265,000 ========

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiary (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the quarterly and six–month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Note 2 – Junior Subordinated Deferrable Interest Debentures

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (United Trust) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation.  The debentures mature on March 26, 2033, which date may be shorten to March 26, 2008, if certain conditions are met, as well as quarterly thereafter.  The interest rate of the debentures is fixed at 6.40% for a five-year period through March 2008.  Thereafter, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.  Interest expense on the debentures amounted to $320,000 for the six-month periods ended June 30, 2006 and 2005 and is included in interest expense-borrowings in the accompanying consolidated statements of income.

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

NOTE 3 - Securities

The amortized cost and fair value of available-for-sale securities as of June 30, 2006 and December 31, 2005 are as follows (dollars in thousands):

	June 30, 2006		December 31, 2005
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury and agencies	$ 29,655	$ 28,568	$ 29,642	$ 28,877
Obligations of states and political subdivisions	45,976	45,254	42,190	42,357
Mortgage-backed	103,852	99,764	113,772	112,064
Other	53	53	53	53

Total	$ 179,536 ========	$ 173,639 =======	$ 185,657 =======	$ 183,351 =======

A summary of gross unrealized gains and losses on available-for-sale securities at June 30, 2006 and December 31, 2005 follows (dollars in thousands):

	June 30, 2006		December 31, 2005
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

U.S. Treasury and agencies	$ 0	$ 1,087	$ 0	$ 765
Obligations of states and political subdivisions	208	930	412	245
Mortgage-backed	6	4,094	38	1,746

Total	$214 ========	$ 6,111 =======	$ 450 =======	$ 2,756 =======

NOTE 4 - Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects are as follows for the six-month periods ended June 30, 2006 and 2005 (dollars in thousands):

	2006	2005
Unrealized holding losses on available-for-sale securities	$ (3,595)	$ (662)
Reclassification adjustments for securities losses (gains) realized to income	4	(120)

Net unrealized losses	(3,591)	(782)

Tax effect	(1,221)	(266)

Net-of-tax amount	$ (2,370) =======	$ (516) ======

Note 5 - Commitments

The Union Bank Company (“Union”), the Corporation’s wholly-owned subsidiary, has entered into contracts for the purchase of land in Columbus Grove and Bowling Green, Ohio for construction of new banking centers.  The total cost of the contracts aggregates $810,000 of which Union has made deposits of $25,000 at June 30, 2006.  Union is expected to close on both contracts during the third quarter of 2006.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2006	2005	2006	2005
SIGNIFICANT RATIOS (Unaudited)
Net income to: Average assets (a) Average shareholders’ equity (a)	0.92% 11.53%	0.82% 10.20%	0.90% 11.17%	0.80% 10.04%
Net interest margin (a)	3.70%	3.62%	3.70%	3.59%
Efficiency ratio (b)	65.90%	66.09%	66.03%	66.10%
Average shareholders’ equity to average assets	7.98%	8.02%	8.06%	7.94%
Loans to deposits (end of period) (c)	89.39%	86.06%	89.39%	86.06%
Allowance for loan losses to loans (end of period) (d)	0.79%	0.92%	0.79%	0.92%
Cash dividends to net income	37.67%	39.26%	38.66%	40.15%

Book value per share	$ 11.82	$ 12.23	$ 11.82	$ 12.23

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

The Corporation cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in the levels of market interest rates, credit and other risks associated with lending and investing activities, and competitive and regulatory factors could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected.  The Corporation does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

The Union Bank Company (“Union”), a wholly-owned subsidiary of the Corporation, is engaged in the business of commercial banking.  Union is an Ohio state-chartered bank, which serves Allen, Putnam, Sandusky, Van Wert and Wood Counties, with office locations in Bowling Green, Columbus Grove, Delphos, Gibsonburg, Kalida, Leipsic, Lima, Ottawa, and Pemberville.

Union offers a full range of commercial banking services, including checking and NOW accounts, savings and money market accounts; time certificates of deposit; automatic teller machines; commercial, consumer, agricultural, residential mortgage loans and home equity loans; credit card services; safe deposit box rentals; and other personalized banking services.

The Corporation is registered as a Securities Exchange Act of 1934 reporting company.

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2006, United Bancshares, Inc. reported net income of $1,243,000, or $0.34 basic earnings per share.  This compares to second quarter 2005 net income of $1,133,000, or $0.31 basic earnings per share.  Compared with the same period in 2005, second quarter 2006 net income increased $110,000 or 9.7%.  The increase in net income for the quarter was the result of an increase in non-interest income of $39,000 and decreases in the provision for income taxes of $40,000, provision for loan losses of $135,000 and non-interest expenses of $84,000, offset by a decrease of $188,000 in net interest income.

Net income for the six months ended June 30, 2006, totaled $2,424,000, or $0.67 basic earnings per share compared to net income of $2,216,000, or $0.60 basic earnings per share for the same period in 2005.  The increase in net income for the six-month period was the result of an increase of $128,000 in non-interest income and decreases in the provision for loan losses of $185,000, non-interest expenses of $50,000 and the provision for income taxes of $91,000, offset by a decrease in net interest income of $246,000.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.  Net interest income was $4,397,000 for the second quarter of 2006 compared to $4,584,000 for the same period of 2005, a $188,000 decrease.  Net interest income was $8,783,000 for the first half of 2006 compared to $9,029,000 for the same period of 2005, a decrease of $246,000.    Although net interest margin was improved in 2006 compared to 2005, net interest income for the six-month period ended June 30, 2006 was reduced due to a decrease in average net interest-earning assets for the comparable period.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets.  The resultant percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer companies.  For the three and six month periods ended June 30, 2006, the net interest margin (on a tax equivalent basis) was 3.70%, compared with 3.62% and 3.59% for the same periods of 2005.  Management believes that this increase was primarily the result of changes in its interest rate pricing strategies and yield improvements as a result of the ongoing transfer of assets from the Corporation’s investment portfolio to the Corporation’s loan portfolio.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s continuing calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, portfolio risk, and general economic conditions in the Corporation’s markets.  As a result of management’s analysis, a $40,000 provision for loan losses was made for the second quarter of 2006, and a $140,000 provision was made for the six months ended June 30, 2006, compared to provisions for loan losses of $175,000 for the three month and $325,000 for the six month periods ended June 30, 2005.  See “Allowance for Loan Losses” under Financial Condition for further discussion of the provision for loan losses.

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

Gain on sales of loans amounted to $78,000 for the quarter ended June 30, 2006 compared to $111,000 for the comparable 2005 period, a decrease of $33,000 (30.0%).  Such gains included capitalized servicing rights of $50,000 for each of the quarters, on $4.4 million and $5.9 million originated loan sales during the respective quarters.  The balance of the gain on sales of loans represented cash gains.  During the quarter ended June 30, 2005, the Corporation realized a $74,000 gain on the sale of securities (none for the quarter ended June 30, 2006).

Gain on sales of loans amounted to $141,000 for the six-month period ended June 30, 2006 compared to $195,000 for the comparable 2005 period, a decrease of $54,000 (27.7%).  Such gains included capitalized servicing rights of $95,000 and $107,000 on $9.0 million and $11.4 million originated loan sales during the respective periods. The balance of the gain on sales of loans represented cash gains.  Additionally, during the six-month period ended June 30, 2006, the Corporation realized a net loss on the sale of securities of $4,000, compared to a net gain of $120,000 for the same period in 2005.

Other non-interest income increased principally due to the increase in income from Bank Owned Life Insurance (“BOLI”), which was $122,000 and $231,000, respectively, for the quarter and six-month periods ended June 30, 2006, compared to $19,000 and $33,000, respectively, for the same periods in 2005.

Non-Interest Expenses

For the quarter ended June 30, 2006, non-interest expenses totaled $3,550,000 compared to $3,634,000 for the comparable period of 2005, a decrease of $84,000 (2.3%).  For the six-month period ended June 30, 2006, non-interest expenses totaled $7,105,000 compared to $7,155,000 for the comparable period of 2005, a decrease of $50,000 (0.7%).

The operating results for the three and six month periods included an adjustment to the provision for stock options based on the Corporation’s closing stock price as of June 30, 2006.  As a result of this adjustment, non-interest expenses were reduced $31,000 and $24,000, respectively, for the three and six-month periods ended June 30, 2006.   Non-interest expenses were reduced $9,000 and $84,000, respectively, for the three and six-month periods ended June 30, 2005.  Management believes that the Corporation’s non-interest expenses are acceptable, considering the increases in the costs of conducting business and the costs associated with various additional regulatory compliance, including compliance efforts regarding Section 404 of the Sarbanes-Oxley Act of 2002.  In addition to the Corporation’s ongoing commitment to the improvement of internal controls and the overall operational environment, the Corporation has and will continue to identify and implement cost saving strategies.  Such strategies have led to the containment or reduction of non-interest expenses for the three and six month periods ending June 30, 2006 compared to the same periods in 2005.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.

For the quarter ended June 30, 2006, the Corporation’s efficiency ratio was 65.90% compared to 66.09% for the same period of 2005.  The Corporation’s efficiency ratio improved as a result of the aforementioned reduction in non-interest expenses and an increase in non-interest income offset by a reduction in net interest income.  For the six-month period ended June 30, 2006, the Corporation’s efficiency ratio was 66.03% compared to 66.10% for the same period of 2005.  The 2006 year-to-date improvement compared to 2005 was also the result of the aforementioned factors.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2006 was $306,000 or 19.8% of income before income taxes, compared to $346,000 or 23.4%, for the comparable 2005 period.  The provision for income taxes for the six-month period ended June 30, 2006 was $609,000, or 20.1% of income before income taxes, compared to $700,000, or 24.0%, for the comparable 2005 period.  The decrease in the effective tax rates was due to tax-exempt interest income and tax-exempt non-interest income associated with BOLI comprising a larger portion of pre-tax income for the 2006 periods.

Return on Assets

Return on average assets was 0.92% for the second quarter of 2006, compared to 0.82% for the comparable quarter of 2005.  Return on average assets for the six months ended June 30, 2006 was 0.90% compared to 0.80% for the same period in 2005.  Such increases reflect the increase in 2006 earnings as compared to 2005.

Return on Equity

Return on average shareholders’ equity for the second quarter of 2006 was 11.53% compared to 10.20% for the same period of 2005.  Return on average equity for the six months ended June 30, 2006 was 11.17% compared to 10.04% for the same period in 2005.  The Corporation and Union met all regulatory capital requirements and Union is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $540.9 million at June 30, 2006, compared to $536.2 million at December 31, 2005, an increase of $4.7 million, or .9%.  Loans at June 30, 2006, net of the allowance for loan losses, increased $13.3 million (4.3%) from December 31, 2005.  Securities available-for-sale decreased $9.7 million (5.3%) during this six-month period.  Deposits during this same period increased $4.8 million (1.3%).  Other borrowings increased $3.3 million (5.3%) during the six-month period.

Shareholders’ equity decreased from $43.8 million at December 31, 2005 to $42.6 million at June 30, 2006.  This decrease was primarily the result of a $2.4 million, net of tax, increase in unrealized losses on securities, the repurchase of 24,350 common shares ($381,000) and the payment of dividends ($937,000), offset by net income ($2.4 million) and the sale of 4,086 treasury shares ($55,000) under the Corporation’s Employee Stock Purchase Plan.  The aforementioned increase in unrealized securities losses from December 31, 2005, was primarily the result of customary and expected changes in the bond market.  At the present, the Corporation has both the ability and intent to hold securities in a loss position until such time as market conditions change or the respective securities mature.  Consequently, such losses are considered to be temporary and have not been reflected in the Corporation’s earnings results.  The unrealized losses on securities is reported as accumulated other comprehensive loss in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $9.3 million at June 30, 2006 compared to $10.1 million at December 31, 2005 (December 31, 2005 includes Federal funds sold of $1.1 million).

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

Securities

At June 30, 2006, securities totaled $173.6 million, a decrease of $9.7 million from December 31, 2005.  All of the Corporation’s securities are classified as available-for-sale.  The decrease in available-for-sale securities was the result of management’s decision to take the portfolio’s cash flows and using those cash flows to fund loan growth instead of reinvesting them in the securities portfolio.   Management believes classifying securities as available-for-sale provides the Corporation flexibility and facilitates greater interest rate risk management opportunities.  At June 30, 2006, the amortized cost of the Corporation’s available-for-sale securities totaled $179.5 million, resulting in net unrealized losses of approximately $5.9 million and a corresponding after tax decrease in shareholders’ equity of $3.9 million.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings.

Loans

The Corporation’s lending is primarily centered in northwestern and west central Ohio.  Gross loans (including loans held for sale) totaled $323.3 million at June 30, 2006 compared to $310.0 million at December 31, 2005, an increase of $13.3 million (4.3%).   The increase in loan

balances was primarily the result of loan growth in agricultural real estate and participations in commercial real estate.

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans (excluding loans held for sale) was 0.79% at June 30, 2006 compared to 0.82% at December 31, 2005.  The decrease in the allowance for loan losses, as a percent of total loans, is largely attributable to improvement in the credit quality of certain large classified credits.  Management believes the level of allowance is adequate given the composition of and risk inherent in the loan portfolio of Union.  Throughout 2006, management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the allowance for loan losses for the six months ended June 30, 2006 and 2005, respectively:

	(dollars in thousands)

	2006	2005
Balance, beginning of period	$2,540	$2,758

Charge offs	(268)	(297)
Recoveries	127	91
Net charge offs	(141)	(206)

Provision for loan losses	140	325
Balance, end of period	$2,539 =====	$2,877 =====

Loans on non-accrual status as a percentage of outstanding loans was 0.77% at June 30, 2006, compared to 0.76% at December 31, 2005.  Non-accrual loans totaled $2,495,000 and $2,060,000 at June 30, 2006 and December 31, 2005, respectively.  Management believes the current level of non-accrual loans is acceptable and is a reflection of the quality of Union’s loan portfolio as well as the adequacy of staffing levels devoted to monitoring and pursuing the collection of these credits.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Corporation, totaling $361.7 million, or 72.9% of the Corporation’s funding sources at June 30, 2006.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 9.5% of total deposits at June 30, 2006.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements.  These borrowings consisted of FHLB borrowings totaling $64.9 million and $61.7 million at June 30, 2006 and December 31, 2005, respectively, and repurchase agreements totaling $59.2 million and $59.0 million at June 30, 2006 and December 31, 2005, respectively.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the six month period ended June 30, 2006, the Corporation had net income of $2,424,000 from traditional operations and dividends of $937,000, resulting in a dividend payout ratio of 38.66% of net income.  Management believes the overall equity level supports this payout ratio.  During the six month period ended June 30, 2006 and 2005, the Corporation transferred 4,086 and 6,253 shares, respectively of treasury stock to participants of the Corporation’s Employee Stock Purchase Plan. In addition, during the six month period ended June 30, 2006, the Corporation purchased 24,350 shares through its share repurchase program.

The increase in net unrealized loss on available-for-sale securities, net of income taxes, was $2.4 million for the six month period ended June 30, 2006.  Since all the securities in the Corporation’s portfolio are classified as available-for-sale, both the securities and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

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

Item 1A:  Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the December 31, 2005 Form 10-K.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended June 30, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number shares purchased as part of publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program(a)

04/1/06 - 04/30/06	None	None	None	86,269

05/01/06 - 05/31/06	None	None	None	86,269

06/1/06 - 06/30/06	None	None	None	86,269

 (a) A stock repurchase program (“Plan”) was announced on July 29, 2005 and expanded on December 23, 2005.  The Plan authorizes the Corporation to repurchase up to 200,000 of the Corporation’s common shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

Item 3:  Defaults upon Senior Securities.

None

Item 4:  Submission of Matters to a Vote of Security Holders.

On April 26, 2006, The Corporation held its annual shareholders’ meeting at its corporate headquarters in Columbus Grove, Ohio.

The shareholders adopted the proposal to elect directors at the meeting by the votes indicated below:

	FOR	WITHHELD
Robert L. Benroth	2,860,144.46	140,118.41
Robert L. Dillhoff	2,821,968.65	178,294.22
Joe S. Edwards, Jr.	2,806,030.45	194,232.41
P. Douglas Harter	2,808,282.16	191,980.70
James N. Reynolds	2,792,930.02	207,332.84
H. Edward Rigel	2,810,637.45	189,625.41
David P. Roach	2,827,555.22	172,707.64
Daniel W. Schutt	2,853,410.79	146,852.07
R. Steven Unverferth	2,870,405.10	129,857.76

The proposal to Amend the Articles of Incorporation to classify the Board of Directors did not receive the necessary two-thirds majority vote to pass (votes for 2,069,458.38, votes against 353,189.50 and votes abstained 78,261.98).

The proposal to amend the Articles of Incorporation to increase the number of authorized shares of common stock to 10,000,000 was approved by the shareholders.  The proposal received the necessary two-thirds majority vote (votes for, 2,594,728.28; votes against, 318,084.25 and votes abstain, 87,450.33).

Item 5:  Other Information.

Form 11-K was filed on June 28, 2006 reporting on the United Bancshares, Inc ESOP.

Item 6:  Exhibits

(a) Exhibits

Exhibit 3(i) Amended and Restated Articles or Incorporation

Exhibit 3(ii) Regulations

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

UNITED BANCSHARES, INC.
Date:	July 21, 2006	By: /s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED JUNE 30, 2006

Exhibit Number	Description	Exhibit Location
3(i)	Amended and Restated Articles of Incorporation	Filed herewith
3(ii)	Exhibit 3(ii) – Regulations	Incorporate by reference to Corporation’s Definitive Proxy Statement filed March 8, 2002
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99.1	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith

Exhibit 3(i)

AMENDED AND RESTATED

ARTICLES OF INCORPORATION

OF UNITED BANCSHARES, INC.

ARTICLE I

The name of the Corporation is United Bancshares, Inc.

ARTICLE II

The place in the State of Ohio where the principal office of the Corporation is located is in the Village of Columbus Grove, County of Putnam.

ARTICLE III

The purpose for which the Corporation is formed is to engage in any lawful act or activity for which corporations may be formed under the Ohio General Corporation Laws (ORC Sections 1701.01 et seq.).

ARTICLE IV

The maximum number of shares which the Corporation is authorized to have outstanding is 10,000,000, all of which shall be designated Common Shares and shall be without par value.

ARTICLE V

The amount of stated capital with which the Corporation will commence business is at least five hundred dollars ($500.00).

ARTICLE VI

The Board of Directors of the Corporation is hereby authorized to determine whether any and, if any, what part of its surplus, however created or arising, shall be used or disposed of or declared in dividends or paid to shareholders, and without action by the shareholders, to use and apply such surplus or any part thereof at any time or from time to time in the purchase or acquisition of shares of any class, voting trust certificates for shares, bonds, debentures, notes, scripts, warrants, obligations, evidences of indebtedness of the Corporation or other securities of the Corporation, to such extent or amount and in such manner and upon such terms as the Board of Directors of the Corporation shall deem expedient to the extent not prohibited by law.

ARTICLE VII

The Corporation shall have the power to indemnify its present and past directors, officers, employees and agents, and such other persons as it shall have the powers to indemnify, to the full extent permitted under, and subject to the limitations of, Title 17 of the Ohio Revised Code.

The Corporation may, upon the affirmative vote of a majority of its Board of Directors, purchase insurance for the purpose of indemnifying its directors, officers, employees and agents to the extent that such indemnification is allowed in the preceding paragraph.

ARTICLE VIII

The Board of Directors, by resolution adopted by a majority of the full Board of Directors, may designate from among its members an Executive Committee, which committee shall have and may exercise, to the extent provided by law, all of the authority of the Board of Directors in the management of the Corporation.

ARTICLE IX

Each shareholder shall be entitled to one vote for each share of stock standing in his name on the books of the Corporation.  No shareholder shall have the right to cumulate his voting power.

ARTICLE X

(A)

Except as set forth in paragraph (B) of this Article, the affirmative vote or consent of the holders of not less than eighty percent (80%) of the outstanding shares of stock of this Corporation entitled to vote in elections of directors shall be required.

(1)

to adopt any agreement for, or to approve, the merger or consolidation of this Corporation or any subsidiary with or into any other person.

(2)

to authorize any sale, lease, transfer, exchange, mortgage, pledge or other disposition to any other person of all or substantially all of the assets of this Corporation or any other subsidiary, or

(3)

to authorize the issuance or transfer by this Corporation or any subsidiary of any voting securities or securities convertible into voting securities of this Corporation or any subsidiary in exchange or payment for the securities or assets of any other person, if such authorization is otherwise required by law or by any other agreement to which the Corporation or any subsidiary is a party.  If in any such case, as of the record date for the determination of shareholders entitled to notice thereof and to vote thereon or consent thereto, such other person is, or at any time within the preceding twelve months has been, the beneficial owner of 5% or more of the outstanding shares of stock of the Corporation entitled to vote in elections of directors.  If such other person is not, and has not been, such a 5% beneficial owner, the provisions of this paragraph (A) shall not apply, and the provisions of Ohio law shall apply.

(B)

The provisions of paragraph (A) of this article shall not apply, and the provisions of Ohio law shall apply, to (1) any transactions described herein if the Board of Directors by resolution shall have approved an agreement in principle with such other person setting forth the principal terms of such transaction and such transaction is substantially consistent therewith, provided that a majority of those members of the Board of Directors voting in favor of such resolution were duly elected and acting members of the Board of Directors prior to the time such other person became the beneficial owner of 5% or more of the outstanding shares of stock of the Corporation entitled to vote in elections of directors; or (2) any transaction described herein if such other person is a corporation of which a majority of the outstanding shares of all classes of stock entitled to vote in elections of directors is owned of record or beneficially by the Corporation or its subsidiaries.

(C)

The affirmative vote or consent of the holders of not less than eighty percent (80%) of the outstanding shares of stock of the Corporation entitled to vote in elections of directors, voting for purposes of this Article as one class, shall be required for the adoption of any plan for the dissolution of the Corporation if the Board of Directors shall not have, by resolution adopted by the unanimous vote of all directors then in office, recommended to the shareholders the adoption of such plan for dissolution of the Corporation.  If the Board of Directors shall have so recommended to the shareholders such plan for dissolution of the Corporation, the provisions of Ohio law shall apply.

(D)

For purposes of this Article,

(1)

any specified person shall be deemed to be the “beneficial owner” of shares of stock of the Corporation (a) which such specified person or any of its affiliates or associates owns directly or indirectly, whether of record or not, (b) which such specified person or any of its affiliates or associates has the right to acquire pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise, or (c) which are beneficially owned, directly or indirectly (including shares deemed owned through application of clauses (a) and (b) above), by any other person with such specified person or any of its affiliates or associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of stock of the Corporation;

(2)

a “subsidiary” is any corporation more than 49% of the voting securities of which are owned, directly or indirectly, by the Corporation;

(3)

a “person” is any individual, corporation or other entity;

(4)

an “affiliate” of a specified person is any person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the specified person;

(5)

an “associate” of a specified person is (a) any person of which such specified person is an officer or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities, (b) any trust or other estate in which such specified person has a substantial beneficial interest or as to which such specified person serves as trustee or in a similar capacity, or (c) any relative or spouse of such specified person, or any relative of such spouse, who has the same home as such specified person or any corporation which controls or is controlled by such specified person; and

(6)

an “agreement in principle” is a writing signed by another person and by the Board of Directors of this Corporation, or by a duly authorized officer thereof, which establishes the principal terms of a transaction described in paragraph (A) of this Article, and manifests an intention to negotiate toward a definitive agreement.

(E)

For purposes of determining whether a person owns beneficially 5% or more of the outstanding shares of the Corporation entitled to vote in elections of directors, the outstanding shares of stock of the Corporation shall include shares deemed owned through application of clauses (a), (b) or (c) in paragraph (D)(1) above, but shall not include any other shares which may be issuable pursuant to any agreement upon exercise of conversion rights, warrants or options, or otherwise.

(F)

The Board of Directors shall have the power and duty to determine, for purposes of this Article, on the basis of information known to such board:

(1)

whether any person referred to in paragraph (A) of this Article owns beneficially 5% or more of the outstanding shares of stock of the Corporation entitled to vote in elections of directors; and

(2)

whether a proposed transaction is substantially consistent with any agreement in  principle of the character referred to in paragraph (B) of this Article.

ARTICLE XI

No holder of any share or shares of any class issued by the Corporation shall be entitled as such, as a matter of right, at any time, to subscribe for or purchase (i) shares of any class issued by the Corporation, now or hereafter authorized, (ii) securities of the Corporation convertible into or exchangeable for shares of any class issued by the Corporation, now or hereafter authorized, or (iii) securities of the Corporation to which shall be attached or appertain to any rights or options  whether by the terms of such securities or in the contracts, warrants, or other instruments (whether transferable or non-transferable or separable or inseparable from such securities) evidencing such rights or options entitling the holders thereof to subscribe for or purchase shares of any class issued by the Corporation, now or hereafter authorized; it being the intent and is the effect of this Article Tenth to fully eliminate any and all pre-emptive rights with respect to the shares of any class issued by the Corporation now or hereafter authorized.

These Amended and Restated Articles of Incorporation shall supersede all prior Articles of Incorporation.

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

July 21, 2006

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

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

July 21, 2006

Exhibit 32.1

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Daniel W. Schutt

Daniel W. Schutt

Chief Executive Officer

Date: July 21, 2006

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

Exhibit 32.2

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: July 21, 2006

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

Exhibit 99.1

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. United Bancshares, Inc. ("Corporation") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

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