Form 10-Q
period 2006-09-30
UNITED BANCSHARES INC/OH
filed 2006-10-27
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes           No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 17, 2006: 3,595,049.

This document contains 29 pages.  The Exhibit Index is on page 23 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

Table of Contents

Page

Part I – Financial Information

Item 1 – Financial Statements	3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	19

Item 4 – Controls and Procedures	20

Part II – Other Information

Item 1 – Legal Proceedings Item 1A – Risk Factors	20 21

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3 – Defaults upon Senior Securities	21

Item 4 – Submission of Matters to a Vote of Security Holders	21

Item 5 – Other Information	21

Item 6 – Exhibits	21

PART 1 - FINANCIAL INFORMATION

ITEM 1

United Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 8,410,914	$ 8,968,880
Interest-bearing deposits in other banks	1,089,730	75,488
Federal funds sold	-	1,070,000
Total cash and cash equivalents	9,500,644	10,114,368

SECURITIES, available-for-sale	172,792,781	183,351,256
FEDERAL HOME LOAN BANK STOCK, at cost	4,633,100	4,439,600
LOANS HELD FOR SALE	430,038	440,432

LOANS	333,791,554	309,564,672
Allowance for loan losses	(2,336,730)	(2,540,301)
Net loans	331,454,824	307,024,371

PREMISES AND EQUIPMENT, net	6,024,650	6,198,467
GOODWILL CASH SURRENDER VALUE OF LIFE INSURANCE	7,282,013 10,819,062	7,282,013 10,479,078
OTHER ASSETS, including accrued interest receivable
and other intangible assets	7,902,381	6,879,087

TOTAL ASSETS	$ 550,839,493	$ 536,208,672

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 33,858,435	$ 34,628,941
Interest bearing	330,721,824	322,291,895
Total deposits	364,580,259	356,920,836

Federal Home Loan Bank borrowings Securities sold under agreements to repurchase	68,576,623 59,053,249	61,687,394 59,000,000
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	2,669,580	4,507,929

Total liabilities	505,179,711	492,416,159

SHAREHOLDERS' EQUITY
Common stock, $1 stated value; 10,000,000 shares authorized in 2006 and 4,750,000 shares
authorized in 2005; 3,760,557 shares issued	3,760,557	3,760,557
Surplus	14,659,661	14,651,596
Retained earnings	31,332,982	29,026,911
Accumulated other comprehensive loss	(1,543,933)	(1,521,648)
Treasury stock, 165,508 shares at September 30, 2006 and 139,108 shares at December 31, 2005, at cost	(2,549,485)	(2,124,903)
Total shareholders' equity	45,659,782	43,792,513

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 550,839,493	$ 536,208,672

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$ 6,313,262	$ 5,417,591	$ 17,890,315	$ 15,553,221
Securities:
Taxable	1,563,839	1,765,636	4,850,833	5,566,451
Tax-exempt	477,990	360,052	1,412,614	1,190,846
Other	15,401	28,580	29,431	76,362
Total interest income	8,370,492	7,571,859	24,183,193	22,386,880

INTEREST EXPENSE
Deposits	2,404,069	1,611,740	6,504,667	4,621,860
Other borrowings	1,694,387	1,429,004	4,623,180	4,204,617
Total interest expense	4,098,456	3,040,744	11,127,847	8,826,477

NET INTEREST INCOME	4,272,036	4,531,115	13,055,346	13,560,403

PROVISION FOR LOAN LOSSES	-	187,075	140,000	512,075
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,272,036	4,344,040	12,915,346	13,048,328

NON-INTEREST INCOME
Gain on sales of loans	104,011	93,331	244,651	288,424
Gain on sales of securities Other	(89) 729,897	- 577,449	(4,090) 2,087,967	120,183 1,628,818
Total non-interest income	833,819	670,780	2,328,528	2,037,425

NON-INTEREST EXPENSES	3,454,309	3,558,984	10,559,119	10,713,995

Income before income taxes	1,651,546	1,455,836	4,684,755	4,371,758
PROVISION FOR INCOME TAXES	353,000	310,000	962,000	1,010,000
NET INCOME	$ 1,298,546 ========	$ 1,145,836 =======	$ 3,722,755 ========	$ 3,361,758 ========

NET INCOME PER SHARE
Basic	$ 0.36	$ 0.31	$ 1.03	$ 0.91
Weighted average common shares outstanding	3,597,739	3,659,729	3,604,085	3,690,825

Diluted:	$ 0.36	$ 0.31	$ 1.03	$ 0.91
Weighted average common shares outstanding	3,599,934	3,671,281	3,612,625	3,702,196

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholder's Equity (Unaudited)
Nine Months ended September 30, 2006 and 2005

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2005	$ 3,760,557	$ 14,651,596	$ 29,026,911	$ (1,521,648)	$ (2,124,903)	$ 43,792,513
Comprehensive income:
Net income			3,722,755			3,722,755
Change in unrealized loss on securities, net of tax				(22,285)		(22,285)
Total comprehensive income						3,700,470

Dividends declared ($0.39 per share)			(1,404,639)			(1,404,639)
Exercise of Stock Options (9,802 shares)		8,065			150,559	158,624
7,975 shares issued in connection with the Corporation’s Employee Stock Purchase Plan			(12,045)		122,053	110,008
Purchase of 44,177 common shares					(697,194)	(697,194)
BALANCE AT SEPTEMBER 30, 2006	$ 3,760,557 ========	14,659,661 =======	31,332,982 =======	(1,543,933) ========	(2,549,485) =======	$ 45,659,782 ========

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2004	$ 3,760,557	14,598,030	26,166,782	713,857	(1,010,039)	$ 44,229,187
Comprehensive income:
Net income			3,361,758			3,361,758
Change in unrealized gain(loss) on securities, net of tax				(1,360,895)		(1,360,895)
Total comprehensive income						2,000,863

Dividends declared ($0.36 per share)			(1,325,519)			(1,325,519)
Exercise of stock options (12,040 shares)		53,566			169,901	223,467
9,809 shares issued in connection with the Corporation’s Employee Stock Purchase Plan			(1,961)		138,419	136,458
Purchase of 79,381 common shares					(1,271,684)	(1,271,684)
BALANCE AT SEPTEMBER 30, 2005 See notes to consolidated financial statements	$ 3,760,557 ========	14,651,596 =======	28,201,060 =======	(647,038) ========	(1,973,403) =======	$ 43,992,772 ========

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2006	2005

Cash flows from operating activities	$ 3,122,504	$ 4,476,466

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from sales or maturities	8,596,673	27,024,577
Net increase in loans Purchase of bank owned life insurance	(24,796,812) -	(8,985,703) (8,000,000)
Expenditures for premises and equipment	(227,368)	(118,539)
Net cash from investing activities	(16,427,507)	9,920,335

Cash flows from financing activities:
Net change in deposits	7,740,626	(11,996,764)
Net change in Federal Home Loan Bank and other borrowings	6,942,478	(4,847,023)
Proceeds from issuance of common stock Proceeds from the sale of treasury stock Purchase of treasury stock	110,008 - (697,194)	- 136,458 (1,271,684)
Cash dividends paid	(1,404,639)	(1,325,519)
Net cash from financing activities	12,691,279	(19,304,532)

Net change in cash and cash equivalents	(613,724)	(4,907,731)

Cash and cash equivalents:
At beginning of period	10,114,368	14,571,949
At end of period	$ 9,500,644 =========	$ 9,664,218 ========

Cash paid during period: Interest Income taxes See notes to consolidated financial statements	$ 10,969,421 ======== $ 945,000 ========	$ 8,599,142 ======== $ 585,000 ========

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiary (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the quarterly and nine–month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Union Bank Company (“Union”).  Significant inter-company accounts and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Corporation conform to generally accepted practices within the banking industry.  The Corporation considers all of its principal activities to be banking related.

Note 2 – Junior Subordinated Deferrable Interest Debentures

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (United Trust) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation.  The debentures mature on March 26, 2033, which date may be shorten to March 26, 2008, if certain conditions are met, as well as quarterly thereafter.  The interest rate of the debentures is fixed at 6.40% for a five-year period through March 2008.  Thereafter, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.  Interest expense on the debentures amounted to $480,000 for the nine-month periods ended September 30, 2006 and 2005 and is included in interest expense-borrowings in the accompanying consolidated statements of income.

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

NOTE 3 - Securities

The amortized cost and fair value of available-for-sale securities as of September 30, 2006 and December 31, 2005 are as follows (dollars in thousands):

	September 30, 2006		December 31, 2005
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury and agencies	$ 29,661	$ 29,039	$ 29,642	$ 28,877
Obligations of states and political subdivisions	45,904	46,598	42,190	42,357
Mortgage-backed	99,514	97,103	113,772	112,064
Other	53	53	53	53

Total	$ 175,132 ========	$ 172,793 =======	$ 185,657 =======	$ 183,351 =======

A summary of gross unrealized gains and losses on available-for-sale securities at September 30, 2006 and December 31, 2005 follows (dollars in thousands):

	September 30, 2006		December 31, 2005
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

U.S. Treasury and agencies	$ 0	$ 622	$ 0	$ 765
Obligations of states and political subdivisions	767	73	412	245
Mortgage-backed	16	2,427	38	1,746

Total	$783 ========	$ 3,122 =======	$ 450 =======	$ 2,756 =======

NOTE 4 - Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects are as follows for the nine-month periods ended September 30, 2006 and 2005 (dollars in thousands):

	2006	2005
Unrealized holding losses on available-for-sale securities	$ (37)	$ (1,942)
Reclassification adjustments for securities losses (gains) realized to income	4	(120)

Net unrealized losses	(33)	(2,062)

Tax effect	(11)	(701)

Net-of-tax amount	$ (22) =======	$ (1,361) ======

Note 5 - Commitments

Union has entered into a contract for the purchase of land in Bowling Green, Ohio for construction of a new banking center.  The total cost of the contract is $750,000 of which Union has made a deposit of $20,000 at September 30, 2006.  Union is expected to close on the contract during the fourth quarter of 2006.  Additionally, Union has entered into various agreements regarding the construction of a new banking center in Columbus Grove, Ohio.  The total cost of the agreements is expected to be approximately $480,000.  It is anticipated that the project will be completed during the first quarter of 2007.

Note 6 - New Accounting Pronouncement

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement 140" (Statement 156).  Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities.  Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable.  Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method.  Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing.  Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2006	2005	2006	2005
SIGNIFICANT RATIOS (Unaudited)
Net income to: Average assets (a) Average shareholders’ equity (a)	0.95% 11.77%	0.84% 10.26%	0.92% 11.37%	0.81% 10.12%
Net interest margin (a)	3.57%	3.72%	3.66%	3.64%
Efficiency ratio (b)	64.54%	66.06%	65.54%	66.09%
Average shareholders’ equity to average assets	8.07%	8.23%	8.07%	8.03%
Loans to deposits (end of period) (c)	91.67%	87.92%	91.67%	87.92%
Allowance for loan losses to loans (end of period) (d)	0.70%	0.83%	0.70%	0.83%
Cash dividends to net income	35.99%	38.03%	37.73%	39.43%

Book value per share	$ 12.70	$ 12.11	$ 12.70	$ 12.11

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

Union offers a full range of commercial banking services, including checking accounts, savings and money market accounts; time certificates of deposit; automatic teller machines; commercial, consumer, agricultural, residential mortgage loans and home equity loans; credit card services; safe deposit box rentals; and other personalized banking services.

The Corporation is registered as a Securities Exchange Act of 1934 reporting company.

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended September 30, 2006, United Bancshares, Inc. reported net income of $1,299,000, or $0.36 basic earnings per share.  This compares to third quarter 2005 net income of $1,146,000, or $0.31 basic earnings per share.  Compared with the same period in 2005, third quarter 2006 net income increased $153,000 or 13.3%.  The increase in net income for the quarter was the result of an increase in non-interest income of $163,000 and decreases in the provision for loan losses of $187,000 and non-interest expenses of $105,000, offset by a decrease of $259,000 in net interest income and an increase of $43,000 to the provision for income taxes.

Net income for the nine months ended September 30, 2006, totaled $3,723,000, or $1.03 basic earnings per share compared to net income of $3,362,000, or $0.91 basic earnings per share for the same period in 2005. Compared with the same period in 2005, net income for the nine-month period ended September 30, 2006 increased $361,000 or 10.7%. The increase in net income for the nine-month period was the result of an increase of $291,000 in non-interest income and decreases in the provision for loan losses of $372,000, non-interest expenses of $155,000 and the provision for income taxes of $48,000, offset by a decrease in net interest income of $505,000.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.  Net interest income was $4,272,000 for the third quarter of 2006 compared to $4,531,000 for the same period of 2005, a $259,000 decrease.  Net interest income was $13,055,000 for the first nine months of 2006 compared to $13,560,000 for the same period of 2005, a decrease of $505,000.  Net interest income for the nine-month period ended September 30, 2006 was reduced due to a decrease in average net interest-earning assets for the comparable period.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt municipal income on a taxable equivalent basis) by average interest-earning assets.  The resultant percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer companies.  For the three and nine month periods ended September 30, 2006, the net interest margin (on a tax equivalent basis) was 3.57% and 3.66% respectively, compared with 3.72% and 3.64% for the same periods of 2005.  Management believes that this decrease was primarily the result of continued pressures created by an inverted treasury yield curve.  Management has been able to minimize the Corporation’s margin compression through the ongoing transfer of assets from the Corporation’s investment portfolio to the Corporation’s higher yielding loan portfolio along with continuing disciplined pricing decisions on the Corporation’s controllable interest-bearing assets and liabilities.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s continuing calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, portfolio risk, and general economic conditions in the Corporation’s markets.  As a result of management’s analysis no provision for loan losses was made for the third quarter of 2006, and a $140,000 provision was made for the nine months ended September 30, 2006, compared to provisions for loan losses of $187,000 for the three month and $512,000 for the nine month periods ended September 30, 2005.  See “Allowance for Loan Losses” under Financial Condition for further discussion of the provision for loan losses.

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

Gain on sales of loans amounted to $104,000 for the quarter ended September 30, 2006 compared to $93,000 for the comparable 2005 period, an increase of $11,000 (11.8%).  Such gains included capitalized servicing rights of $54,000 and $59,000, respectively, on $6.2 million and $6.9 million originated loan sales during the respective quarters.  The balance of the gain on sales of loans was cash gains and the mark to market adjustment of the Corporation’s available for sale loan portfolio.

Gain on sales of loans amounted to $245,000 for the nine-month period ended September 30, 2006 compared to $288,000 for the comparable 2005 period, a decrease of $43,000 (14.9%).  Such gains included capitalized servicing rights of $149,000 and $201,000 on $15.2 million and $18.3 million originated loan sales during the respective periods. The balance of the gain on sales of loans represented cash gains.  Additionally, during the nine-month period ended September 30, 2006, the Corporation realized a net loss on the sale of securities of $4,000, compared to a net gain of $120,000 for the same period in 2005.

Other non-interest income increased principally due to the increase in income from Bank Owned Life Insurance (“BOLI”), which was $109,000 and $340,000, respectively, for the quarter and nine-month periods ended September 30, 2006, compared to $119,000 and $152,000, respectively, for the same periods in 2005.

Non-Interest Expenses

For the quarter ended September 30, 2006, non-interest expenses totaled $3,454,000 compared to $3,559,000 for the comparable period of 2005, a decrease of $105,000 (2.9%).  For the nine-month period ended September 30, 2006, non-interest expenses totaled $10,559,000 compared to $10,714,000 for the comparable period of 2005, a decrease of $155,000 (1.4%).

The operating results for the three and nine month periods included an adjustment to the provision for stock options based on the Corporation’s closing stock price as of September 30, 2006.  As a result of this adjustment, non-interest expenses increased $11,000 for the three-

month period and decreased $13,000 for the nine-month period, each ended September 30, 2006, and increased $45,000 for the three-month period and decreased $39,000 for the nine-month period, each ended September 30, 2005.  Management believes that the Corporation’s non-interest expenses are acceptable, considering the increases in the costs of conducting business and the costs associated with various additional regulatory compliance, including compliance efforts regarding Section 404 of the Sarbanes-Oxley Act of 2002.  In addition to the Corporation’s ongoing commitment to the improvement of internal controls and the overall operational environment, the Corporation has and will continue to identify and implement cost saving strategies.  Such strategies have led to the containment or reduction of non-interest expenses for the three and nine month periods ending September 30, 2006 compared to the same periods in 2005.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.

For the quarter ended September 30, 2006, the Corporation’s efficiency ratio was 64.54% compared to 66.06% for the same period of 2005.  The Corporation’s efficiency ratio improved as a result of the aforementioned reduction in non-interest expenses and an increase in non-interest income offset by a reduction in net interest income.  For the nine-month period ended September 30, 2006, the Corporation’s efficiency ratio was 65.54% compared to 66.09% for the same period of 2005.  The 2006 year-to-date improvement compared to 2005 was also the result of the aforementioned factors.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2006 was $353,000 or 21.4% of income before income taxes, compared to $310,000 or 21.3% for the comparable 2005 period.  The provision for income taxes for the nine-month period ended September 30, 2006 was $962,000, or 20.5% of income before income taxes, compared to $1,010,000, or 23.1%, for the comparable 2005 period.   The decrease in the effective tax rate for the nine-month period in 2006, as compared to 2005, was largely attributable to the increase in tax-exempt income from securities and bank-owned life insurance.

Return on Assets

Return on average assets was 0.95% for the third quarter of 2006, compared to 0.84% for the comparable quarter of 2005.  Return on average assets for the nine months ended September 30, 2006 was 0.92% compared to 0.81% for the same period in 2005.  Such increases reflect the increase in 2006 net earnings as compared to 2005.

Return on Equity

Return on average shareholders’ equity for the third quarter of 2006 was 11.77% compared to 10.26% for the same period of 2005.  Return on average equity for the nine months ended September 30, 2006 was 11.37% compared to 10.12% for the same period in 2005.  The Corporation and Union met all regulatory capital requirements and Union is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $550.8 million at September 30, 2006, compared to $536.2 million at December 31, 2005, an increase of $14.6 million, or 2.7%.  Loans at September 30, 2006, net of the allowance for loan losses, increased $24.4 million (8.0%) from December 31, 2005.  Securities available-for-sale decreased $10.6 million (5.8%) during this nine-month period.  Deposits during this same period increased $7.7 million (2.2%).  Federal Home Loan Bank borrowings increased $6.9 million (11.2%) during the nine-month period.

Shareholders’ equity increased from $43.8 million at December 31, 2005 to $45.7 million at September 30, 2006.  This increase was primarily the result of net income ($3.7 million), the exercise of stock options ($159,000) and the sale of 7,975 treasury shares ($110,000) under the Corporation’s Employee Stock Purchase Plan offset by the repurchase of 44,177 common shares ($697,000) and the payment of dividends ($1,405,000).

Cash and Cash Equivalents

Cash and cash equivalents totaled $9.5 million at September 30, 2006 compared to $10.1 million at December 31, 2005 (December 31, 2005 includes Federal funds sold of $1.1 million).

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

Securities

At September 30, 2006, securities totaled $172.8 million, a decrease of $10.6 million from December 31, 2005.  All of the Corporation’s securities are classified as available-for-sale.  The decrease in available-for-sale securities was the result of management’s decision to take the portfolio’s cash flows and use those cash flows to fund loan growth.   Management believes classifying securities as available-for-sale provides the Corporation flexibility and facilitates greater interest rate risk management opportunities.

At September 30, 2006, the amortized cost of the Corporation’s available-for-sale securities totaled $175.1 million, resulting in net unrealized losses of approximately $2.3 million and a corresponding after tax decrease in shareholders’ equity of $1.5 million.  The Corporation’s unrealized securities losses were primarily the result of customary and expected changes in the bond market.  At the present, the Corporation has both the ability and intent to hold securities in a loss position until such time as market conditions change or the respective securities mature.  Consequently, such losses are considered to be temporary and have not been reflected in the Corporation’s earnings results.  The unrealized losses on securities is reported as accumulated other comprehensive loss in the consolidated balance sheets.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings.

Loans

The Corporation’s lending is primarily centered in northwestern and west central Ohio.  Gross loans (including loans held for sale) totaled $334.2 million at September 30, 2006 compared to $310.0 million at December 31, 2005, an increase of $24.2 million (7.8%).   The increase in loan balances is primarily the result of loan growth in agricultural and commercial sectors, as well as, participations with other local institutions.

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans (excluding loans held for sale) was 0.70% at September 30, 2006 compared to 0.83% at December 31, 2005.  The decrease in the allowance for loan losses, as a percent of total loans, is largely attributable to improvement in the credit quality of certain large classified credits.  Management believes the level of allowance is adequate given the composition of and risk inherent in the loan portfolio of Union.  Throughout 2006, management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the allowance for loan losses for the nine months ended September 30, 2006 and 2005, respectively:

	(dollars in thousands)

	2006	2005
Balance, beginning of period	$2,540	$2,768

Charge offs	(519)	(730)
Recoveries	176	140
Net charge offs	(343)	(590)

Transfer (a)	-	(64)
Provision for loan losses	140	512

Balance, end of period	$2,337 =====	$2,616 =====

(a) Amount of provision allocated to other liabilities for unfunded commitments.

Loans on non-accrual status as a percentage of outstanding loans was 0.86% at September 30, 2006, compared to 0.67% at December 31, 2005.  Non-accrual loans totaled $2,858,000 and $2,060,000 at September 30, 2006 and December 31, 2005, respectively.  Management believes the current level of non-accrual loans is manageable and is a reflection of the quality of Union’s loan portfolio as well as the adequacy of staffing levels devoted to monitoring and pursuing the collection of these credits.  The $798,000 increase in non-accrual loans since December 31, 2005, did not have a significant impact on the Corporation’s Allowance for Loan Losses, because the aforementioned loans were primarily well secured or were already accounted for in the Corporation’s Allowance for Loan Losses.  Any increase that was realized through the increase in non-accrual loans were offset by improvements in the Corporation’s overall asset quality.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Corporation, totaling $364.6 million, or 72.6% of the Corporation’s funding sources at September 30, 2006.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 9.3% of total deposits at September 30, 2006.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements.  These borrowings consisted of FHLB borrowings totaling $68.6 million and $61.7 million at September 30, 2006 and December 31, 2005, respectively, and repurchase agreements totaling $59.1 million and $59.0 million at September 30, 2006 and December 31, 2005, respectively.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the nine month period ended September 30, 2006, the Corporation had net income of $3,723,000 from traditional operations and dividends of $1,405,000 resulting in a dividend payout ratio of 37.7% of net income.  Management believes the overall equity level supports this payout ratio.  During the nine month period ended September 30, 2006 and 2005, the Corporation transferred 7,975 and 9,809 shares, respectively of treasury stock to participants of the Corporation’s Employee Stock Purchase Plan. In addition, during the nine month period ended September 30, 2006, the Corporation purchased 44,177 shares through its share repurchase program.

The increase in net unrealized loss on available-for-sale securities, net of income taxes, was $22,000 for the nine month period ended September 30, 2006.  Since all the securities in the Corporation’s portfolio are classified as available-for-sale, both the securities and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended September 30, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number shares purchased as part of publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

07/1/06 -

07/31/06

10,000

15.75

123,731

76,269

08/01/06 -

08/31/06

9,827

16.10

133,558

66,442

09/1/06 –

09/30/06

None

None

None

66,442

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

Item 3:  Defaults upon Senior Securities.

None

Item 4:  Submission of Matters to a Vote of Security Holders.

None

Item 5:  Other Information.

None

Item 6:  Exhibits

(a) Exhibits

Exhibit 3(i) Amended and Restated Articles of Incorporation

Exhibit 3(ii) Regulations

Exhibit 10.1 Employment Agreement – Daniel W. Schutt

Exhibit 10.2 Agreement - Brian D. Young

Exhibit 10.3 Salary Continuation Agreement - Brian D. Young

Exhibit 10.4 Executive Supplemental Income Agreement - Bonita Selhorst

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

UNITED BANCSHARES, INC.
Date:	October 27, 2006	By: /s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED SEPTEMBER 30, 2006

Exhibit Number	Description	Exhibit Location
3(i)	Amended and Restated Articles of Incorporation	Incorporated by reference to Corporation's Form 10-Q for the quarter ended June 30, 2006
3(ii)	Regulations	Incorporated by reference to Corporation's Definitive Proxy Statement filed March 8, 2002
10.1	Employment Agreement – Daniel W. Schutt	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.2	Agreement - Brian D. Young	Incorporated by reference to Corporation's Form 8-K filed July 20, 2006
10.3	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.4	Executive Supplemental Income Agreement - Bonita Selhorst	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99.1	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith

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

October 27, 2006

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

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

October 27, 2006

Exhibit 32.1

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Daniel W. Schutt

Daniel W. Schutt

Chief Executive Officer

Date: October 27, 2006

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

Exhibit 32.2

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: October 27, 2006

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

Exhibit 99.1

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. United Bancshares, Inc. ("Corporation") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

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