Form 10-K
period 2006-12-31
UNITED BANCSHARES INC/OH
filed 2007-03-23
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934, as amended

For the year ended December 31, 2006

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

Common Stock, no par value – NASDAQ Global Markets

(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes           No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ____    No    X

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

   Yes           No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant, was $46,341,048, based upon the last sales price as quoted on the Nasdaq National Market as of June 30, 2006.

The number of shares of Common Stock outstanding as of February 14, 2007: 3,561,940.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2006 are incorporated by reference into Part II.  Portions of the Proxy Statement dated March 21, 2007 for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1.

Business

General

United Bancshares, Inc. (the “Corporation”), an Ohio corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation was incorporated and organized in 1985.  The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.  As of December 31, 2006, the Corporation employed approximately 152 employees.  On March 7, 2003, following the receipt of approval from the appropriate regulatory authorities, the Corporation collapsed the charters of Citizens Bank of Delphos and the Bank of Leipsic and merged them into the charter of The Union Bank Company (the “Bank”).  Following the merger of the Corporation’s other two bank subsidiaries into The Union Bank Company, the Corporation is now a one-bank holding company, as that term is defined by the Federal Reserve Board.

United Bancshares, Inc. has traded its common stock on the Nasdaq Markets Exchange under the symbol “UBOH” since March 2001.  From January 2000 to March 2001, the Corporation’s common stock was traded on the Nasdaq Over-The-Counter Bulletin Board.

The Corporation is registered as a Securities Exchange Act of 1934 (the “1934 Act”) reporting company.

Forward Looking Statements

Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, general economic conditions, and other risks.  Forward-looking statements are often characterized by the use of qualifying words and their derivatives such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” and other words and statements concerning opinions or judgments of the Corporation and its management about future events.  Actual strategies and results in future time periods may differ materially from those currently expected.  Such forward-looking statements represent management’s judgment as of the current date.  The Corporation disclaims, however, any intent or obligation to update such forward-looking statements.

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

The Corporation and its subsidiary currently satisfy all capital requirements.  Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.  The junior subordinated deferrable interest debentures issued in 2003, as described in Note 9 to the consolidated financial statements contained in the Corporation’s Annual Report, currently qualify as Tier I capital for regulatory purposes.  However, it is possible that regulations could change so that such securities do not qualify.

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

Deposit Insurance Assessments and Recent Legislation

The Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Deposit Insurance Reform Acts”) were both signed into law during February, 2006.  The provisions of the Deposit Insurance Reform Acts included, among other things, merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new fund called the Deposit Insurance Fund, which merger was effective March 31, 2006; increasing insurance coverage for retirement accounts from $100,000 to $250,000, which increase was effective April 1, 2006; adjusting deposit insurance levels of $100,000 for non-retirement accounts and $250,000 for retirement accounts every five years based on an inflation index, with the first adjustment to be effective on January 1, 2011; eliminating a 1.25% hard target Designated Reserve Ratio, as defined, and giving the FDIC discretion to set the Designated Reserve Ratio within a range of 1.15% to 1.50% for any given year; eliminating certain restrictions on premium rates the FDIC charges covered institutions and establishing a risk-based premium system; and providing for a one-time credit for institutions that paid premiums to the Bank Insurance Fund or the Savings Association Insurance Fund prior to December 31, 1996.

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

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.

The following are the average balance sheets for the years ended December 31:

ASSETS	2006	2005	2004
	(dollars in thousands)
Interest-earning assets
Securities available-for-sale (1)
Taxable	$134,876	$162,044	$141,107
Non-taxable	45,696	38,859	54,337
Federal Home Loan Bank deposits	745	733	892
Federal funds sold	277	2,925	1,470
Loans (2)	323,802	311,107	297,732
Total interest-earning assets	505,396	515,668	495,538
Non-interest-earning assets
Cash and due from banks	8,589	8,339	9,302
Premises and equipment, net	6,109	6,483	6,986
Accrued interest receivable and other assets	25,601	20,757	16,859

Allowance for loan losses	(2,448)	(2,784)	(2,620)

	$543,247 =======	$548,463 =======	$526,065 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$110,431	$124,728	$127,199
Time deposits	216,963	206,381	218,962
Federal funds purchased	1	99	56
Junior subordinated deferrable interest debentures	10,300	10,300	10,300
Long-term debt	124,526	125,978	91,046
Total interest-bearing liabilities	462,221	467,486	447,563
Non-interest-bearing liabilities
Demand deposits	34,395	34,033	32,324
Accrued interest payable and other liabilities	2,419	2,736	2,928
			482,815
Shareholders' equity (3)	44,212	44,208	43,250
	$543,247 =======	$548,463 =======	$526,065 =======

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

	2006 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities available-for-sale (1)
Taxable	$134,876	$ 6,378	4.73%
Non-taxable (2)	45,696	2,854	6.25%
Loans (3, 4)	323,802	24,454	7.55%
Other	1,022	74	7.24%
Total interest-earning assets	$505,396	$33,760	6.68%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$110,431	$2,508	2.27%
Time deposits	216,963	6,687	3.08%
Federal funds purchased	1	-	-
Junior subordinated deferrable interest debentures	10,300	640	6.21%
Long-term debt	124,526	5,591	4.49%
Total interest-bearing liabilities	$462,221	$15,426	3.34%

Net interest income, tax equivalent basis		$ 18,334 ======
Net interest income as a percent of average interest-earning assets			3.63% =====

(1)

Securities, available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balance of non-accrual loans and loans held for sale.

(4)

Interest income on loans includes fees on loans of $1,114,879

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2005 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities available-for-sale (1)
Taxable	$162,044	$ 7,264	4.48%
Non-taxable (2)	38,859	2,410	6.20%
Loans (3, 4)	311,107	21,106	6.78%
Other	3,658	115	3.14%
Total interest-earning assets	$515,668	$30,895	5.99%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$124,728	$1,240	0.99%
Time deposits	206,381	5,119	2.48%
Federal funds purchased	99	4	4.04%
Junior subordinated deferrable interest debentures	10,300	640	6.21%
Long-term debt	125,978	4,977	3.95%
Total interest-bearing liabilities	$467,486	$11,980	2.56%

Net interest income, tax equivalent basis		$ 18,915 ======
Net interest income as a percent of average interest-earning assets			3.67% =====

(1)

Securities, available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balance of non-accrual loans and loans held for sale.

(4)

Interest income on loans includes fees on loans of $1,035,557

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2004 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities available-for-sale (1)
Taxable	$141,107	$ 5,778	4.09%
Non-taxable (2)	54,337	3,305	6.08%
Loans (3, 4)	297,732	19,003	6.38%
Other	2,362	31	1.31%
Total interest-earning assets	$495,538	$28,117	5.67%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$127,199	$735	0.58%
Time deposits	218,962	5,403	2.47%
Federal funds purchased	56	1	1.79%
Junior subordinated deferrable interest debentures	10,300	640	6.21%
Long-term debt	91,046	3,555	3.90%
Total interest-bearing liabilities	$447,563	$10,334	2.31%

Net interest income, tax equivalent basis		$ 17,783 ======
Net interest income as a percent of average interest-earning assets			3.59% =====

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

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.

	2006/2005_______
	Total Variance		Variance Attributable To Volume Rate
INTEREST INCOME	(dollars in thousands)
Securities -
Taxable	$ (886)	$ (1,317)	$ 431

Non-taxable	444	427	17

Loans	3,348	887	2,461
Other	(41)	(83)	42

	2,865	86	2,951

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	1,268	(124)	1,392

Time deposits	1,568	274	1,294

Federal funds purchased	(4)	(2)	(2)

Junior Subordinated deferrable interest debentures	--	--	--

Long-term debt	614	(57)	671

	3,446	91	3,355

NET INTEREST INCOME	$ (581) =====	$ (177) =====	$ (404) =====

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2005/2004_______
	Total Variance		Variance Attributable To Volume Rate
INTEREST INCOME	(dollars in thousands)
Securities -
Taxable	$ 1,486	$ 907	$ 579

Non-taxable	(895)	(961)	66

Loans	2,103	856	1,922
Other	84	34	50

	2,778	856	1,922

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	505	(14)	519

Time deposits	(284)	(312)	28

Federal funds purchased	3	1	2

Junior Subordinated deferrable interest debentures	--	--	--

Long-term debt	1,422	1,381	41

	1,646	1,056	590

NET INTEREST INCOME	$ 1,132 =====	$ (200) =====	$ 1,332 =====

II.

INVESTMENT PORTFOLIO

A.

The carrying amount of securities available-for-sale as of December 31 are summarized as follows:

	2006	2005	2004
	(dollars in thousands)
U.S. Treasury and U.S. Government agency securities	$29,094	$28,877	$ 24,904
Obligations of states and political subdivisions	45,879	42,357	44,431
Mortgage-backed securities	99,049	112,065	144,229
Other	53	53	53
	$168,075 =======	$183,352 =======	$213,617 =======

The above excludes Federal Home Loan Bank stock amounting to $4,703,100 in 2006, $4,439,600 in 2005, and $4,224,400 in 2004.

B.

The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2006 are as follows:

		Maturing
	Within One Year	After One year But Within Five Years	After Five Years But Within Ten Years	After Ten Years
	(dollars in thousands)
U.S. Treasury and U.S. Government agency securities	$ 0	$ 29,094	$ 0	$ 0
Obligations of states and political subdivisions	2,263	15,356	20,706	7,553
Mortgage-backed securities (1)	3,015	37,430	52,596	8

	$ 5,278 =====	$ 81,880 ======	$ 73,302 ======	$ 7,561 ======

		Weighted Average Yield

U.S. Treasury and U.S. Government agency securities	--	4.20%	--	--
Obligations of states and political subdivisions	5.38%	4.21%	4.00%	4.20%
Mortgage-backed securities (1)	4.31%	4.55%	4.83%	6.60%

Total	4.77% ======	4.36% ======	4.60% ======	4.20% ======

(1)

Maturity based upon estimated weighted-average life.

(2)

Table excludes Federal Home Loan Bank stock and $53,000 of securities having no maturity date.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.

Excluding those holdings in the investment portfolio of U.S. Treasury and U.S. Government agency securities, there were four securities which exceeded 10% of Shareholders’ equity at December 31, 2006.  One security was a variable rate collateralized mortgage obligation (“CMO”) with an $8,016,000 book value as of December 31, 2006.  The other three securities were variable rate mortgage-backed securities (“MBS”) with the following book values as of December 31, 2006: $9,995,000, $10,414,000, and $13,377,000.

III.

LOAN PORTFOLIO

A.

Types of Loans – Total loans, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	2006	2005	2004	2003	2002
	(dollars in thousands)
Commercial and agricultural	$198,768	$172,840	$ 172,818	$ 167,423	$ 132,148
Real estate mortgage	105,018	108,252	112,786	108,180	98,425
Consumer loans to individuals	31,763	28,913	20,987	16,618	12,982
	$ 335,549 =======	$ 310,005 =======	$ 306,591 =======	$ 292,221 =======	$ 243,555 =======

Real estate mortgage amounts include real estate construction loans of $11.9 million in 2006, $13.9 million in 2005, $14.6 million in 2004, $10.2 million in 2003, and $4.9 million in 2002.  There is no lease financing receivables in any year.

CONCENTRATIONS OF CREDIT RISK – The Corporation’s depository institution subsidiary grants commercial, real estate, installment, and credit card loans to customers primarily located in Northwestern Ohio.  Commercial loans include loans collateralized by business assets and agricultural loans collateralized by crops and farm equipment.  As of December 31, 2006 commercial and agricultural loans make up 59.24% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses.  As of December 31, 2006, real estate mortgage loans make up 31.30% of the loan portfolio and are collateralized by first mortgages on residential real estate.  As of December 31, 2006, consumer loans to individuals make up 9.46% of the loan portfolio and are primarily collateralized by consumer assets.

B.

Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2006 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing	Commercial and Agricultural
(dollars in thousands)

Within one year	$ 39,471
After one year but within five years	35,118
After five years	124,179
$ 198,768 =======

III.

LOAN PORTFOLIO (CONTINUED)

Interest Sensitivity
	Fixed Rate	Variable Rate	Total
(dollars in thousands)
Due after one year but within five years	$ 20,263	$ 14,855	$ 35,118
Due after five years	10,477	113,702	124,179
	$ 30,740 ======	$ 128,557 ======	$ 159,297 =======

C.

Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans – The following table summarizes non-accrual, past due, restructured and impaired loans at December 31:

	2006	2005	2004	2003	2002
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$2,601	$2,060	$ 2,135	$ 1,625	$ 1,288
(b) Accruing loans that are contractually past due 90 days or more as to interest or principal payments and are still accruing interest	556	906	707	1,207	410
(c) Loans not included in (a) or (b) which are "Troubled Debt Restructurings" as defined by Statement of Financial Accounting Standards No. 15	--	--	--	--	--

	$3,157 =====	$2,966 =====	$2,842 =====	$2,832 =====	$1,698 =====

Management believes the allowance for loan losses at December 31, 2006 is adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

III.

LOAN PORTFOLIO (CONTINUED)

The following is reported for the year ended December 31, 2006:

2006 (dollars in thousands)

Gross interest income that would have been recorded in 2006 on non-

accrual loans outstanding at December 31, 2006 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period

$ 206

Interest income actually recorded on non-accrual loans and included in net income for the period	32

Interest income not recognized during the period	$ 174 ======

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

2.

Potential problem loans

As of December 31, 2006, in addition to the $3,157,000 of loans reported under Item III. C, there are approximately $16,376,000 in other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C, at some future date.  Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Item III. C above.  To the extent that such loans are not included in the $17,618,000 in potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

3.

Foreign outstandings

None

4.

Loan concentrations

At December 31, 2006, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated approximately $58,884,000.  At December 31, 2006, there was one loan for $69,000 in agricultural commercial loans, which was accounted for on a non-accrual basis; and there were no accruing agricultural commercial loans which were contractually past due ninety days or more as to interest or principal payments.

D.

Other interest-bearing assets

As of December 31, 2006, there were no other interest-bearing assets that are required to be disclosed.

IV.

SUMMARY OF LOAN LOSS EXPERIENCE

A.

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2006	2005	2004	2003	2002
LOANS	(dollars in thousands)
Loans outstanding at end of period (1)	$ 335,549 =======	$ 310,005 =======	$ 306,591 =======	$ 292,221 =======	$ 243,555 =======
Average loans outstanding during period	$ 323,802 =======	$ 311,107 =======	$ 297,732 =======	$ 280,303 =======	$ 242,688 =======
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$ 2,540	$ 2,757	$ 2,768	$ 2,785	$ 2,592
Loans charged off - Commercial and agricultural	(261)	(638)	(530)	(82)	(149)
Real estate mortgage	(104)	(66)	(116)	(362)	(215)
Consumer loans to individuals	(453)	(265)	(203)	(211)	(291)
	(818)	(969)	(849)	(655)	(655)
Recoveries of loans previously charged off -
Commercial and agricultural	69	52	91	9	23
Real estate mortgage	34	31	34	107	17
Consumer loans to individuals	110	128	136	72	86
	213	211	261	188	126
Net loans charged off	(605)	(758)	(588)	(467)	(529)
Transfer to other liabilities	--	(71)	--	--	--
Provision for loan losses	340	612	577	450	722

Balance at end of period	$2,275 =====	$2,540 =====	$ 2,757 =====	$ 2,768 =====	$ 2,785 =====

Ratio of net charge-offs during the period to average loans outstanding during the period	0.19% =====	0.24% =====	0.20% =====	0.17% =====	0.22% =====

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

IV.

SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

B.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	(dollars in thousands)
	December 31, 2006		December 31, 2005
Commercial and agricultural	$ 1,426	59.2%	$ 1,395	55.8%
Real Estate mortgages	406	31.3%	876	34.9%
Consumer loans to individuals	385	9.5%	165	9.3%
Unallocated	58	N/A	104	N/A
	$ 2,275 ======	100.0% ======	$ 2,540 ======	100.0% ======

	December 31, 2004		December 31, 2003
Commercial and agricultural	$ 1,937	56.4%	$ 1,758	57.3%
Real Estate mortgages	543	36.8%	469	37.0%
Consumer loans to individuals	262	6.8%	399	5.7%
Unallocated	15	N/A	142	N/A
	$ 2,757 ======	100.0% ======	$ 2,768 ======	100.0% ======

	December 31, 2002
Commercial and agricultural	$ 1,465	54.3%
Real Estate mortgages	592	40.4%
Consumer loans to individuals	581	5.3%
Unallocated	147	N/A
	$ 2,785 ======	100% ======

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.

DEPOSITS

A.&B.

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	(dollars in thousands)
	2006 Average Amount	2006 Average Rate	2005 Average Amount	2005 Average Rate

Savings and interest- bearing demand deposits	$ 110,431	2.27%	$ 124,728	0.99%
Time deposits	216,963	3.08%	206,381	2.48%
Demand deposits (non-interest bearing)	34,395	--	34,033	--
	$ 361,789 =======		$ 365,142 =======

	2004 Average Amount	2004 Average Rate

Savings and interest- bearing demand deposits	$ 127,199	0.58%
Time deposits	218,962	2.47%
Demand deposits (non-interest bearing)	32,324	--
	$ 378,485 =======

C.&E.

There were no foreign deposits in any periods presented

D.

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2006 are summarized as follows:

Three months or less	$ 11,115
Over three months and through six months	9,661
Over six months and through twelve months	11,594
Over twelve months	4,260

$36,630 ======

VI.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2006	2005	2004
(dollars in thousands)

Average total assets	$ 543,247 =======	$ 548,463 =======	$ 526,065 =======
Average shareholders' equity (1)	$ 44,212 =======	$ 44,208 =======	$ 43,250 =======
Net income	$ 4,927 =======	$ 4,622 =======	$ 3,088 =======
Cash dividends declared	$ 1,869 =======	$ 1,760 =======	$ 1,617 =======

Return on average total assets	0.91% =====	0.84% =====	0.59% =====
Return on average shareholders' equity	11.14% =====	10.46% =====	7.14% =====
Dividend payout ratio (2)	37.93% =====	38.08% =====	52.36% =====
Average shareholders' equity to average total assets	8.14% =====	8.06% =====	8.22% =====

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

  The Corporation Relies On Dividends from Its Subsidiaries for Most of Its Revenue

The Corporation is a separate and distinct legal entity from its subsidiary. It receives substantially all of its revenue from dividends from its subsidiary. These dividends are the principal source of funds to pay dividends on the Corporation’s common stock, interest and principal on the Corporation’s debt, and other operating expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Corporation. Also, the Corporation’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Corporation, the Corporation may not be able to service debt, pay obligations or pay dividends on the Corporation’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

Item 2.

Properties

The following is a listing and brief description of the properties owned by the Corporation and the Bank and used in its business:

1.

The main office is a two-story brick building located at 100 South High Street, Columbus Grove, Ohio.  The building was constructed in approximately 1900 and contains approximately 7,870 square feet.

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

6.

A drive-thru facility is located at 200 East Sycamore Street, Columbus Grove, Ohio.  The building was constructed in 1973 and contains approximately 480 square feet.  At the end of 2006, a new drive-thru facility located at 101 Progressive Drive, Columbus Grove, Ohio was in the process of construction which will be completed in 2007 and will contain approximately 720 square feet.

7.

Two buildings located at 102 & 106 South High Street, Columbus Grove, Ohio were constructed in approximately 1930.  They are both two-story buildings and together contain approximately 9,700 square feet.  These facilities are used to house the operations areas of the Bank.

8.

A full service branch office is located at 215 West Market Street, Lima, Ohio.  The building was constructed in approximately 1954 and contains approximately 5,700 square feet.  The building was acquired in 2000.

9.

A full service branch office is located at 318 South Belmore Street, Leipsic, Ohio was constructed in 2001 and contains approximately 3,100 square feet.

10.

A full service branch office is located at 114 East 3rd Street, Delphos, Ohio.  The building was acquired as part of the Citizens Bank of Delphos Acquisition in 2001.

11.

A full service branch office is located at 140 Front Street, Pemberville, Ohio.  The building was acquired as part of the RFCBC branch Acquisition in March 2003.

12.

A full service branch office is located at 230 West Main Street, Gibsonburg, Ohio.  The building was acquired as part of the RFCBC branch Acquisition in March 2003.

13.

The Bank purchased land in 2006 for a full service branch to be located at 1300 North Main Street, Bowling Green, Ohio.  The branch is under construction and expected to open the third quarter of 2007.

In addition to the aforementioned properties, the Bank leases approximately 2,000 square feet of office space at 1204 West Wooster Street, Bowling Green, Ohio.  The property is operated as a full-service banking center.

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

No matter was submitted to a vote of shareholders during the quarter ended December 31, 2006.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were approximately 1,572 shareholders of record as of January 31, 2007.

The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2006:

Total number

Maximum number

shares purchased

of shares that may

Total number

Average

as part of publicly

yet be purchased

of shares

price paid

announced plan

under the plan

Period

purchased(a)

per share(c)

or program

or program(b)

10/1/06 -

10/31/06

None

None

None

66,442

11/01/06 -

11/30/06

22,000

$16.20

155,558

44,442

12/1/06 –

12/31/06

5,000

$16.45

160,558

39,442

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

(c) Exclude related brokerage fees.

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2006 (“Annual Report”), which is included herein as Exhibit 13.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance.
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,006	12.95	68,603
Equity compensation plans not approved by security holders	---	---	---
Total	12,006	12.95	68,603

Item 6.

Selected Financial Data

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2006 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from pages 5 through 14 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2006 (“Annual Report”), which is included herein as Exhibit 13.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference from page 13 through 14 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2006 (“Annual Report”), which is included herein as Exhibit 13.

Item 8.

Financial Statements and Supplementary Data

The information required herein is incorporated by reference from page 15 through 48 of United Bancshares’ Annual Report to Shareholders for 2006 (“Annual Report”), which is included herein as Exhibit 13.

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

Changes in Internal Controls Over Financial Reporting.  There have been no significant changes during the quarter ended December 31, 2006 in the Corporation’s internal controls over financial reporting  (as defined in Rule 13a-15 and 15d-15 of the Exchange Act) or in other factors that could significantly affect the controls over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance of the Registrant

The information required herein concerning Directors and Executive Officers is contained under the captions “Election of Directors” and “Directors and Executive Officers” of the Corporation’s definitive proxy statement dated March 21, 2007, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the caption “Audit Committee Report” of the Corporation’s proxy statement dated March 21, 2007, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s procedures for the nomination of Directors is contained under the caption “Committees of the Board of Directors” in the Corporation’s definitive proxy statement dated March 21, 2007, which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement dated March 21, 2007, which is incorporated herein by reference.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to all employees of the Corporation, including the Corporation’s principal executive officer and principal financial and accounting officer.  The Board of Directors reviewed the Code of Ethics on February 20, 2007.  A copy of the Code of Ethics is included herein as Exhibit 14.

Item 11.

Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Directors and Executive Officers” in the Corporation’s definitive proxy statement dated March 21, 2007, which is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Voting Securities” in the Corporation’s definitive proxy statement dated March 21, 2007, which is incorporated herein by reference.

Item 13.

Certain Relationships and Related Transactions and Director Independence

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

Item 14.

Principal Accountant Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement dated March 21, 2007, which is incorporated herein by reference.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)

1.

Financial Statements –

The information required herein is filed as part of this report and is set forth in the United Bancshares’ Annual Report to Shareholders for 2006 (“Annual Report”), which is included herein as Exhibit 13.

2.

Financial Statement Schedules -

None.

3.

Exhibits Required by Item 601 Regulations S-K -

The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit No.
3.1	Articles of Incorporation	(1)
3.2	Regulations	(1)
10 10.1 10.2 10.3 10.4 10.5 10.6 10.7 13

Material Contracts

     Preferred Trust Securities, Placement and Debenture agreements

     Employment Agreement – Daniel W. Schutt

     Severance Agreement – E. Eugene Lehman

     Agreement – Brian D. Young

      Salary Continuation Agreement - Brian D. Young

     Executive Supplemental Income Agreement - Bonita Selhorst

     Salary Continuation Agreement – Daniel W. Schutt

Annual Report to Shareholders - 2006

		(2) (2) (2) (4) (2) (2) (3) (3)
14	Code of Ethics	(3)
21	Subsidiaries	(3)
23	Consent of Independent Accountants	(3)
31.1	Rule 13a-14(a)/15d-14(a) CEO's Certification	(3)

31.2	Rule 13a-14(a)/15d-14(a) CFO's Certification	(3)

32.1	Section 1350 CEO's Certification	(3)

32.2	Section 1350 CFO's Certification	(3)

99	Safe Harbor under The Private Securities Litigation Reform Act of 1995	(3)

(1)Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.

(2) Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.

(3) Included herein

(4) Incorporated herein by reference to the Corporation’s  Form 8-K filed July 20, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCSHARES, INC.

By: /s/ DANIEL W. SCHUTT Daniel W. Schutt, CEO, President

By: /s/ BRIAN D. YOUNG Brian D. Young, Executive Vice President, Treasurer & Chief Financial Officer

Date:  March 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DANIEL W. SCHUTT Daniel W. Schutt	Director	March 20, 2007

/s/ JAMES N. REYNOLDS James N. Reynolds	Director	March 20, 2007

/s/ H. EDWARD RIGEL H. Edward Rigel	Director	March 20, 2007

/s/R. STEVEN UNVERFERTH R. Steven Unverferth	Director	March 20, 2007

/s/ ROBERT L. BENROTH Robert L. Benroth	Director	March 20, 2007
/s/ ROBERT L. DILLHOFF Robert L. Dillhoff	Director	March 20, 2007

Exhibit 10.7

THE UNION BANK COMPANY

SALARY CONTINUATION AGREEMENT

THIS SALARY CONTINUATION AGREEMENT (the “Agreement”) is adopted this 30th day of June 2005, by and between UNITED BANCSHARES, INC. and THE UNION BANK COMPANY, a state-chartered commercial bank located in Columbus Grove, Ohio (collectively referred to as the “Bank”) and DANIEL W. SCHUTT (the “Executive”).

The purpose of this Agreement is to provide specified benefits to the Executive, a member of a select group of management or highly compensated employees who contribute materially to the continued growth, development, and future business success of the Bank.  This Agreement shall be unfunded for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended from time to time.

Article 1

Definitions

Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

1.1

“Accrual Balance” means the liability that should be accrued by the Bank, under Generally Accepted Accounting Principles (“GAAP”), for the Bank’s obligation to the Executive under this Agreement, by applying Accounting Principles Board Opinion Number 12 (“APB 12”) as amended by Statement of Financial Accounting Standards Number 106 (“FAS 106”) and the Discount Rate.  Any one of a variety of amortization methods may be used to determine the Accrual Balance.  However, once chosen, the method must be consistently applied.  The Accrual Balance shall be reported annually by the Bank to the Executive.

1.2

“Beneficiary” means each designated person, or the estate of the deceased Executive, entitled to benefits, if any, upon the death of the Executive determined pursuant to Article 4.

1.3

“Beneficiary Designation Form” means the form established from time to time by the Plan Administrator that the Executive completes, signs, and returns to the Plan Administrator to designate one or more Beneficiaries.

1.4

“Board” means the Board of Directors of the Bank as from time to time constituted.

1.5

“Change in Control” means a change in the ownership or effective control of the Bank, or in the ownership of a substantial portion of the assets of the Bank, as such change is defined in Section 409A of the Code and regulations thereunder.

1.6

“Code” means the Internal Revenue Code of 1986, as amended.

1.7

“Disability” means Executive (i) is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (ii) is, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than 3 months under an accident and health plan covering employees of the Bank.  Medical determination of Disability may be made by either the Social Security Administration or by the provider of an accident or health plan covering employees of the Bank.  Upon the request of the Plan Administrator, the Executive must submit proof to the Plan Administrator of Social Security Administration’s or the provider’s determination.

1.8

“Discount Rate” means the rate used by the Plan Administrator for determining the Accrual Balance.  The initial Discount Rate is 6.50 percent.  However, the Plan Administrator, in its discretion, may adjust the Discount Rate to maintain the rate within reasonable standards according to GAAP and/or applicable bank regulatory guidance.

1.9

“Early Termination” means Separation from Service before Normal Retirement Age for reasons other than death, Disability, Termination for Cause or a Change in Control.

1.10

“Effective Date” means June 30th, 2005.

1.11

“Normal Retirement Age” means the Executive attaining age sixty-five (65).

1.12

“Plan Administrator” means the plan administrator described in Article 6.

1.13

“Plan Year” means each twelve-month period commencing on January 1st and ending on December 31st of each year.  The initial Plan Year shall commence on the Effective Date of this Plan and end on the following December 31st.

1.14

“Separation from Service” means that the Executive’s service, as an employee and independent contractor, to the Bank and any member of a controlled group as defined in Section 414 of the Code to which the Bank belongs, has terminated for any reason, other than by reason of a leave of absence approved by the Bank or the death of the Executive.

1.15

“Termination for Cause” has that meaning set forth in Article 5.

Article 2

Distributions During Lifetime

2.1

Normal Retirement Benefit.  Upon the Executive reaching Normal Retirement Age, the Bank shall distribute to the Executive the benefit described in this Section 2.1 in lieu of any other benefit under this Article.

2.1.1

Amount of Benefit.  The annual benefit under this Section 2.1 is Forty Thousand Dollars ($40,000).

2.1.2

Distribution of Benefit.  The Bank shall distribute the annual benefit to the Executive in twelve (12) equal monthly installments commencing on the last day of the month following the Executive’s Normal Retirement Age.  The annual benefit shall be distributed to the Executive for fifteen (15) years.

2.2

Early Termination Benefit.  Upon the Executive’s Early Termination, the Bank shall distribute to the Executive the benefit described in this Section 2.2 in lieu of any other benefit under this Article.

2.2.1

Amount of Benefit.  If the Executive has attained age sixty-two (62) prior to Early Termination, the benefit under this Section 2.2 is one hundred percent (100%) of the Accrual Balance determined as of the end of the month preceding Separation from Service.  If the Executive has not attained age sixty-two (62) prior to Early Termination, there is no benefit under this Section 2.2.

2.2.2

Distribution of Benefit.  The Bank shall distribute the benefit to the Executive in one hundred eight (180) consecutive equal monthly installments commencing within six (6) months following the Executive’s Separation from Service.

2.3

Disability Benefit.  If the Executive’s Disability results in Separation from Service prior to Normal Retirement Age, the Bank shall distribute to the Executive the benefit described in this Section 2.3 in lieu of any other benefit under this Article.

2.3.1

Amount of Benefit.  The benefit under this Section 2.3 is one hundred percent (100%) of the Accrual Balance determined as of the end of the month preceding Separation from Service.

2.3.2

Distribution of Benefit.  The Bank shall distribute the benefit to the Executive in one hundred eighty (180) consecutive equal monthly installments commencing within 30 days following Separation of Service due to Disability.

2.4

Change in Control Benefit.  Upon a Change in Control, within 6 months by the Executive’s Separation from Service, the Bank shall distribute to the Executive the benefit described in this Section 2.4 in lieu of any other benefit under this Article.

2.4.1

Amount of Benefit.  The benefit under this Section 2.4 is the Normal Retirement Benefit amount described in Section 2.1.1.

2.4.2

Distribution of Benefit.  The Bank shall distribute the annual benefit to the Executive in twelve (12) equal monthly installments commencing within six (6) months following Separation from Service.  The annual benefit shall be distributed to the Executive for fifteen (15) years.

2.5

Restriction on Timing of Distribution.  Notwithstanding any provision of this Agreement to the contrary, if the Bank is publicly-traded on an established exchange or otherwise, and if the Executive is considered a “key employee,” as defined in Section 416(i) of the Code, distribution under Sections 2.2, 2.4 or Article 8 may not commence earlier than six (6) months after the date of Separation from Service.

Article 3

Distribution at Death

3.1

Death During Active Service.  If the Executive dies while in the active service to the Bank, the Bank shall distribute to the Beneficiary the benefit described in this Section 3.1.  This benefit shall be distributed in lieu of the benefits under Article 2.

3.1.1

Amount of Benefit.  The benefit under this Section 3.1 is the Normal Retirement Benefit amount described in Section 2.1.1.

3.1.2

Distribution of Benefit.  The Bank shall distribute the annual benefit to the Beneficiary in twelve (12) equal monthly installments commencing within sixty (60) days following receipt by the Bank of the Executive’s death certificate.  The annual benefit shall be distributed to the Beneficiary for a period of fifteen (15) years.

3.2

Death During Distribution of a Benefit.  If the Executive dies after any benefit distributions have commenced under this Agreement but before receiving all such distributions, the Bank shall distribute to the Beneficiary the remaining benefits at the same time and in the same amounts they would have been distributed to the Executive had the Executive survived.

3.3

Death After Separation from Service But Before Benefit Distributions Commence.  If the Executive is entitled to benefit distributions under this Agreement, but dies prior to the commencement of said benefit distributions, the Bank shall distribute to the Beneficiary the same benefits that the Executive was entitled to prior to death except that the benefit distributions shall commence within thirty (30) days following receipt by the Bank of the Executive’s death certificate.

Article 4

Beneficiaries

4.1

Beneficiary.  The Executive shall have the right, at any time, to designate a Beneficiary(ies) to receive any benefit distributions under this Agreement to a Beneficiary upon the death of the Executive.  The Beneficiary designated under this Agreement may be the same as or different from the beneficiary designation under any other plan of the Bank in which the Executive participates.

4.2

Beneficiary Designation: Change; Spousal Consent.  The Executive shall designate a Beneficiary by completing and signing the Beneficiary Designation Form, and delivering it to the Plan Administrator or its designated agent.  If the Executive names someone other than his or her spouse as a Beneficiary, a spousal consent, in the form designated by the Plan Administrator, must be signed by the Executive’s spouse and returned to the Plan Administrator.  The Executive's beneficiary designation shall be deemed automatically revoked if the Beneficiary predeceases the Executive or if the Executive names a spouse as Beneficiary and the marriage is subsequently dissolved.  The Executive shall have the right to change a Beneficiary by completing, signing and otherwise complying with the terms of the Beneficiary Designation Form and the Plan Administrator’s rules and procedures, as in effect from time to time.  Upon the acceptance by the Plan Administrator of a new Beneficiary Designation Form, all Beneficiary designations previously filed shall be cancelled.  The Plan Administrator shall be entitled to rely on the last

Beneficiary Designation Form filed by the Executive and accepted by the Plan Administrator prior to the Executive’s death.

4.3

Acknowledgment.  No designation or change in designation of a Beneficiary shall be effective until received, accepted and acknowledged in writing by the Plan Administrator or its designated agent.

4.4

No Beneficiary Designation.  If the Executive dies without a valid beneficiary designation, or if all designated Beneficiaries predecease the Executive, then the Executive’s spouse shall be the designated Beneficiary.  If the Executive has no surviving spouse, the benefits shall be made to the personal representative of the Executive's estate.

4.5

Facility of Distribution.  If the Plan Administrator determines in its discretion that a benefit is to be distributed to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of that person’s property, the Plan Administrator may direct distribution of such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person.  The Plan Administrator may require proof of incompetence, minority or guardianship as it may deem appropriate prior to distribution of the benefit.  Any distribution of a benefit shall be a distribution for the account of the Executive and the Executive’s Beneficiary, as the case may be, and shall be a complete discharge of any liability under the Agreement for such distribution amount.

Article 5

General Limitations

5.1

Termination for Cause.  Notwithstanding any provision of this Agreement to the contrary, the Bank shall not distribute any benefit under this Agreement if Executive’s service is terminated by the Board for:

(a)

Gross negligence or gross neglect of duties to the Bank; or

(b)

Conviction of a felony or of a gross misdemeanor involving moral turpitude in connection with the Executive’s employment with the Bank; or

(c)

Fraud, disloyalty, dishonesty or willful violation of any law or significant Bank policy committed in connection with the Executive's employment and resulting in a material adverse effect on the Bank.

5.2

Suicide or Misstatement.  No benefits shall be distributed if the Executive commits suicide within two years after the Effective Date of this Agreement, or if an insurance company which issued a life insurance policy covering the Executive and owned by the Bank denies coverage (i) for material misstatements of fact made by the Executive on an application for such life insurance, or (ii) for any other reason attributable to the Executive’s material misstatement or misrepresentation.

5.3

Removal.  Notwithstanding any provision of this Agreement to the contrary, the Bank shall not distribute any benefit under this Agreement if the Executive is subject to a final removal or prohibition order issued by an appropriate federal banking agency pursuant to Section 8(e) of the Federal Deposit Insurance Act.

5.4

Non-compete Provision.  The Executive shall forfeit any non-distributed benefits under this Agreement if during the term of this Agreement and for within 12 months following a Separation from Service, the Executive, directly or indirectly, either as an individual or as a proprietor, stockholder, partner, officer, director, employee, agent, consultant or independent contractor of any individual, partnership, corporation or other entity (excluding an ownership interest of three percent (3%) or less in the stock of a publicly-traded company):

(i)

becomes employed by, participates in, or becomes connected in any manner with the ownership, management, operation or control of any bank, savings and loan or other similar financial institution if the Executive’s responsibilities will include providing banking or other financial services within the twenty-five (25) miles of the Bank’s corporate headquarters as of the date of the termination of the Executive’s employment;

(ii)

participates in any way in hiring or otherwise engaging, or assisting any other person or entity in hiring or otherwise engaging, on a temporary, part-time or permanent basis, any individual who was employed by the Bank as of the date of termination of the Executive’s employment;

(iii)

assists, advises, or serves in any capacity, representative or otherwise, any third party in any action against the Bank or transaction involving the Bank;

(iv)

sells, offers to sell, provides banking or other financial services, assists any other person in selling or providing banking or other financial services, or solicits or otherwise competes for, either directly or indirectly, any orders, contract, or accounts for services of a kind or nature like or substantially similar to the financial services performed or financial products sold by the Bank (the preceding hereinafter referred to as “Services”), to or from any person or entity from whom the Executive or the Bank, to the knowledge of the Executive provided banking or other financial services, sold, offered to sell or solicited orders, contracts or accounts for Services during the three (3) year period immediately prior to the termination of the Executive’s employment;

(v)

divulges, discloses, or communicates to others in any manner whatsoever, any confidential information of the Bank, to the knowledge of the Executive, including, but not limited to, the names and addresses of customers or prospective customers, of the Bank, as they may have existed from time to time, of work performed or services rendered for any customer, any method and/or procedures relating to projects or other work developed for the Bank, earnings or other information concerning the Bank. The restrictions contained in this subparagraph (v) apply to all information regarding the Bank, regardless of the source who provided or compiled such information.  Notwithstanding anything to the contrary, all information referred to herein shall not be disclosed unless and until it becomes known to the general public from sources other than the Executive.

5.4.1

Judicial Remedies.  In the event of a breach or threatened breach by the Executive of any provision of these restrictions, the Executive recognizes the substantial and immediate harm that a breach or threatened breach will impose upon the Bank, and further recognizes that in such event monetary damages may be inadequate to fully protect the Bank.  Nothing herein shall be construed as prohibiting the Bank from pursuing any other remedies available to the Bank at law or in equity for such breach or threatened breach, including the recovery of damages from the Executive.  The Executive expressly acknowledges and agrees that: (i) the restrictions set forth in Section 5.4 hereof are reasonable, in terms of scope, duration, geographic area, and otherwise, (ii) the protections afforded the Bank in Section 5.4 hereof are necessary to protect its legitimate business interest, (iii) the restrictions set forth in Section 5.4 hereof will not be materially adverse to the Executive’s employment with the Bank, and (iv) his agreement to observe such restrictions forms a material part of the consideration for this Agreement.

5.4.2

Overbreadth of Restrictive Covenant.  It is the intention of the parties that if any restrictive covenant in this Agreement is determined by a court of competent jurisdiction to be overly broad, then the court should enforce such restrictive covenant to the maximum extent permitted under the law as to area, breadth and duration.

5.4.3

Change in Control.  The non-compete provision detailed in Section 5.4 hereof shall not be enforceable following a Change in Control.

Article 6

Administration of Agreement

6.1

Plan Administrator Duties.  This Agreement shall be administered by a Plan Administrator which shall consist of the Board, or such committee or person(s) as the Board shall appoint.  The Plan Administrator shall also have the sole and absolute discretion and authority to (i) make, amend, interpret and enforce all appropriate rules and regulations for the administration of this Agreement and (ii) decide or resolve any and all questions including interpretations of this Agreement, as may arise in connection with the Agreement.

6.2

Agents.  In the administration of this Agreement, the Plan Administrator may employ agents and delegate to them such administrative duties as it sees fit, (including acting through a duly appointed representative), and may from time to time consult with counsel who may be counsel to the Bank.

6.3

Binding Effect of Decisions.  The decision or action of the Plan Administrator with respect to any question arising out of or in connection with the administration, interpretation and application of the Agreement and the rules and regulations promulgated hereunder shall be final and conclusive and binding upon all persons having any interest in the Agreement.

6.4

Indemnity of Plan Administrator.  The Bank shall indemnify and hold harmless the members of the Plan Administrator against any and all claims, losses, damages, expenses or liabilities arising from any action or failure to act with respect to this Agreement, except in the case of willful misconduct by the Plan Administrator or any of its members.

6.5

Bank Information.  To enable the Plan Administrator to perform its functions, the Bank shall supply full and timely information to the Plan Administrator on all matters relating to the date and circumstances of the retirement, Disability, death, or Separation from Service of the Executive, and such other pertinent information as the Plan Administrator may reasonably require.

6.6

Annual Statement. The Plan Administrator shall provide to the Executive, within one hundred twenty (120) days after the end of each Plan Year, a statement setting forth the benefits to be distributed under this Agreement.

Article 7

Claims And Review Procedures

7.1

Claims Procedure.  An Executive or Beneficiary (“claimant”) who has not received benefits under the Agreement that he or she believes should be distributed shall make a claim for such benefits as follows:

7.1.1

Initiation – Written Claim.  The claimant initiates a claim by submitting to the Plan Administrator a written claim for the benefits.

7.1.2

Timing of Plan Administrator Response.  The Plan Administrator shall respond to such claimant within 90 days after receiving the claim.  If the Plan Administrator determines that special circumstances require additional time for processing the claim, the Plan Administrator can extend the response period by an additional 90 days by notifying the claimant in writing, prior to the end of the initial 90-day period, that an additional period is required.  The notice of extension must set forth the special circumstances and the date by which the Plan Administrator expects to render its decision.

7.1.3

Notice of Decision.  If the Plan Administrator denies part or all of the claim, the Plan Administrator shall notify the claimant in writing of such denial.  The Plan Administrator shall write the notification in a manner calculated to be understood by the claimant.  The notification shall set forth:

(a)

The specific reasons for the denial;

(b)

A reference to the specific provisions of the Agreement on which the denial is based;

(c)

A description of any additional information or material necessary for the claimant to perfect the claim and an explanation of why it is needed;

(d)

An explanation of the Agreement’s review procedures and the time limits applicable to such procedures; and

(e)

A statement of the claimant’s right to bring a civil action under ERISA Section 502(a) following an adverse benefit determination on review.

7.2

Review Procedure.  If the Plan Administrator denies part or all of the claim, the claimant shall have the opportunity for a full and fair review by the Plan Administrator of the denial, as follows:

7.2.1

Initiation – Written Request.  To initiate the review, the claimant, within 60 days after receiving the Plan Administrator’s notice of denial, must file with the Plan Administrator a written request for review.

7.2.2

Additional Submissions – Information Access.  The claimant shall then have the opportunity to submit written comments, documents, records and other information relating to the claim.  The Plan Administrator shall also provide the claimant, upon request and free of charge, reasonable access to, and copies of, all documents, records and other information relevant (as defined in applicable ERISA regulations) to the claimant’s claim for benefits.

7.2.3

Considerations on Review.  In considering the review, the Plan Administrator shall take into account all materials and information the claimant submits relating to the claim, without regard to whether such information was submitted or considered in the initial benefit determination.

7.2.4

Timing of Plan Administrator Response.  The Plan Administrator shall respond in writing to such claimant within 60 days after receiving the request for review.  If the Plan Administrator determines that special circumstances require additional time for processing the claim, the Plan Administrator can extend the response period by an additional 60 days by notifying the claimant in writing, prior to the end of the initial 60-day period, that an additional period is required.  The notice of extension must set forth the special circumstances and the date by which the Plan Administrator expects to render its decision.

7.2.5

Notice of Decision.  The Plan Administrator shall notify the claimant in writing of its decision on review.  The Plan Administrator shall write the notification in a manner calculated to be understood by the claimant.  The notification shall set forth:

(a)

The specific reasons for the denial;

(b)

A reference to the specific provisions of the Agreement on which the denial is based;

(c)

A statement that the claimant is entitled to receive, upon request and free of charge, reasonable access to, and copies of, all documents, records and other information relevant (as defined in applicable ERISA regulations) to the claimant’s claim for benefits; and

(d)

A statement of the claimant’s right to bring a civil action under ERISA Section 502(a).

Article 8

Amendments and Termination

This Agreement may be amended or terminated only by a written agreement signed by the Bank and the Executive.  Provided, however, if the Bank’s Board of Directors determines in good faith that the Executive is no longer a member of a select group of management or highly compensated employees, as that phrase applies to ERISA, for reasons other than death, Disability or retirement, the Bank may terminate this Agreement.  Upon such termination the Executive shall be one hundred percent (100%) vested in the Accrual Balance, and such amount shall be distributed to the Executive or his or her Beneficiary in a lump sum within six (6) months following Separation from Service.  Additionally, the Bank may also amend this Agreement to conform with written directives to the Bank from its banking regulators.

Article 9

Miscellaneous

9.1

Binding Effect.  This Agreement shall bind the Executive and the Bank, and their beneficiaries, survivors, executors, administrators and transferees.

9.2

No Guarantee of Employment.  This Agreement is not a contract for employment.  It does not give the Executive the right to remain as an employee of the Bank, nor does it interfere with the

Bank's right to discharge the Executive.  It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

9.3

Non-Transferability.  Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

9.4

Tax Withholding.  The Bank shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.  The Executive acknowledges that the Bank’s sole liability regarding taxes is to forward any amounts withheld to the appropriate taxing authority(ies).

9.5

Applicable Law.  The Agreement and all rights hereunder shall be governed by the laws of the State of Ohio, except to the extent preempted by the laws of the United States of America.

9.6

Unfunded Arrangement.  The Executive and Beneficiary are general unsecured creditors of the Bank for the distribution of benefits under this Agreement.  The benefits represent the mere promise by the Bank to distribute such benefits.  The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors.  Any insurance on the Executive's life or other informal funding asset is a general asset of the Bank to which the Executive and Beneficiary have no preferred or secured claim.

9.7

Reorganization.  The Bank shall not merge or consolidate into or with another bank, or reorganize, or sell substantially all of its assets to another bank, firm, or person unless such succeeding or continuing bank, firm, or person agrees to assume and discharge the obligations of the Bank under this Agreement.  Upon the occurrence of such event, the term “Bank” as used in this Agreement shall be deemed to refer to the successor or survivor bank.

9.8

Entire Agreement.  This Agreement constitutes the entire agreement between the Bank and the Executive as to the subject matter hereof.  No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.

9.9

Interpretation.  Wherever the fulfillment of the intent and purpose of this Agreement requires, and the context will permit, the use of the masculine gender includes the feminine and use of the singular includes the plural.

9.10

Alternative Action.  In the event it shall become impossible for the Bank or the Plan Administrator to perform any act required by this Agreement, the Bank or Plan Administrator may in its discretion perform such alternative act as most nearly carries out the intent and purpose of this Agreement and is in the best interests of the Bank.

9.11

Headings.  Article and section headings are for convenient reference only and shall not control or affect the meaning or construction of any of its provisions.

9.12

Validity.  In case any provision of this Agreement shall be illegal or invalid for any reason, said illegality or invalidity shall not affect the remaining parts hereof, but this Agreement shall be construed and enforced as if such illegal and invalid provision has never been inserted herein.

9.13

Notice.  Any notice or filing required or permitted to be given to the Bank or Plan Administrator under this Agreement shall be sufficient if in writing and hand-delivered, or sent by registered or certified mail, to the address below:

(a) If to the Company: United Bancshares, Inc. 100 South High Street Columbus Grove, OH 45830 Attn: Chairman (b) If to Executive: Daniel W. Schutt 216 Woodland Dr Antwerp, Ohio 45813	Copy to: Susan B. Zaunbrecher, Esq. Dinsmore & Shohl 255 East Fifth Street, Suite 1900 Cincinnati, OH 45202

Such notice shall be deemed given as of the date of delivery or, if delivery is made by mail, as of the date shown on the postmark on the receipt for registration or certification.

Any notice or filing required or permitted to be given to the Executive under this Agreement shall be sufficient if in writing and hand-delivered, or sent by mail, to the last known address of the Executive.

IN WITNESS WHEREOF, the Executive and a duly authorized representative of the Bank have signed this Agreement.

EXECUTIVE:

BANK:

THE UNION BANK COMPANY

/s/ DANIEL W. SCHUTT

      /s/ JAMES N. REYNOLDS

Daniel W. Schutt

      James N. Reynolds

      Director

UNITED BANCSHARES, INC.

      /s/ JAMES N. REYNOLDS

      James N. Reynolds

      Chairman

Exhibit 14

CODE OF ETHICS

Applicable to CEO, CFO and Other Senior Financial Officers

I.  Introduction

The Board of Directors of United Bancshares, Inc. (the “Company”) has developed and adopted this Code of Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Controller (collectively, the “Senior Financial Officers”).  The purpose of this Code of Ethics is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports filed by the Company; and to promote compliance with all applicable laws, rules and regulations that apply to the Company and its Senior Financial Officers.

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

A “conflict of interest” occurs when a Senior Financial Officer has any duties or interests, whether profession or personal, that are mutually incompatible and may conflict with the proper and impartial fulfillment of the Senior Financial Officer’s duties, responsibilities or obligations to the Company.  In particular, a Senior Financial Officer must never use or attempt to use his or her position at the Company to obtain any improper personal benefit for himself or herself, or for any other person.

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

A Senior Financial Officer will be considered to have knowingly made false, misleading or incomplete entries, records or documentation if he or she knowingly (i) makes, or permits or directs another to make, materially false, misleading or incomplete entries in the Company’s, or any of its subsidiaries’, financial statement or records;  (ii) fails to correct materially false, misleading or incomplete financial statements or records; (iii) signs, or permits another to sign, a document containing materially false, misleading or incomplete information, or (iv) falsely responds, or fails to respond, to specific inquiries of the Company’s external accountant.

Any Senior Financial Officer who is aware of a materially false or misleading statement or an omission in any of the Company’s period reports is required to report the matter to the Audit Committee or the Chief Executive Officer promptly.

Senior Financial Officers are responsible for adequately supervising the preparation of financial disclosure in the period reports required to be filed by the Company.  Adequate supervision includes closely reviewing and critically analyzing the financial information to be disclosed.

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

If a Senior Financial Officer suspects that a situation violates any applicable law, rule, regulation or this Code of Ethics, he or she is to report that situation to the Internal Auditor or the Chief Executive Officer.  No one will be subject to the retaliation because of a good faith report of a suspected violation.

If a Senior Financial Officer fails to comply with this Code of Ethics or any applicable laws or regulations, he or she is subject to disciplinary measure, up to and including discharge.

Review by Board:   February 20, 2007

 Exhibit 21

United Bancshares, Inc. Subsidiaries

The Union Bank Company

Ohio banking corporation

Columbus Grove, Ohio

United (OH) Statutory Trust I

Connecticut statutory trust

Columbus Grove, Ohio

UBC Investments, Inc. – a wholly-owned subsidiary of The Union Bank Company

Delaware Corporation

Wilmington, Delaware

Exhibit 23

Consent of Independent Accountants

The Board of Directors

United Bancshares, Inc.

We hereby consent to the incorporation by reference in the Registration Statement (No. 333-106929) on Form S-8 of United Bancshares, Inc. of our report dated March 6, 2007, relating to the consolidated balance sheets of United Bancshares, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, which report appears in the December 31, 2006 Annual Report on Form 10-K of United Bancshares, Inc.

/s/ CLIFTON GUNDERSON LLP

Toledo, Ohio

March 22, 2007

Exhibit 31.1

CERTIFICATION - CEO

In connection with the Annual Report of United Bancshares, Inc. on Form 10-K for the year ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, President and Chief Executive Officer of United Bancshares, Inc., certify, that:

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

/s/ DANIEL W. SCHUTT

Daniel W. Schutt

President and Chief Executive Officer

March 20, 2007

Exhibit 31.2

CERTIFICATION - CFO

In connection with the Annual Report of United Bancshares, Inc. on Form 10-K for the year ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer of United Bancshares, Inc., certify, that:

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

March 20, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of United Bancshares, Inc. (the "Corporation") on Form 10-K for the period ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, Chief Executive Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ DANIEL W. SCHUTT

Daniel W. Schutt

Chief Executive Officer

Date: March 20, 2007

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of United Bancshares, Inc. (the "Corporation") on Form 10-K for the period ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: March 20, 2007

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

Exhibit 99

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. United Bancshares, Inc. ("Corporation") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

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

Exhibit 13

Table of Contents

        Page

President’s Letter……………………………………………………………………

1

Market Price and Dividends on Common Stock……………………………………..

2

Five-Year Summary of Selected Financial Data…………………………………….

3

Performance Graph…………………………….…………………………………….

4

Management’s Discussion and Analysis of

         Financial Condition and Results of Operations ……………………………….

5

Report of Independent Registered Public Accounting Firm ……………………….

15

Financial Statements

Consolidated Balance Sheets………………………………………………….

16

Consolidated Statements of Income…………………………………………...

17

Consolidated Statements of Shareholders’ Equity…………………………….

18

Consolidated Statements of Cash Flows………………………………………

19

Summary of Significant Accounting Policies……………………………………….

21

Notes to Consolidated Financial Statements………………………………………...

28

Directors and Officers……………………………………………………………….

49

March 10, 2007

Dear Shareholder:

Because of the efforts of all those associated with United Bancshares, I am pleased to report that the Corporation was able to achieve net earnings of $4,927,000 in 2006.  Earnings per share increased to $1.37 in 2006 from $1.26 in 2005, an 8.7% increase.  Also, dividends were increased from $0.48 per share in 2005 to $0.52 in 2006, an 8.3% increase.

In 2006, United was confronted with market conditions that placed considerable pressure on our net interest margin.  Your management was pleased with the Corporation’s $25.5 million (8.2%) in loan growth experienced in 2006 which, along with higher interest rates, resulted in a $2.7 million increase in interest income.  However, this increase was more than offset by a $3.4 million increase in interest expense as our costs of funds also rose, resulting in a $715,000 decrease in net interest income. We believe the pressure on our net interest margin will continue in 2007.  Despite these challenges, the Corporation was able to increase net income by increasing non-interest income and decreasing non-interest expenses.

On February 12, 2007, United’s wholly-owned subsidiary, The Union Bank Company opened a new drive-up facility in Columbus Grove to better serve our customers.  The new facility replaced the Bank’s original drive-up which opened in 1973.  The new drive-up has three lanes, a drive-up ATM and night depository.  The ATM and night depository were not available at the previous location which only offered two lanes for service.  The drive-up ATM is in response to the feedback that we have received from our customers.  Additionally, the Bank is in the process of constructing a new branch office in Bowling Green to better serve our customers in Wood County.

As we enter 2007, we believe it will be a challenging year for United and the community banking industry.  Your management team will continue to work hard to improve the financial performance and growth of the Corporation.   We thank you for your continued support of United, and you can be assured that you will receive our best efforts.

Respectfully,

/s/ DANIEL W. SCHUTT

Daniel W. Schutt

President and CEO

UNITED BANCSHARES, INC.

DESCRIPTION OF THE CORPORATION

United Bancshares, Inc., an Ohio corporation (the “Corporation”), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation was incorporated and organized in 1985.  The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.  Following the merger of the Company’s other two bank subsidiaries into The Union Bank Company (Columbus Grove, Ohio) in March 2003, the Company is now a one-bank holding company, as that term is defined by the Federal Reserve Board.  Through its subsidiary, The Union Bank Company, Columbus Grove, Ohio (“Union”), the Corporation is engaged in the business of commercial banking and offers a full range of commercial banking services.

Union is an Ohio state-chartered bank, which serves Allen, Putnam, Sandusky, Van Wert and Wood Counties, with office locations in Bowling Green, Columbus Grove, Delphos, Gibsonburg, Kalida, Leipsic, Lima, Ottawa, and Pemberville, Ohio.

MARKET PRICE AND DIVIDENDS ON COMMON STOCK

United Bancshares, Inc. has traded its common stock on the Nasdaq Markets Exchange under the symbol “UBOH” since March 2001.  From January 2000 to March 2001, the Corporation’s common stock was traded on the Nasdaq Over-The-Counter Bulletin Board.  Prior to January 2000, there was no established public trading market for United Bancshares, Inc. common stock.  As of January 31, 2007, the common stock was held by 1,572 shareholders of record.  Below are the trading highs and lows for the periods noted.

Year 2006

 High

  Low

First Quarter

$16.40

$14.80

Second Quarter

  17.30

  15.52

Third Quarter

  16.49

  15.60

Fourth Quarter

  17.41

  15.61

Year 2005

 High

  Low

First Quarter

$20.00

$15.03

Second Quarter

  17.00

  14.38

Third Quarter

  17.00

  14.77

Fourth Quarter

  16.40

  14.80

Dividends declared by United Bancshares, Inc. on its common stock during the past two years were as follows:

   2006

  2005

First Quarter

  $  .13

  $  .12

Second Quarter

      .13

      .12

Third Quarter

      .13

      .12

Fourth Quarter

      .13

      .12

Total

  $  .52

  $  .48

AVAILABILITY OF MORE INFORMATION

To obtain a copy, without charge, of the United Bancshares, Inc.’s annual report (Form 10-K) filed with the Securities and Exchange Commission, please write to:

Bonita Selhorst, Secretary

United Bancshares, Inc.

100 S. High Street

Columbus Grove, Ohio 45830

419-659-2141

UNITED BANCSHARES, INC.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

Years ended December 31,

2006

2005

2004

2003

2002

(Dollars in thousands, except per share data)

Statements of income:

Total interest income

$

32,790

$

30,058

$

26,985

$

24,765

$

24,679

Total interest expense

15,427

11,980

10,334

10,067

11,695

Net interest income

17,363

18,078

16,651

14,698

12,984

Provision for loan losses

340

612

577

450

722

Net interest income after

provision for loan losses

17,023

17,466

16,074

14,248

12,262

Total non-interest income

3,157

2,611

3,023

4,083

3,099

Total non-interest expense (5)

14,001

14,222

15,553

13,560

11,081

Income before federal income taxes

6,179

5,855

3,564

4,771

4,280

Federal income taxes

1,252

1,233

476

1,080

1,721

Income before change in

accounting principle

4,927

4,622

3,088

3,691

2,559

Cumulative effect of change in

accounting principle

-

-

-

-

3,807

Net income

$

4,927

$

4,622

$

3,088

$

3,691

$

6,366

Per share of common stock:

Net income - basic

$

1.37

$

1.26

$

0.84

$

1.01

$

1.77

Dividends

.52

0.48

0.44

0.44

0.44

Book value

12.93

12.09

11.99

11.69

11.28

Average shares outstanding - basic

  3,598,747

  3,674,352

  3,670,981

  3,644,642

  3,601,184

Year end balances:

Loans (6)

$

335,549

$

310,005

$

306,591

$

292,221

$

243,555

Securities (7)

172,778

187,791

217,841

174,559

154,977

Total assets

550,375

536,209

559,323

498,695

424,997

Deposits

377,640

356,921

369,767

388,300

323,657

Shareholders' equity

46,152

43,793

44,229

42,710

40,958

Average balances:

Loans (6)

$

323,802

$

311,107

$

297,732

$

280,303

$

242,688

Securities (7)

180,572

200,903

195,444

161,522

136,018

Total assets

543,247

548,463

526,065

478,518

408,500

Deposits

361,789

365,142

378,485

366,336

310,740

Shareholders' equity

44,212

44,208

43,250

42,005

39,856

Selected ratios:

Net yield on average interest-earning

assets

3.63%

3.67%

3.59%

3.47%

3.56%

Return on average assets

0.91%

0.84%

0.59%

0.77%

0.63%

Return on average shareholders equity

11.14%

10.46%

7.14%

8.79%

6.42%

Net loan charge-offs as a percentage

of average outstanding net loans

0.19%

0.24%

0.20%

0.17%

0.22%

Allowance for loan losses

as a percentage of year end loans

0.68%

0.82%

0.90%

0.95%

1.14%

Shareholders' equity as a percentage of

      total assets

8.39%

8.17%

7.91%

8.56%

9.64%

Notes:

1)

2002 ratios exclude the cumulative effect of the change in accounting principle.

2)

Amounts for 2003 and subsequent years include RFCBC branch acquisitions, since their acquisition on March 28, 2003.

3)

Net yield on average interest-earning assets was computed on a tax-equivalent basis.

4)

Basic net income per share for 2002 includes $1.06 relating to change in accounting principle.

5)

Non-interest expense in 2004 includes a payment to the Company’s former CEO and a provision related to the Company’s stock option accounting.  These two items reduced net income $825,000 ($0.23 per share).

6)

Includes loans held for sale.

7)

Includes Federal Home Loan Bank stock.

Performance Graph

The following graph provides an indication of cumulative total shareholder returns for the Company as compared with the Nasdaq Total US Index and the Nasdaq Bank Stock Index.  This graph covers the period from December 31, 2001 through December 29, 2006.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of Common Stock of United Bancshares.  The information provided in the graph assumes that $100 was invested on December 31, 2001 in United Bancshares Common Stock, the Nasdaq Total US Index and the Nasdaq Bank Stock Index, and that all dividends were reinvested.

[PERFORMANCE GRAPH ATTACHED AS PDF FILE]

UNITED BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional information relating to the financial condition and results of operations of United Bancshares, Inc.

EARNINGS SUMMARY

Consolidated net income for United Bancshares, Inc. (the “Corporation”) and its wholly-owned subsidiary, The Union Bank Company (the “Bank”) for 2006 was $4.9 million compared to $4.6 million in 2005 and $3.1 million in 2004.  Basic income per share was $1.37 in 2006, an increase of $.11 per share (8.7%) from $1.26 in 2005.  Basic income per share was $1.26 in 2005, an increase of $.42 per share (50.0%) from $0.84 in 2004.  The 2004 operating results included provisions for stock options and the retirement of the Corporation’s Chief Executive Officer which reduced net income $825,000 ($.23 per share).

FINANCIAL POSITION AND RESULTS OF OPERATIONS

2006 Compared With 2005

Net interest income for 2006 was $17.4 million, a decrease of $715,000 (3.9%) from 2005.  The decrease was primarily due to an overall decrease in the Corporation’s net interest margin.  The average yield on loans for 2006 increased to 7.55% compared to 6.78% for 2005, while the average rate paid on interest-bearing liabilities increased to 3.34% in 2006 from 2.56% in 2005.  The net effect of these and other factors resulted in the net interest yield on average interest-earning assets, on a tax-equivalent basis, decreasing to 3.63% in 2006 from 3.67% in 2005.

At December 31, 2006, total loans (including loans held for sale) amounted to $335.5 million compared to $310.0 million at December 31, 2005, an increase of $25.5 million (8.2%).  Loans held for sale decreased to $426,000 at December 31, 2006 from $440,000 at December 31, 2005.  Within the loan portfolio, residential real estate loans decreased $3.2 million (3.0%), commercial loans increased $17.4 million (14.2%), agricultural loans increased $8.5 million (16.8%) and consumer loans increased $2.8 million (10.4%) during 2006.  During 2006, the Bank originated $10.9 million of consumer loans under indirect automobile loan programs.

The Corporation, through its bank subsidiary, elects to sell in the secondary market a substantial portion of the fixed rate residential real estate loans originated, and typically retains the servicing rights relating to such loans.  During 2006, net gain on sale of loans was $335,000, including $207,000 of capitalized servicing rights.  The net gain on sale of loans was $356,000 in 2005, including $209,000 of capitalized servicing rights.

Securities, including Federal Home Loan Bank of Cincinnati (FHLB) stock, totaled $172.8 million at December 31, 2006, representing a decrease of $15.0 million (8.0%) from total securities of $187.8 million at December 31, 2005.  As part of its overall asset/liability management strategy, the Bank permitted the securities portfolio to shrink throughout the year as proceeds from the sale or maturity of securities were generally used to fund loan growth or repay long-term debt.  Consequently, securities purchases were only $10.7 million in 2006 compared to $40.7 million on 2005.  The Bank is required to maintain a certain level of FHLB stock based on outstanding borrowings from the FHLB.  Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee (“ALCO”) meetings.

All securities except FHLB stock have been designated as available-for-sale and may be sold if needed for liquidity, asset-liability management or other reasons.  Such securities are reported at fair value, with any net unrealized gains or losses reported as a separate component of shareholders’ equity, net of related income taxes.  At December 31, 2006, net unrealized losses on available-for-sale securities, net of income taxes, amounted to $1.4 million.  At December 31, 2006, the Bank held 97 securities which were in a loss position with the fair value and gross unrealized losses of such securities amounting to $129.1 million and $2.7 million, respectively.  Management has considered the current interest rate environment, typical volatilities in the bond market, and the Bank’s liquidity needs in the near term in concluding that the impairment on such securities is temporary.  FHLB stock is considered a restricted security which is carried at cost and evaluated periodically for impairment.

Total deposits at December 31, 2006 amounted to $377.6 million, an increase of $20.7 million (5.8%) compared with total deposits of $356.9 million at December 31, 2005.  Of this increase $3.3 million (9.6%) was related to non-interest bearing deposits.

Long-term borrowings, consisting of FHLB advances and securities sold under agreements to repurchase but excluding deferrable interest debentures, amount to $113.4 million at December 31, 2006 compared to $120.7 million at December 31, 2005, a decrease of $7.3 million (6.0%).  The Bank utilizes long-term borrowings as an alternative source of funding to support asset growth and occasional deposit shrinkage as necessary.

The allowance for loan losses at December 31, 2006 was $2.3 million (0.68% of total loans) compared to $2.5 million (0.82% of total loans) at December 31, 2005.  The change in the allowance for loan losses during 2006 included provision for loan losses charged to operations, and  loan charge-offs, net of recoveries.

The provision for loan losses charged to operations is determined by management after considering the amount of net losses incurred as well as management’s estimation of losses inherent in the portfolio based on an evaluation of loan portfolio risk and current economic factors.  The provision for loan losses was $340,000 in 2006 compared to $612,000 in 2005.  The decrease in the provision for loan losses in 2006 was largely due to net loan charge-offs decreasing in 2006 to $605,000, compared to $758,000 in 2005.  In addition, the provision for loan losses decreased during 2006 based on management’s analysis of potential loan losses.

Total non-interest income increased $546,000 to $3.2 million in 2006 from $2.6 million in 2005.  The significant components of non-interest income include service charges on deposit accounts, gains from the sale of loans and securities, and other income, which includes increases in the cash surrender value of life insurance.  Service charges on deposit accounts increased $177,000 (15.3%) to $1,334,000 in 2006 compared to $1,157,000 in 2005 largely due to an increase in 2006 from non-sufficient funds and overdraft fees of $184,000 (18.8%) to $1.2 million in 2006 compared to $1.0 million in 2005.  Cash surrender value of life insurance increased $211,000 (81.7%) to $470,000 in 2006 compared to $259,000 in 2005.

As previously mentioned, the bank sells substantially all qualifying fixed rate residential mortgage loans it originates.  The net gain on sale of residential real estate loans decreased $21,000 to $335,000 in 2006 from $356,000 in 2005 due to decreased loan origination volume.  During 2006, the Bank sold $20.8 million of residential real estate loans compared to $22.7 million in 2005.  The lower loan sales activity in 2006 resulted from rising interest rates during the first six months of 2006 resulting in less refinancing and mortgage loan origination activity.  Net securities losses amounted to $4,000 in 2006, a $10,000 decrease from net securities gains in 2005 of $6,000.

Total non-interest expenses decreased $220,000 (1.5%) to $14.0 million in 2006 from $14.2 million in 2005.  Salaries and related costs increased $44,000 (0.6%) to $7,114,000 in 2006 from $7,070,000 in 2005.  Net occupancy expenses, including costs relating to the operation and maintenance of buildings, furnishings, and equipment, increased $141,000 (10.8%) to $1.4 million in 2006 from $1.3 million in 2005.

Other operating expenses decreased $404,000 (6.9%) to $5.4 million in 2006 compared to $5.9 million in 2005.  The significant components of other operating expenses are summarized in Note 10 to the consolidated financial statements.  During 2004, the Board of Directors approved the use of pyramiding for the exercise of stock options as more fully described in Note 14 to the consolidated financial statements.  Consequently, the Corporation recognized a provision of $14,000 in 2006 compared to a credit of $29,000 in 2005 as a result of the use of pyramiding and such amounts are included in other operating expenses.  Data processing costs decreased $13,000 (1.3%) to $970,000 in 2006 from $983,000 in 2005.  Advertising costs decreased $69,000 (13.5%) to $441,000 in 2006 compared to $510,000 in 2005.

The provision for income taxes for 2006 was $1.3 million (effective rate of 20.3%) compared to $1.2 million (effective rate of 21.1%) in 2005.  This increase resulted from a $324,000 increase in income before taxes.

2005 Compared With 2004

Net interest income for 2005 was $18.1 million, an increase of $1.4 million (8.6%) over 2004.  The increase was due to an increase in the Corporation’s net interest margin as well as average interest-earning assets, principally resulting from the $60 million leverage strategy implemented in June of 2004 and moderate loan growth.  The average yield on loans for 2005 increased to 6.78% compared to 6.38% for 2004, while the average rate paid on interest-bearing liabilities increased to 2.56% in 2005 from 1.78% in 2004.  The net effect of these and other factors resulted in the net interest yield on average interest-earning assets, on a tax-equivalent basis, increasing from 3.59% in 2004 to 3.67% in 2005.

At December 31, 2005, total loans (including loans held for sale) amounted to $310.0 million compared to $306.6 million at December 31, 2004, an increase of $3.4 million (1.1%).  Loans held for sale decreased to $440,000 at December 31, 2005 from $801,000 in 2004.  Within the loan portfolio, residential real estate loans decreased $4.2 million (3.7%), commercial loans increased $2.2 million (1.8%), agricultural loans decreased $2.1 million (4.1%) and consumer loans increased $7.8 million (39.8%) during 2005.  In late 2004, the Bank began originating indirect automobile loans.  During 2005, the Bank originated $12.2 million of consumer loans under these programs.

During 2005, net gain on sale of loans was $356,000, including $209,000 of capitalized servicing rights.  The net gain on sale of loans was $704,000, including $376,000 of capitalized servicing rights in 2004.

Securities, including Federal Home Loan Bank of Cincinnati (FHLB) stock, totaled $187.8 million at December 31, 2005, representing a decrease of $30.0 million (13.8%) from total securities of $217.8 million at December 31, 2004.

At December 31, 2005, net unrealized losses on available-for-sale securities, net of income taxes, amounted to $1.5 million.  At December 31, 2005, the Bank held 110 securities which were in a loss position with the fair value and gross unrealized losses of such securities amounting to $152.8 million and $2.8 million, respectively.  Management has considered the current interest rate environment, typical volatilities in the bond market, and the Bank’s liquidity needs in the near term in concluding that the impairment on such securities is temporary.

Total deposits at December 31, 2005 amounted to $356.9 million, a decrease of $12.8 million (3.5%) compared with total deposits of $369.8 million at December 31, 2004.  Of this decrease, $2.8 million (7.6%) was related to non-interest bearing deposits.

Long-term borrowings, consisting of FHLB advances and securities sold under agreements to repurchase but excluding deferrable interest debentures, amount to $120.7 million at December 31, 2005 compared to $132.0 million at December 31, 2004, a decrease of $11.3 million (8.5%).

The allowance for loan losses at December 31, 2005 was $2.5 million (0.82% of total loans) compared to $2.8 million (0.90% of total loans) at December 31, 2004.  The change in the allowance for loan losses included provision for loan losses charged to operations, loan charge-offs net of recoveries, and a transfer to other liabilities for possible credit loss relating to unfunded loan commitments.

The provision for loan losses was $612,000 in 2005 compared to $577,000 in 2004.  The increase in the provision for loan losses in 2005 was largely due to net loan charge offs increasing in 2005 to $758,000, compared to $587,000 in 2004, principally due to one large charge-off in the third quarter of 2005.  In addition, the provision for loan charge-offs increased as a result of a $75,000 transfer to other liabilities for possible credit loss relating to unfunded loan commitments.

Total non-interest income decreased $400,000 to $2.6 million in 2005 from $3.0 million in 2004.  The significant components of non-interest income include service charges on deposit accounts and gains from the sale of loans and securities.  Service charges on deposit accounts increased $123,000 (11.9%) to $1,157,000 in 2005 compared to $1,034,000 in 2004 largely due to the impact of the Bank increasing fees.

The net gain on sale of residential real estate loans decreased $348,000 to $356,000 in 2005 from $704,000 in 2004 due to decreased loan origination volume.  During 2005, the Bank sold $22.6 million of residential real estate loans compared to $42.4 million in 2004.  The lower loan sales activity in 2005 resulted from rising interest rates throughout 2005 resulting in less refinancing activity and mortgage loan origination activity.  Net securities gains amounted to $6,000 in 2005, a $544,000 decrease from $550,000 in 2004.  In anticipation of rising interest rates, the Bank elected to sell certain agency securities which contributed to the significant gains in 2004.

Total non-interest expenses decreased $1.3 million (8.4%) to $14.2 million in 2005 from $15.5 million in 2004.  Salaries and related costs decreased $697,000 (9.0%) to $7.1 million in 2005 from $7.8 million in 2004.  Such decrease is the result of an overall reduction in headcount in 2005 as well as the retirement of the Corporation’s Chief Executive Officer during the fourth quarter of 2004 resulting in $653,000 of severance costs.  Net occupancy expenses, including costs relating to the operation and maintenance of buildings, furnishings, and equipment, decreased $160,000 (10.9%) to $1.3 million in 2005 from $1.5 million in 2004.

Other operating expenses decreased $454,000 (7.2%) to $5.9 million in 2005 compared to $6.3 million in 2004.  The significant components of other operating expenses are summarized in Note 10 to the consolidated financial statements.  During 2004, the Board of Directors approved the use of pyramiding for the exercise of stock options as more fully described in Note 14 to the consolidated financial statements.  Consequently, the Corporation recognized a credit of $29,000 in 2005 compared to a provision of $597,000 in 2004 as a result of the use of pyramiding and such amounts are included in other operating expenses.  Data processing costs decreased $31,000 (3.1%) to $983,000 in 2005 from $1,014,000 in 2004.  Advertising costs increased $50,000 (10.9%) to $510,000 in 2005 compared to $460,000 in 2004.

The provision for income taxes for 2005 was $1.2 million (effective rate of 21.1%) compared to $476,000 (effective rate of 13.4%) in 2004, an increase of $757,000.  This increase resulted from a $2.3 million increase in income before taxes ($779,000 income tax effect) and a $590,000 decrease in interest income on tax-exempt securities ($178,000 income tax effect).  Conversely, the provision for income taxes was reduced $197,000 as a result of tax-exempt income on life insurance policies as more completely described in Note 12 to the consolidated financial statements.

LIQUIDITY

Liquidity relates primarily to the Corporation’s ability to fund loan demand, meet the withdrawal requirements of deposit customers, and provide for operating expenses.  Assets used to satisfy these needs consist of cash and due from banks, federal funds sold, securities available-for-sale, and loans held for sale.  A large portion of liquidity is provided by the ability to sell or pledge securities.  Accordingly, the Corporation has designated all securities other than FHLB stock as available-for-sale.  A secondary source of liquidity is provided by various lines of credit facilities available through correspondent banks and the Federal Reserve.

Another source of liquidity is represented by loans held for sale.  Certain other loans within the Bank’s loan portfolio are also available to collateralize borrowings.

The consolidated statements of cash flows for the years presented provide an indication of the Corporation’s sources and uses of cash as well as an indication of the ability of the Corporation to maintain an adequate level of liquidity.  A discussion of cash flows for 2006, 2005, and 2004 follows.

The Corporation generated cash from operating activities of $5.4 million in 2006, $7.1 million in 2005, and $6.8 million in 2004.

Net cash flows provided by (used in) investing activities amounted to $(13.8) million in 2006, $15.7 million in 2005, and $(61.2) million in 2004.  Cash flows used for investing activities in 2006 included $26.3 million of loan portfolio growth offset by $13.5 million in proceeds from the sales or maturities of available-for-sale securities, net of related purchases.  Generation of cash flows from investing activities in 2005 was largely due to $28.8 million of proceeds from the sales or maturities of available-for-sale securities, net of related purchases.  Conversely, investing cash flows were reduced as a result of the Bank’s $8,000,000 purchase of split-dollar life insurance policies and $5.0 million as a result of net loan growth.  Net proceeds from securities were used principally to reduce long-term debt.  Cash flows used for investing activities in 2004 included $17.6 million of loan portfolio growth and $43.4 million of securities purchases, net of proceeds from sales or maturities.  The increase in securities was funded through a $70 million borrowing program.

Net cash flows provided by (used in) financing activities amounted to $10.6 million in 2006, $(27.2) million in 2005, and $57.9 million in 2004.  The net cash provided by financing activities in 2006 primarily resulted from customer deposit growth of $20.8 million offset by $7.2 million of principal payments on long-term debt, net of borrowings, $1.1 million for the purchase of 71,177 shares of stock under the Corporation’s stock buyback program described in Note 17 to the consolidated financial statements, and the payment of $1.9 million ($.52 per share) of cash dividends.  The use of cash flow for financing activities in 2005 primarily resulted from customer deposit shrinkage of $12.5 million and $11.3 million of principal payments on long-term debt, net of borrowings, $1.4 million for the purchase of 89,381 shares of stock under the Corporation’s stock buyback program, and the payment of $1.8 million ($.48 per share) of cash dividends.  Net cash flows provided from financing activities in 2004 was largely due to net proceeds from long-term borrowings, net of repayments, of $77.5 million, offset by decreased deposits ($18.2 million) and the payment of $1.6 million ($.44 per share) of cash dividends.

ASSET LIABILITY MANAGEMENT

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities.  The Corporation manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

The difference between a financial institution’s interest rate sensitive assets (assets that will mature or reprice within a specific time period) and interest rate sensitive liabilities (liabilities that will mature or reprice within the same time period) is commonly referred to as its “interest rate sensitivity gap” or, simply, its “gap”.  An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time interval is said to have a “positive gap”.  This generally means that when interest rates increase, an institution’s net interest income will increase and when interest rates decrease, the institution’s net interest income will decrease.  An institution having more interest rate sensitive liabilities than interest rate sensitive assets within a given time interval is said to have a “negative gap”.  This generally means that when interest rates increase, the institution’s net interest income will decrease and when interest rates decrease, the institution’s net interest income will increase. The Corporation’s one year cumulative gap at December 31, 2006 is approximately 72% which means the Bank has more liabilities repricing than it does assets within one year.

EFFECTS OF INFLATION

The assets and liabilities of the Corporation are primarily monetary in nature and are more directly affected by fluctuations in interest rates than inflation.  Movement in interest rates is a result of the perceived changes in inflation as well as monetary and fiscal policies.  Interest rates and inflation do not necessarily move with the same velocity or within the same period; therefore, a direct relationship to the inflation rate cannot be shown.  The financial information presented in the Corporation’s consolidated financial statements has been presented in accordance with generally accepted accounting principles, which require that the Corporation measure financial position and operating results primarily in terms of historical dollars.

SIGNIFICANT ACCOUNTING POLICIES

The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the commercial banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements.  These estimates, assumptions, and judgments are based upon the information available as of the date of the financial statements.

The Corporation’s most significant accounting policies are presented in the Summary of Significant Accounting Policies.  These policies, along with other disclosures presented in the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis, provide information about how significant assets and liabilities are valued in the financial statements and how those values are determined.  Management has identified the determination of the allowance for loan losses and the valuation of servicing assets as the areas that require the most subjective and complex estimates, assumptions and judgments and, as such, could be the most subjective to revision as new information becomes available.  The valuation of the goodwill acquired in 2003 as a result of the RFCBC branch acquisitions is another accounting area that requires estimates, assumptions and judgments.

As previously noted, a detailed analysis to assess the adequacy of the allowance for loan losses is performed.  This analysis encompasses a variety of factors including the potential loss exposure for individually reviewed loans, the historical loss experience for each loan category, the volume of non-performing loans, the volume of loans past due 30 days or more, a segmentation of each loan category by internally-assigned risk grades, an evaluation of current local and national economic conditions, any significant changes in the volume or mix of loans within each category, a review of the significant concentrations of credit, and any legal, competitive, or regulatory concerns.

Servicing assets are recognized as separate assets when rights are acquired through sale of mortgage loans.  Servicing assets are evaluated for impairment based upon the fair value of the rights, as determined by an independent third party, as compared to amortized cost.  Impairment is determined by stratifying rights and by predominant characteristics, such as interest rates and terms.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Bank adopted Statement 156 and has elected to record its mortgage servicing rights using the fair value measurement method effective January 1, 2007.  As a result, the Corporation will record effective January 1, 2007, a cumulative effect adjustment (increase) to retained earnings of approximately $786,000 representing the difference between the fair value and carrying value of the mortgage servicing rights.

The impact of FASB issued Interpretation of No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) from June 2006 was evaluated by Management.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management does not believe the adoption of FIN 48 will have significant impact on the Corporation’s financial statements.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS

The following table summarizes loan commitments, including letters of credit, as of December 31, 2006:

Amount of commitment to expire per period

Total

Less than

1 – 3

4 – 5

Over

Amount

1 year

years

years

5 years

(Dollars in thousands)

Type of commitment

Commercial lines-of-credit

$

32,824

$

25,264

$

7,198

$

-

$

362

Real estate lines-of-credit

      33,250

4,377

3,664

2,635

22,574

Consumer lines-of-credit

369

369

-

-

-

Credit card lines-of-credit

5,830

5,830

-

-

-

Guarantees

-

-

-

-

-

Total commitments

$

72,273

$

35,840

$

10,862

$

2,635

$

22,936

=========

=========

========

========

=========

As indicated in the preceding table, the Corporation had $72.3 million in total loan commitments at December 31, 2006, with $35.8 million of that amount expiring within one year.  All lines-of-credit represent either fee-paid or legally binding loan commitments for the loan categories noted.  Letters-of-credit are also included in the amounts noted in the table since the Corporation requires that each letter-of-credit be supported by a loan agreement.  The commercial and consumer lines represent both unsecured and secured obligations.  The real estate lines are secured by mortgages in residential and nonresidential property.  The credit card lines were all made on an unsecured basis.  Many of the commercial lines are due on a demand basis, and are established for seasonal operating purposes.  It is anticipated that a significant portion of these lines will expire without being drawn upon, particularly the credit card lines, which represent the maximum amount available to all cardholders.

The following table summarizes the Corporation’s contractual obligations as of December 31, 2006:

                          Payments due by period

                   Total           Less than

 1– 3

4 – 5

Over

                                                                             Amount           1 year

years

years

5 years

(Dollars in thousands)

Contractual obligations

Long-term debt

$

123,741

$

46,673

$

55,061

$

11,607

    $

10,400

Capital leases

-

-

-

-

-

Operating leases

-

-

-

-

-

Unconditional purchase

obligations

-

-

-

-

-

Other long-term liabilities

reflected under GAAP

347

9

21

27

290

Total obligations

$

124,088

$

46,682

$

55,082

$

11,634

$

10,690

=========

=========

========

========

=========

Long-term debt presented in the preceding table is comprised of $59.4 million in borrowings from the FHLB, $54.0 million in securities sold under agreements to repurchase and $10.3 million from the issuance of junior subordinated deferrable interest debentures (see Notes 8 and 9 of the consolidated financial statements).

FHLB borrowings include notes that require payment of interest on a monthly basis, with principal on most issues due at maturity.  The remaining FHLB issues require monthly principal payments as disclosed in Note 8 to the consolidated financial statements. FHLB borrowings include $32.9 million in advances with fixed interest rates and $26.5 million in advances with variable interest rates.  While the variable rate obligations may be prepaid without penalty, certain of the fixed rate obligations have variable options, that stipulate a prepayment penalty if the note’s interest rate exceeds the current market rate for similar borrowings at the time of repayment.  As a note matures, the Bank evaluates the liquidity and interest-rate circumstances at that point in time to determine whether to pay-off or renew the note.  The evaluation process typically includes the strength of current and projected customer loan demand, the current federal funds sold or purchased position, projected cash flows from maturing securities, the current and projected market interest rate environment, local and national economic conditions, and customer demand for deposit product offerings.

The other long-term liabilities reflected under GAAP, as noted in the preceding table, represents the Bank’s agreement with its current Chairman of the Board of Directors to provide for retirement compensation benefits over a period of twenty years, commencing upon retirement effective December 31, 2001.  At December 31, 2006, the net present value of future deferred compensation payments amounted to $347,000.  Such amount is included in other liabilities in the December 31, 2006 consolidated balance sheet - see Note 13 of the consolidated financial statements.

As indicated in the table, the Corporation had no capital leases or unconditional purchase obligations as of December 31, 2006.  The Corporation has certain operating lease obligations, including photocopying equipment and an office space lease, which are considered immaterial and not included in the preceding table.  The Bank also has a non-qualified deferred compensation plan covering certain directors and officers, and has provided an estimated liability of $328,000 at December 31, 2006 for supplemental retirement benefits.  Since substantially all participants under the plan are still active, it is not possible to determine the terms of the contractual obligations and, consequently, such liability is not included in the table.

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

The following table shows the Corporation’s estimated earnings sensitivity profile as of December 31, 2006:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income	Percentage Change in Net Income

+200	-12.45%	-26.60%
-200	10.15%	21.74%

Given a linear 200bp increase in the yield curve used in the simulation model, it is estimated that net interest income for the Corporation would decrease by 12.45% and net income would decrease by 26.60%.  A 200bp decrease in interest rates would increase net interest income by 10.15% and increase net income by 21.74%.  Management does not expect any significant adverse effect to net interest income in 2007 based on the composition of the portfolio and anticipated trends in rates.

FORWARD-LOOKING STATEMENTS

This report includes certain forward-looking statements by the Corporation relating to such matters as anticipated operating results, prospects for new lines of business, technological developments, economic trends (including interest rates), and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions.  While the Corporation believes that the assumptions underlying the forward looking statements contained herein and in other public documents are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by the Corporation in its forward-looking statements.  Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to:  economic conditions, volatility and direction of market interest rates, governmental legislation and regulation, material unforeseen changes in the financial condition or results of operations of the Corporation’s customers, customer reaction to and unforeseen complications with respect to the integration of acquisition, product design initiative, and other risks identified, from time-to-time in the Corporation’s other public documents on file with the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

United Bancshares, Inc.

Columbus Grove, Ohio

We have audited the accompanying consolidated balance sheets of United Bancshares, Inc. and its subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancshares, Inc. and its subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/   CLIFTON GUNDERSON LLP

Toledo, Ohio

March 6, 2007

UNITED BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

ASSETS

2006

2005

CASH AND CASH EQUIVALENTS

Cash and due from banks

$

10,090,992

$

8,968,880

Interest-bearing deposits in other banks

1,419,207

75,488

Federal funds sold

800,420

1,070,000

Total cash and cash equivalents

12,310,619

10,114,368

SECURITIES, available-for-sale

168,074,718

183,351,256

FEDERAL HOME LOAN BANK STOCK, at cost

4,703,100

4,439,600

LOANS HELD FOR SALE

426,041

440,432

LOANS

335,123,431

309,564,672

Less allowance for loan losses

2,275,486

2,540,301

Net loans

332,847,945

307,024,371

PREMISES AND EQUIPMENT, net

6,675,668

6,198,467

GOODWILL

7,282,013

7,282,013

OTHER INTANGIBLE ASSETS, net

825,514

1,092,005

CASH SURRENDER VALUE OF LIFE INSURANCE

10,949,090

10,479,078

OTHER ASSETS, including accrued interest receivable

6,280,428

5,787,082

TOTAL ASSETS

$

550,375,136

$

536,208,672

===========

===========

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Deposits:

Non-interest bearing

$

37,955,148

$

34,628,941

Interest-bearing

339,684,397

322,291,895

Total deposits

377,639,545

356,920,836

Long-term debt

113,441,367

120,687,394

Junior subordinated deferrable interest debentures

10,300,000

10,300,000

Other liabilities

2,841,736

4,507,929

Total liabilities

504,222,648

492,416,159

SHAREHOLDERS’ EQUITY

Common stock, stated value $1.  Authorized 10,000,000

shares in 2006 and 4,750,000 shares in 2005;

issued 3,760,557 shares

3,760,557

3,760,557

Surplus

14,659,661

14,651,596

Retained earnings

32,072,536

29,026,911

Accumulated other comprehensive loss

(1,352,031)

(1,521,648)

Treasury stock, at cost, 192,508 shares in 2006

and 139,108 shares in 2005

(2,988,235)

(2,124,903)

Total shareholders’ equity

46,152,488

43,792,513

TOTAL LIABILITIES AND

SHAREHOLDERS’ EQUITY

$

550,375,136

$

536,208,672

===========

===========

These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies

and notes to consolidated financial statements.

UNITED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2006, 2005 and 2004

2006

2005

2004

INTEREST INCOME

Loans, including fees

$

24,454,275

$

21,087,737

$

18,995,472

Securities:

Taxable

6,371,083

7,264,131

5,777,900

Tax-exempt

1,890,500

1,590,872

2,181,370

Other

73,862

115,252

30,740

Total interest income

32,789,720

30,057,992

26,985,482

INTEREST EXPENSE

Deposits

9,191,978

6,359,259

6,137,770

Borrowings

6,234,505

5,620,976

4,196,253

Total interest expense

15,426,483

11,980,235

10,334,023

Net interest income

17,363,237

18,077,757

16,651,459

PROVISION FOR LOAN LOSSES

340,000

612,075

577,072

Net interest income after provision

for loan losses

17,023,237

17,465,682

16,074,387

NON-INTEREST INCOME

Service charges on deposit accounts

1,333,666

1,156,613

1,033,876

Gain on sale of loans

334,707

355,702

703,921

Net securities gains (losses)

(4,180)

6,180

550,114

Other operating income

1,493,138

1,092,450

734,574

Total non-interest income

3,157,331

2,610,945

3,022,485

NON-INTEREST EXPENSES

Salaries, wages and employee benefits

7,113,970

7,070,459

7,767,266

Occupancy expenses

1,440,626

1,300,039

1,459,894

Other operating expenses

5,447,167

5,851,247

6,305,489

Total non-interest expenses

14,001,763

14,221,745

15,532,649

Income before income taxes

6,178,805

5,854,882

3,564,223

PROVISION FOR INCOME TAXES

1,252,000

1,232,700

476,000

NET INCOME	$4,926,805 =========	$4,622,182 =========	$3,088,223 =========

NET INCOME PER SHARE

Basic

$

1.37

$

1.26

$

0.84

Diluted

$

1.37

$

1.25

$

0.83

These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies

and notes to consolidated financial statements.

UNITED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

Accumulated

other

compre-

Common

Retained

hensive

Treasury

stock

Surplus

earnings

income (loss)

stock

Total

BALANCE AT

DECEMBER 31, 2003

$

3,740,468

$

14,459,593

$

24,697,441

$

1,055,610

$

(1,242,699)

$

42,710,413

Comprehensive income:

Net income

-

-

3,088,223

-

-

3,088,223

Change in net unrealized

gain, net of

reclassification

adjustments and

income taxes

-

-

-

(341,753)

-

(341,753)

Total comprehen-

sive income

2,746,470

Exercise of stock options,

including 9,321

treasury shares

20,089

138,194

-

-

131,533

289,816

Sale of 7,167 treasury shares

-

243

(1,906)

-

101,127

99,464

Cash dividends declared,

$.44 per share

-

-

(1,616,976)

-

-

(1,616,976)

BALANCE AT

DECEMBER 31, 2004

3,760,557

14,598,030

26,166,782

713,857

(1,010,039)

44,229,187

Comprehensive income:

Net income

-

-

4,622,182

-

-

4,622,182

Change in net unrealized

gain (loss), net of

reclassification

adjustments and

income taxes

-

-

-

(2,235,505)

-

(2,235,505)

Total comprehen-

sive income

2,386,677

Exercise of stock options –

12,040 treasury shares

-

53,200

-

-

169,901

223,101

Sale of 9,809 treasury shares

-

366

(1,961)

-

138,419

136,824

Purchase of 89,381 shares

-

-

-

-

(1,423,184)

(1,423,184)

Cash dividends declared,

$.48 per share

-

-

(1,760,092)

-

-

(1,760,092)

BALANCE AT

DECEMBER 31, 2005

3,760,557

14,651,596

29,026,911

(1,521,648)

(2,124,903)

43,792,513

Comprehensive income:

Net income

-

-

4,926,805

-

-

4,926,805

Change in net unrealized

loss, net of

reclassification

adjustments and

income taxes

-

-

-

169,617

-

169,617

Total comprehen-

sive income

5,096,422

Exercise of stock options –

9,802 treasury shares

-

8,065

-

-

150,559

158,624

Sale of 7,975 treasury shares

-

(12,045)

-

122,053

110,008

Purchase of 71,177 shares

-

-

-

-

(1,135,944)

(1,135,944)

Cash dividends declared,

$.52 per share

-

-

(1,869,135)

-

-

(1,869,135)

BALANCE AT

DECEMBER 31, 2006

$

3,760,557

$

14,659,661

$

32,072,536

$

(1,352,031)

$

(2,988,235)

$

46,152,488

=========

==========

===========

==========

==========

===========

These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies

and notes to consolidated financial statements.

UNITED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

2006

2005

2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income

$

4,926,805

$

4,622,182

$

3,088,223

Adjustments to reconcile net income to net cash

provided by operating activities:

Depreciation and amortization

1,098,767

1,307,745

1,476,426

Provision (credit) for accrued compensation –

stock options

13,858

(29,031)

597,099

Deferred income taxes

221,922

258,624

(946)

Provision for loan losses

340,000

612,075

577,072

Gain on sale of loans

(334,707)

(355,702)

(703,921)

Net securities losses (gains)

4,180

(6,180)

(550,114)

Federal Home Loan Bank stock dividends

(263,500)

(215,200)

(169,700)

Increase in cash surrender value of

life insurance

(470,012)

(258,610)

(87,319)

Net amortization (accretion) of security

premiums and discounts

23,643

46,784

287,245

Provision for deferred compensation

73,813

68,301

85,400

Loss on disposal of premises and equipment

1,076

22,602

32,350

Proceeds from sale of loans held-for-sale

20,790,433

22,700,760

42,737,012

Originations of loans held-for-sale

(20,648,310)

(22,192,928)

(40,449,946)

Decrease (increase) in other assets

(674,372)

(58,827)

56,805

Increase (decrease) in other liabilities

251,051

530,697

(165,697)

Net cash provided by operating activities

5,354,647

7,053,292

6,809,989

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales of available-for-sale securities

3,665,673

26,643,772

70,885,028

Proceeds from maturities of available-for-sale

securities, including paydowns on

mortgage-backed securities

20,546,021

42,900,177

52,348,097

Purchases of available-for-sale securities

(10,681,334)

(40,730,470)

(166,600,652)

Net increase in loans

(26,338,386)

(4,976,876)

(17,570,822)

Purchase of bank owned life insurance

-

(8,000,000)

-

Proceeds from sale of premises and equipment

-

35,000

-

Purchases of premises and equipment

(991,969)

(163,487)

(261,372)

Net cash provided by (used in)

investing activities

(13,799,995)

15,708,116

(61,199,721)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits

20,799,912

(12,521,304)

(18,208,475)

Long-term debt borrowings:

Proceeds

35,000,000

15,000,000

106,500,000

Repayments

(42,246,027)

(26,270,639)

(28,988,110)

Purchase of common stock

(1,135,944)

(1,423,184)

-

Proceeds from issuance of common stock

-

-

97,660

Proceeds from sale of treasury shares

110,008

136,824

99,464

Payments of deferred compensation

(17,215)

(380,594)

(17,003)

Cash dividends paid

(1,869,135)

(1,760,092)

(1,616,976)

Net cash provided by (used in)

financing activities

10,641,599

(27,218,989)

57,866,560

NET INCREASE (DECREASE) IN CASH AND

CASH EQUIVALENTS

2,196,251

(4,457,581)

3,476,828

CASH AND CASH EQUIVALENTS

At beginning of year

10,114,368

14,571,949

11,095,121

At end of year

$

12,310,619

$

10,114,368

$

14,571,949

==========

==========

==========

UNITED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

2006

2005

2004

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the year for:

Interest

$

14,979,544

$

11,612,695

$

10,154,985

==========

==========

==========

Federal income taxes

$

1,264,799

$

925,000

$

320,000

==========

==========

==========

Non-cash operating activity:

Change in deferred income taxes on

net unrealized gain or loss on

available-for-sale securities

$

(87,378)

$

1,151,624

$

176,054

==========

==========

==========

Transfer of allowance for loan losses

to other liabilities

$

-

$

70,780

$

-

===========

==========

==========

Non-cash operating and investing activity:

Available-for-sale securities purchased but

not settled until after year end

$

-

$

1,975,350

$

-

==========

==========

==========

Non-cash investing activities:

Transfer of loans to foreclosed assets

$

50,000

$

-

$

352,667

==========

===========

==========

Change in net unrealized gain or loss on

available-for-sale securities

$

256,995

$

(3,387,129)

$

(517,807)

==========

==========

==========

Non-cash financing activities:

Addition to surplus resulting from tax benefit

of exercise of options

$

-

$

-

$

45,350

==========

===========

==========

Treasury stock issued for accrued

compensation – stock options

$

158,624

$

223,101

$

146,806

==========

===========

==========

These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies

and notes to consolidated financial statements.

UNITED BANCSHARES, INC.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

United Bancshares, Inc. (the “Corporation”) was incorporated in 1985 in the state of Ohio as a single-bank holding company for The Union Bank Company (the “Bank”).  The Corporation subsequently acquired the Bank of Leipsic Company (“Leipsic”) in 2000, and Citizens Bank of Delphos (“Citizens”) in 2001.  The Bank acquired the Gibsonburg and Pemberville, Ohio branch offices of RFC Banking Center in 2003.  The Corporation, through its wholly-owned subsidiary, the Bank, operates in one industry segment, the commercial banking industry.

The Bank, organized in 1904 as an Ohio-chartered bank, is headquartered in Columbus Grove, Ohio, with branch offices in Bowling Green, Delphos, Gibsonburg, Kalida, Leipsic, Lima, Ottawa, and Pemberville, Ohio.

The primary source of revenue of the Bank is providing loans to customers primarily located in Northwestern and West Central Ohio.  Such customers are predominately small and middle-market businesses and individuals.

Significant accounting policies followed by the Corporation are presented below.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period.  Actual results could differ from those estimates.  The most significant estimates susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of servicing assets.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation and the Bank.  All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold which mature overnight or within four days.

RESTRICTIONS ON CASH

The Bank was required to have $254,000 of non-interest bearing cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2006.

UNITED BANCSHARES, INC.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SECURITIES AND FEDERAL HOME LOAN BANK STOCK

Securities are classified as available-for-sale and recorded at fair value, with unrealized gains and losses, net of applicable income taxes, excluded from income and reported as accumulated other comprehensive income (loss).

The cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in fair value of securities below their cost that are deemed to be other than temporary are reflected in income as realized losses.  Gains and losses on the sale of securities are recorded on the trade date, using the specific identification method, and are included in non-interest income.

Investment in Federal Home Loan Bank of Cincinnati stock is classified as a restricted security, carried at cost, and evaluated for impairment.

LOANS HELD FOR SALE

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Any net unrealized losses are recognized through a valuation allowance by charges to income.  Such valuation allowance amounted to $13,623 at December 31, 2006 and $12,898 at December 31, 2005.

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Bank.  The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights.  Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

LOANS

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are stated at their outstanding principal amount adjusted for charge-offs and the allowance for loan losses.  Interest is accrued as earned based upon the daily outstanding principal balance.  Loan origination fees and certain direct obligation costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Credit card loans and other personal loans are typically charged-off no later than 150 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income.  Interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

UNITED BANCSHARES, INC.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to impaired loans when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers classified loans (doubtful, substandard or special mention) without specific reserves, as well as non-classified loans, and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

UNITED BANCSHARES, INC.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FORECLOSED ASSETS

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and fair value adjustments are included in other operating expenses.  Foreclosed assets amounting to $412,274 and $362,274 at December 31, 2006 and 2005, respectively, are included in other assets in the accompanying consolidated balance sheets.

OFF-BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit.  Such financial instruments are recorded when they are funded.

SERVICING

Servicing assets are recognized as separate assets when rights are acquired through sale of mortgage loans.  Capitalized servicing rights are reported in other assets and are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.  Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.  Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.  Servicing fee income is recorded for fees earned for servicing loans, based on a contractual percentage of the outstanding principal, and is reported as other operating income.  Amortization of mortgage servicing rights is netted against loan servicing fee income.

PREMISES AND EQUIPMENT

Premises and equipment is stated at cost, less accumulated depreciation.  Upon the sale or disposition of the assets, the difference between the depreciated cost and proceeds is charged or credited to income.  Depreciation is determined based on the estimated useful lives of the individual assets (typically 20 to 40 years for buildings and 3 to 10 years for equipment) and is computed using both accelerated and straight-line methods.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill arising from the Gibsonburg and Pemberville branch acquisitions is not amortized, but is subject to an annual impairment test to determine if an impairment loss has occurred.

Other intangible assets determined to have a definite life are amortized on a straight-line basis over the estimated useful lives of the individual assets which range from 7 to 10 years.

UNITED BANCSHARES, INC.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SUPPLEMENTAL RETIREMENT BENEFITS

Annual provisions are made for the estimated liability for accumulated supplemental retirement benefits under agreements with certain officers and directors.

ADVERTISING COSTS

All advertising costs are expensed as incurred.

FEDERAL INCOME TAXES

Deferred income taxes are provided on temporary differences between financial statement and income tax reporting.  Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.  Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards.  Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns.

The Bank is not currently subject to state and local income taxes.

TRANSFERS OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

PER SHARE DATA

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each year, after restatement for stock dividends.  Diluted net income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

UNITED BANCSHARES, INC.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PER SHARE DATA (CONTINUED)

The weighted average number of shares used for the years ended December 31, 2006, 2005 and 2004 were as follows:

2006

2005

2004

Basic

3,598,747

3,674,352

3,670,981

=======

=======

========

Diluted

3,605,739

3,685,699

3,701,983

=======

=======

========

Dividends per share are based on the number of shares outstanding at the declaration date, after restatement for any stock dividends.

STOCK-BASED COMPENSATION

During 2004, the Board of Directors approved an alternative payment method for the exercise of all remaining outstanding options effectively resulting in the expensing of the fair value of options, as more fully described in Note 14.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payments” (FAS 123R), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  FAS 123R also establishes fair value as the measurement objective in accounting for share-based payment arrangements, including share options.  The Statement requires the Corporation to measure compensation expense based on the grant-date fair value of options awarded over the period during which the recipient is required to provide services in exchange for the award.  Statement 123R applies to all options awarded after the required effective date and to awards modified, repurchased, or cancelled after that date.

The Corporation adopted the provisions of FAS 123R for the quarter ended June 30, 2005.  There was no impact on the consolidated financial statements as a result of adopting FAS 123R since the value of all options has been expensed as described in Note 14.

COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

UNITED BANCSHARES, INC.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RATE LOCK COMMITMENTS

The Financial Accounting Standards Board has determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments.

The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  Accordingly, such commitments, along with any related fees received from potential borrowers, are to be recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans.  Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates.  At December 31, 2006 and 2005, derivative assets and liabilities relating to rate lock commitments were not material to the consolidated financial statements.

This information is an integral part of the accompanying

consolidated financial statements.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SECURITIES

The amortized cost and fair value of securities as of December 31, 2006 and 2005 are as follows:

	2006		2005
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Treasury and agencies	$29,668,220	$29,094,326	$29,641,901	$28,877,134
Obligations of states and political subdivisions	45,301,034	45,878,446	42,189,859	42,356,608
Mortgage-backed	95,100,987	93,048,937	113,772,014	112,064,505
Other	53,009	53,009	53,009	53,009

Total	$170,123,250	$168,074,718	$185,656,783	$183,351,256

A summary of unrealized gains and losses on investment securities at December 31, 2006 and 2005 follows:

	2006		2005
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
Available-for-sale:
U.S. Treasury and agencies	$ -	$ 573,894	$ -	$ 764,767
Obligations of states and political subdivisions	677,962	100,550	411,510	244,761
Mortgage-backed	23,245	2,075,295	38,645	1,746,154

Total	$701,207 ========	$2,749,739 ========	$450,155 ========	$2,755,682 ========

The amortized cost and fair value of securities at December 31, 2006, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value

Due in one year or less	$ 5,314,261	$ 5,277,639
Due after one year through five years	83,469,942	81,880,097
Due after five years through ten years	73,798,846	73,302,372
Due after ten years	7,487,193	7,561,601
Other securities having no maturity date	53,009	53,009

Total	$170,123,251 ==========	$168,074,718 ==========

Securities with a carrying value of approximately $123,574,000 at December 31, 2006 and $138,529,000 at December 31, 2005 were pledged to secure public deposits and for other purposes as required or permitted by law, including those described in Note 8.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
2006	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value

U.S. Treasury and agencies	$ -	$ -	$573,894	$29,094,326	$573,894	$29,094,326
Obligations of states and political subdivisions	8,749	2,776,478	91,801	7,944,635	100,550	10,721,113
Mortgage-backed	2,027	1,086,650	2,073,268	88,236,236	2,075,295	89,322,886

Total temporarily Impaired securities	$10,776 ======	$3,863,128 =========	$2,738,963 ========	$125,275,197 ==========	$2,749,739 ========	$129,138,325 ===========
2005

U.S. Treasury and agencies	$172,097	$8,860,095	$592,670	$19,017,038	$764,767	$27,877,134
Obligations of states and political subdivisions	191,339	16,748,609	53,421	2,132,418	244,761	18,881,027
Mortgage-backed	615,850	65,459,198	1,130,305	40,599,933	1,746,154	106,059,130

Total temporarily Impaired securities	$979,286 ========	$91,067,902 =========	$1,776,396 ========	$61,749,389 ==========	$2,755,682 ========	$152,817,291 ===========

There were 97 securities in an unrealized loss position at December 31, 2006, 89 of which were in a continuous unrealized loss position for twelve months or more.  Management has considered industry analyst reports, whether downgrades by bond rating agencies have occurred, sector credit reports, issuer’s financial condition and volatility in the bond market in concluding that the unrealized losses as of December 31, 2006 were primarily the result of customary and expected fluctuations in the bond market.  As a result, all security impairments as of December 31, 2006 are considered temporary.

Gross realized gains from sale of securities, including securities calls, amounted to $2,167 in 2006, $151,223 in 2005, and $877,599 in 2004, with the income tax provision applicable to such gains amounting to $737 in 2006, $51,416 in 2005, and $298,384 in 2004.  Gross realized losses from sale of securities amounted to $6,347 in 2006, $145,043 in 2005 and $327,485 in 2004 with related income tax effect of $2,158 in 2006, $49,315 in 2005 and $111,345 in 2004.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LOANS

Loans at December 31, 2006 and 2005 consist of the following:

	2006	2005

Residential real estate	$104,592,234	$107,810,865
Commercial	139,883,615	122,441,598
Agriculture	58,884,377	50,399,134
Consumer	30,235,850	27,386,495
Credit cards	1,527,355	1,526,580

Total loans	$335,123,431 ==========	$309,564,672 ==========

Certain commercial and agricultural loans are secured by real estate.

Fixed rate loans approximated $85,804,000 at December 31, 2006 and $68,201,000 at December 31, 2005, including loans classified as held-for-sale.

Impaired loans were as follows as of December 31, 2006 and 2005:

	2006	2005

Loans with no allowance for loan losses allocated	$1,426,742	$875,425
Loans with allowance for loan losses allocated	983,589	1,822,603

Total impaired loans	$2,410,331 ========	$2,698,028 ========

Amount of the allowance allocated to impaired loans	$286,093 ========	$164,283 ========

The average balance of impaired loans approximated $2,372,000 in 2006, $2,821,000 in 2005, and $2,075,000 in 2004.  The amount of interest income reported and received on a cash basis relating to impaired loans approximated $32,000 in 2006, $47,000 in 2005 and $42,000 in 2004.

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are loan customers of the Bank.  Such loans are made in the ordinary course of business in accordance with the normal lending policies of the Bank, including the interest rate charged and collateralization, and do not represent more than a normal collection risk.  Such loans amounted to $3,835,612 and $3,845,453 at December 31, 2006 and 2005, respectively.  The following is a summary of activity during 2006 and 2005 for such loans:

	2006	2005

Beginning of year	$3,845,453	$4,278,813
Additions	327,915	430,360
Repayments	(337,756)	(863,720)

End of year	$3,835,612 ========	$3,845,453 ========

Additions and repayments include loan renewals, as well as net borrowings and repayments under revolving lines-of-credit.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LOANS (CONTINUED)

Most of the Bank’s lending activities are with customers located in Northwestern and West Central Ohio.  As of December 31, 2006 and 2005, the Bank’s loans from borrowers in the agriculture industry represent the single largest industry and amounted to $58,884,377 and $50,399,134, respectively.  Agricultural loans are generally secured by property, equipment, and crop income.  Repayment is expected from cash flow from the harvest and sale of crops.  The agricultural customers are subject to the risks of weather and market prices of crops which could have an impact on their ability to repay their loans.  Credit losses arising from the Bank’s lending experience in the agriculture industry compare favorably with the Bank’s loss experience on their loan portfolio as a whole.  Credit evaluation of agricultural lending is based on an evaluation of cash flow coverage of principal and interest payments and the adequacy of collateral received.

Loans on non-accrual of interest approximated $2,601,000 and $2,060,000 at December 31, 2006 and 2005, respectively.  Loans past due 90 days or more and still accruing interest approximated $556,000 and $906,000 at December 31, 2006 and 2005, respectively.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following represents a summary of the activity in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Balance at beginning of year	$2,540,301	$2,757,491	$2,767,521
Provision charged to operations	340,000	612,075	577,072
Transfer to other liabilities	-	(70,780)	-
Loans charged-off	(817,590)	(969,272)	(848,371)
Recoveries of loans charged-off	212,775	210,787	261,269

Total	$2,275,486 ========	$2,540,301 ========	$2,757,491 ========

During 2005, the Bank transferred $70,780 from the allowance for loan losses to other liabilities representing the Bank’s calculation of possible credit loss relating to unfunded loan commitments.

NOTE 4 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2006 and 2005:

	2006	2005

Land and improvements	$2,298,653	$1,463,829
Buildings	5,887,511	5,862,625
Equipment	3,485,040	3,412,678

	11,671,204	10,739,132
Less accumulated depreciation	4,995,536	4,540,665

Premises and equipment, net	$6,675,668 ========	$6,198,467 ========

Depreciation expense amounted to $513,692 in 2006, $627,806 in 2005 and $730,809 in 2004.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - OTHER INTANGIBLE ASSETS

Intangible assets other than goodwill consist of deposit base premiums resulting from the 2003 Gibsonburg and Pemberville branch acquisitions, as well as a branch acquisition completed by Leipsic in 1996.  The net book value of other intangible assets represents cost of $ 2,551,550, less accumulated amortization of $1,726,036 and $1,459,545 at December 31, 2006 and 2005, respectively.

Amortization of other intangible assets amounted to $266,491 in 2006, $331,380 in 2005 and 2004, and $267,885 in 2003.  Expected amortization expense for the four years subsequent to 2006 is as follows:  2007, $253,990; 2008, $253,990; 2009, $253,990; and 2010, $63,544.

NOTE 6 - SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balance of mortgage loans serviced for others approximated $207,230,000 and $210,343,000 at December 31, 2006 and 2005, respectively.

The balance of capitalized servicing rights, net of a valuation allowance, included in other assets amounted to $ 1,283,839 and $1,298,839 at December 31, 2006 and 2005, respectively.  The estimated fair value of these rights, determined using discount rates and prepayment speeds, approximated $2,070,000 and $1,828,000 at December 31, 2006 and 2005, respectively.

The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance:

2006

2005

2004

Mortgage servicing rights capitalized

$

206,975

$

208,504

$

376,101

Mortgage servicing rights amortization

221,975

318,504

384,181

Valuation allowance:

Beginning of year

$

258,581

$

511,463

$

652,065

Reduction

110,084

252,882

140,602

End of year

$

148,497

$

258,581

$

511,463

========

========

========

NOTE 7 - DEPOSITS

Time deposits at December 31, 2006 and 2005 include individual deposits of $100,000 or more approximating $36,630,000 and $28,536,000, respectively.  Interest expense on time deposits of $100,000 or more approximated $1,148,000 for 2006, $658,000 for 2005, and $627,000 for 2004.

At December 31, 2006, time deposits approximated $229,316,000 and were scheduled to mature as follows: 2007, $179,764,000; 2008, $29,456,000; 2009, $12,481,000; 2010, $4,357,000; 2011, $2,828,000; and thereafter, $430,000.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2006 and 2005:

2006

2005

Federal Home Loan Bank borrowings:

Secured note, with interest at 2.95%, due August 6, 2006

$

-

$

10,000,000

Secured note, with floating rate based on 1 month LIBOR

plus 16 basis points (4.50% at December 31, 2005),

due October 6, 2006

-

5,000,000

Secured note, with floating rate based on 1 month LIBOR

plus 8 basis points (5.45% at December 31, 2006),

due June 22, 2007

5,000,000

5,000,000

Secured note, with interest at 3.06%, due October 13, 2006

-

5,000,000

Secured $5,000,000 term note, with monthly principal and

interest payments of $93,990, including interest at

4.84%, due May 1, 2007

464,317

1,541,283

Secured note, with interest at 4.02%, due August 30, 2007

8,000,000

8,000,000

Secured note, with floating rate based on 1 month LIBOR

plus 10 basis points (5.45% at December 31, 2006),

due October 6, 2008

5,000,000

-

Secured note, with interest at 5.35%, due October 10, 2008

5,000,000

-

Secured note, with interest at 3.81%, due October 10, 2008

2,500,000

2,500,000

Secured note, with interest at 5.37% through June 2003,

thereafter convertible to variable rate at the option

of the holder, due December 4, 2008

5,000,000

5,000,000

Secured note, with interest at 4.82%, due December 5, 2008

10,000,000

-

Secured note, with interest at 3.25%, due March 6, 2009

4,000,000

4,000,000

Secured $2,500,000 term note with interest at 3.08%, with

monthly principal and interest payments of $45,011,

due May 1, 2009

1,256,361

1,749,526

Secured $2,500,000 term note with interest at 3.08%, with

monthly principal and interest payments of $45,011,

due May 1, 2009

1,256,361

1,749,526

Secured note, with interest at 6.55% through June 2003,

thereafter convertible to variable rate at the option

of the holder, due June 16, 2010

6,500,000

6,500,000

Secured note, with interest at 6.46% through June 2003,

thereafter convertible to variable rate at the option

of the holder, due July 28, 2010

5,000,000

5,000,000

Advances secured by individual residential mortgages

under blanket agreement

464,328

647,059

Total Federal Home Loan Bank borrowings

59,441,367

61,687,394

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT (CONTINUED)

2006

2005

Securities sold under agreements to repurchase:

4.01%, due October 13, 2009

$

5,000,000

$

5,000,000

4.28%, due June 24, 2008

12,000,000

12,000,000

3.91%, due June 24, 2007

12,000,000

12,000,000

3.51%, due October 13, 2007

5,000,000

5,000,000

3.38%, due June 24, 2006

-

15,000,000

5.41%, due January 4, 2007

15,000,000

-

3.91%, due December 26, 2006

-

5,000,000

4.07%, due June 24, 2008

5,000,000

5,000,000

Total securities sold under agreements

to repurchase

54,000,000

59,000,000

Total long-term debt

$

113,441,367

$

120,687,394

============

============

Federal Home Loan Bank borrowings are secured by Federal Home Loan Bank stock, securities with an aggregate carrying value of $16,535,604 and eligible mortgage loans totalling $120,494,557 at December 31, 2006.  Interest on advances outstanding at December 31, 2006 secured by individual mortgages under blanket agreement ranged from 5.62% to 8.80%, with varying maturities through July 2019.

During 2004, the Bank entered into various repurchase agreements with the proceeds used to purchase securities, principally mortgage-backed securities with 7-year rate reset.  Outstanding repurchase agreements are secured by mortgage-backed securities with an aggregate carrying value approximating $58,940,000 at December 31, 2006.  The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

Future contractual maturities of long-term debt are as follows at December 31, 2006:  2007, $46,673,195; 2008, $45,639,270; 2009, $9,421,564; 2010, $11,554,461; 2011, $52,909; and thereafter, $99,968.

NOTE 9 - JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

During the first quarter of 2003, the Corporation formed a business trust, United (OH) Statutory Trust (United Trust) and invested $300,000.  United Trust is not consolidated by the Corporation.  Effective March 26, 2003, United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation.  The debentures mature on March 26, 2033, which date may be shortened to March 26, 2008, if certain conditions are met, as well as quarterly thereafter.  The interest rate of the debentures is fixed at 6.40% for a five-year period through March 2008.  Thereafter, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.  Interest expense on the debentures amounted to $640,000 in 2006 and 2005 and is included in interest expense-borrowings in the accompanying consolidated statements of income.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - JUNIOR SUBORDINATED DEFERRABLE INTEREST

DEBENTURES (CONTINUED)

Each issue of the trust preferred securities carries an interest rate identical to that of the related debenture.  The securities have been structured to qualify as Tier I capital for regulatory purposes and the dividends paid on such are tax deductible.  However, the securities cannot be used to constitute more than 25% of the Corporation’s Tier I capital under Federal Reserve Board guidelines inclusive of these securities.

NOTE 10 - OTHER OPERATING EXPENSES

Other operating expenses consisted of the following for the years ended December 31, 2006, 2005 and 2004:

2006

2005

2004

Data processing

$

969,723

$

983,393

$

1,014,321

Professional fees

379,468

382,870

387,546

Amortization of other intangible assets

266,491

331,380

331,380

Stationery and supplies

168,939

184,933

232,932

Advertising

441,215

509,647

460,035

Franchise tax

520,054

520,000

520,000

Provision (credit) for accrued compensation –

stock options

13,858

(29,031)

597,099

Other

2,687,419

2,968,055

2,762,176

Total other operating expenses

$

5,447,167

$

5,851,247

$

6,305,489

==========

==========

==========

NOTE 11 - OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and related tax effects are as follows for the years ended December 31, 2006, 2005 and 2004:

2006

2005

2004

Unrealized holding gains (losses) on

available-for-sale securities

$

252,815

$

(3,380,949)

$

32,307

Reclassification adjustments for net securities

losses (gains) realized in income

4,180

(6,180)

(550,114)

Net unrealized gains (losses)

256,995

(3,387,129)

(517,807)

Tax effect

(87,378)

1,151,624

176,054

Net-of-tax amount

$

169,617

$

(2,235,505)

$

(341,753)

========

==========

========

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 consist of the following:

2006

2005

2004

Current

$

1,030,078

$

974,076

$

476,946

Deferred

221,922

258,624

(946)

Total provision for income taxes

$

1,252,000

$

1,232,700

$

476,000

==========

==========

========

The income tax provision attributable to income from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

2006

2005

2004

Expected tax using statutory tax rate of 34%

$

2,100,800

$

1,990,700

$

1,211,800

Increase (decrease) in tax resulting from:

Tax-exempt income on state and municipal

securities and political subdivision loans

(654,700)

(548,800)

(740,800)

Interest expense associated with carrying

certain state and municipal securities

and political subdivision loans

86,000

55,800

69,700

Tax-exempt income on life insurance

contracts

(159,800)

(76,600)

-

Deductible dividends paid to United

Bancshares, Inc. ESOP

(41,300)

(26,500)

-

Elimination of deferred taxes on cash

surrender value of life insurance

-

(120,200)

-

Other, net

(79,000)

(41,700)

(64,700)

Total provision for income taxes

$

1,252,000

$

1,232,700

$

476,000

==========

==========

==========

A deferred tax liability was originally provided on the annual increase in cash value of the life insurance policies purchased to fund the nonqualified deferred compensation plans described in Note 13.  During the third quarter of 2005, it was determined that Bank management intends to hold such policies until the death of the insured individuals.  Consequently, the increase in cash value is not required to be carried as a temporary difference since any proceeds ultimately received will not be taxable.  As result, the deferred tax liability of $120,200 relating to the increase in cash surrender value of life insurance was eliminated during the fourth quarter of 2005.

The deferred income tax provision (credit) of $221,922 in 2006, $258,624 in 2005, and ($946) in 2004 resulted from the tax effects of temporary differences.  There was no impact for changes in tax laws and rates or changes in the valuation allowance for deferred tax assets.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

2006

2005

Deferred tax assets:

Unrealized loss on securities available-for-sale

$

696,501

$

783,879

Allowance for loan losses

726,200

760,600

Deferred compensation

229,700

210,400

Accrued expenses and other

173,799

195,621

Total deferred tax assets

1,826,200

1,950,500

Deferred tax liabilities:

Federal Home Loan Bank stock dividends

812,700

723,100

Capitalized mortgage servicing rights

436,500

441,600

Depreciation and amortization

358,500

254,600

Other

66,800

70,200

Total deferred tax liabilities

1,674,500

1,489,500

Net deferred tax assets

$

151,700

$

461,000

==========

==========

Net deferred tax assets at December 31, 2006 and 2005 are included in other assets in the consolidated balance sheets.

Management believes it is more likely than not that the benefit of deferred tax assets will be realized.  Consequently, no valuation allowance for deferred tax assets is deemed necessary as of December 31, 2006 and 2005.

NOTE 13 - EMPLOYEE AND DIRECTOR BENEFITS

The Corporation and Bank sponsor a salary deferral, defined contribution plan which provides for both profit sharing and employer matching contributions.  The plan permits the investing in the Corporation’s stock subject to certain limitations.  Participants who meet certain eligibility conditions are eligible to participate and defer a specified percentage of their eligible compensation subject to certain income tax law limitations.  The Corporation and Bank make discretionary matching and profit sharing contributions, as approved annually by the Board of Directors, subject to certain income tax law limitations.  Contribution expense for the plan amounted to $463,850, $437,473, and $517,908 in 2006, 2005 and 2004, respectively.  At December 31, 2006, the Plan owned 237,343 shares of the Corporation’s common stock.

The Bank also sponsors nonqualified deferred compensation plans, covering certain directors and employees, which have been indirectly funded through the purchase of split-dollar life insurance policies.  In connection with the policies, the Bank has provided an estimated liability for accumulated supplemental retirement benefits amounting to $328,388 at December 31, 2006 and $263,969 at December 31, 2005 which is included in other liabilities in the accompanying consolidated balance sheets.  During 2005, the Bank purchased $8,000,000 of split-dollar life insurance policies for investment purposes to fund other employee benefit plans.  The combined cash values of these policies aggregated $10,457,901 and $10,006,007 at December 31, 2006 and 2005, respectively.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE AND DIRECTOR BENEFITS (CONTINUED)

Under an employee stock purchase plan established effective January 1, 2004, eligible employees may defer a portion of their compensation and use the proceeds to purchase stock of the Corporation at a price determined semi-annually by the Board of Directors.  The Corporation issued 7,975 shares and 9,809 shares under the plan during 2006 and 2005, respectively.

The Bank has an agreement with Leipsic’s former President, who is the Corporation’s current Chairman of the Board of Directors, to provide for retirement compensation benefits.  Such benefits are to be paid over a period of twenty years commencing upon retirement effective December 31, 2001.  At December 31, 2006 and 2005, the net present value (based on the 12% discount rate in effect at the time of origination of the agreement) of future deferred compensation payments amounted to $347,171 and $354,992, respectively.  Such amounts are included in other liabilities in the December 31, 2006 and 2005 consolidated balance sheets.  A split-dollar life insurance policy has been purchased and is available to fund a portion of the future deferred compensation payments and the cash value of the policy, amounting to $491,189 and $473,071 at December 31, 2006 and 2005, respectively, is included in other assets in the accompanying consolidated balance sheets.

On November 17, 2004, the Corporation’s former Chief Executive Officer and the Board of Directors of the Corporation reached an agreement, which resulted in the Chief Executive Officer retiring from all executive management positions and resigning from all board positions, effective December 1, 2004.  Under the terms of the agreement, the Corporation agreed to make a lump sum severance payment and provide certain other benefits to the former executive aggregating approximately $653,000 (net income effect of $431,000, or $.12 per share).  Such amounts were all paid prior to December 31, 2004 and are included in salaries, wages and employee benefits in the 2004 consolidated statement of income.  The Corporation also made a payment of $356,340 to the former Chief Executive during the first quarter of 2005 representing accumulated supplemental retirement benefits.

The Chief Executive Officer and Chief Financial Officer of the Corporation have employment agreements which provide certain compensation and benefits as specified in the agreements.  The agreement of the Chief Executive Officer expires in January 2010 after which time the Corporation has agreed to enter into a change of control agreement if the Chief Executive Officer is still employed by the Corporation.  The agreement of the Chief Financial Officer provides for certain compensation and benefits should any triggering events occur, as specified in the agreement, including change of control or termination without cause.

NOTE 14 - STOCK OPTIONS

The Corporation maintained a stock option plan, under which directors and certain officers were entitled to purchase common shares.  The plan provided that the exercise price of any stock option may not be less than the fair market value of the common stock on the date of the grant.  All remaining options issued under the plan were exercised in 2004.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCK OPTIONS (CONTINUED)

In connection with its acquisition in March 2001 of Citizens, the Corporation issued options to certain directors and a senior officer of Citizens under the terms of Citizens’ Amended and Restated Stock-Based Incentive Plan (the “Plan”).  The Plan provides that options may be exercised through an “alternative option payment mechanism” referred to in the Plan as using “pyramiding transactions” where options are exercised, the shares gained through the exercise rate are tendered back to the Corporation as payment for a greater number of options, and the process is repeated as needed until all options are exercised.  Ultimately, the holder of the option ends up with a lower number of shares than exercised but at essentially no cash outlay.

In October 2004, the Board of Directors approved the use of pyramiding for the exercise of the Corporation’s remaining stock options which were all held by former directors and a senior officer of Citizens.  Consequently, the Corporation recognized a provision for compensation expense approximating $597,000 (net income effect of $394,000, or $.11 per share) representing the fair value of the 34,327 shares which could be tendered, at the discretion of the option holders, under the pyramiding transactions exercise method.  On November 29, 2004 and January 6, 2005, one of the option holders exercised 27,441 options on each date, resulting in 9,321 and 12,040 shares, with a fair value of $146,806 and $223,101, being tendered under the pyramiding transactions exercise method, respectively.  During 2006, two of the option holders collectively exercised 27,440 options resulting in 9,802 shares being tendered under the pyramiding transactions exercise method.  At December 31, 2006, 3,070 shares may be tendered from the 12,006 remaining outstanding options under the pyramiding transactions exercise method.  The fair value of the shares that may be tendered, amounting to $53,427 ($198,172 at December 31, 2005), is included in other liabilities in the December 31, 2006 consolidated balance sheet.

The following summarizes the stock options activity for the years ended December 31, 2006, 2005 and 2004:

2006

2005

2004

Weighted

Weighted

Weighted

average

average

average

exercise

exercise

exercise

Shares

price

Shares

price

Shares

price

Outstanding at

beginning of year

39,446

$

11.18

66,887

$

10.86

114,417

$

9.70

Exercised

(27,440)

10.40

(27,441)

10.40

(47,530)

8.06

Outstanding at end

of year

12,006

$

12.95

39,446

$

11.18

66,887

$ 10.86

Options exercisable

======

======

======

======

======

======

at year end

12,006

$

12.95

39,446

$

11.18

66,887

$ 10.86

=====

=====

=====

======

======

=====

Options outstanding at December 31, 2006 were as follows:

Outstanding and exercisable

Range of

Remaining

exercise

contractual

prices

Number

life (years)

$

9.66

5,146

4

15.42

6,860

2

Outstanding at year end

12,006

=====

Weighted average contractual life

2.9

===

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments are primarily loan commitments to extend credit and letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets.  The contract amount of these instruments reflects the extent of involvement the Bank has in these financial instruments.

The Bank’s exposure to credit loss in the event of the nonperformance by the other party to the financial instruments for loan commitments to extend credit and letters of credit is represented by the contractual amounts of these instruments.  The Bank uses the same credit policies in making loan commitments as it does for on-balance sheet loans.

The following financial instruments whose contract amount represents credit risk were outstanding at December 31, 2006 and 2005:

	Contract amount
	2006	2005

Commitments to extend credit	$70,001,000 ==========	$60,959,000 ==========
Letters of credit	$2,272,000 ==========	$468,000 ==========

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the customer.  Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties.

Letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party and are reviewed for renewal at expiration.  At December 31, 2006, letters of credit totalling $947,000 expire in 2007; and $1,325,000 expires in 2008.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank requires collateral supporting these commitments when deemed necessary.

NOTE 16 - REGULATORY MATTERS

The Corporation (on a consolidated basis) and Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - REGULATORY MATTERS (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2006 and 2005, that the Corporation and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from federal and state banking agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized”, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Corporation and Bank as of December 31, 2006 and 2005 are presented in the following table:

Minimum to be

well capitalized

Minimum

under prompt

capital

corrective

Actual

requirement

action provisions

Amount

Ratio

Amount

Ratio

Amount

Ratio

(Dollars in Thousands)

As of December 31, 2006

Total Capital (to Risk-

Weighted Assets)

Consolidated

$

51,843

13.9%

$

29,807

> 8.0%

N/A

N/A

Bank

46,633

12.4%

29,981

> 8.0%

$

37,477

10.0%

Tier I Capital (to Risk-

Weighted Assets)

Consolidated

$

49,568

13.3%

$

14,903

> 4.0%

N/A

N/A

Bank

44,358

11.8%

14,991

> 4.0%

$

22,486

6.0%

Tier I Capital (to

Average Assets)

Consolidated

$

49,568

9.2%

$

21,527

> 4.0%

N/A

N/A

Bank

44,358

8.2%

21,657

> 4.0%

$

27,071

5.0%

As of December 31, 2005

Total Capital (to Risk-

Weighted Assets)

Consolidated

$

49,651

14.4%

$

27,544

> 8.0%

N/A

N/A

Bank

43,564

12.7%

27,428

> 8.0%

$

34,286

10.0%

Tier I Capital (to Risk-

Weighted Assets)

Consolidated

$

47,111

13.7%

$

13,772

> 4.0%

N/A

N/A

Bank

41,024

12.0%

13,714

> 4.0%

$

20,571

6.0%

Tier I Capital (to

Average Assets)

Consolidated

$

47,111

8.9%

$

21,229

> 4.0%

N/A

N/A

Bank

41,024

7.8%

21,091

> 4.0%

$

26,363

5.0%

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - REGULATORY MATTERS (CONTINUED)

On a parent company only basis, the Corporation’s primary source of funds is dividends paid by the Bank.  The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles.  Generally, subject to certain minimum capital requirements, the Bank may declare dividends without the approval of the State of Ohio Division of Financial Institutions, unless the total dividends in a calendar year exceed the total of the Bank’s net profits for the year combined with its retained profits of the two preceding years.

The Board of Governors of the Federal Reserve System generally considers it to be an unsafe and unsound banking practice for a bank holding company to pay dividends except out of current operating income, although other factors such as overall capital adequacy and projected income may also be relevant in determining whether dividends should be paid.

NOTE 17 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

A summary of condensed financial information of the parent company as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 is as follows:

CONDENSED BALANCE SHEETS

2006

2005

Assets:

Cash

$

3,966,988

$

5,046,297

Investment in bank subsidiary

51,242,491

48,006,102

Premises and equipment, net of accumulated depreciation

498,262

504,659

Other assets, including income taxes receivable from

bank subsidiary of $357,746 in 2006 and

$269,283 in 2005

920,328

887,811

Total assets	$56,628,069 =========	$54,444,869 =========

Liabilities:

Accrued expenses, including accrued compensation

for stock options of $53,427 in 2006 and

$198,172 in 2005

$

175,581

$

352,356

Junior subordinated deferrable interest debentures

10,300,000

10,300,000

Total liabilities

10,475,581

10,652,356

Shareholders’ equity:

Common stock

3,760,557

3,760,557

Surplus

14,659,661

14,651,596

Retained earnings

32,072,536

29,026,911

Accumulated other comprehensive loss

(1,352,031)

(1,521,648)

Treasury stock, at cost

(2,988,235)

(2,124,903)

Total shareholders’ equity

46,152,488

43,792,513

Total liabilities and shareholders' equity	$56,628,069 =========	$54,444,869 =========

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED PARENT COMPANY FINANCIAL

INFORMATION (CONTINUED)

CONDENSED STATEMENTS

OF INCOME

2006

2005

2004

Income – including dividends from bank subsidiaries

$

2,524,898

$

7,300,940

$

500,000

Expenses – interest expense, professional fees

and other expenses, net of federal income

tax benefit

(664,865)

(740,407)

(1,035,570)

Income (loss) before equity in

undistributed net income of

bank subsidiary

1,860,033

6,560,533

(535,570)

Equity in undistributed net income of

bank subsidiaries

3,066,772

(1,938,351)

3,623,793

Net income	$4,926,805 =========	$4,622,182 ========	$3,088,223 =========

CONDENSED STATEMENTS

OF CASH FLOWS

Cash flows from operating activities:

Net income

$

4,926,805

$

4,622,182

$

3,088,223

Adjustments to reconcile net income to net

cash provided by operating activities:

Equity in undistributed net income

of bank subsidiary

(3,066,772)

1,938,351

(3,623,793)

Provision (credit) for accrued

compensation – stock options

13,858

(29,031)

597,099

Depreciation and amortization

79,457

79,442

82,493

Gain on sale of premises

-

(823)

-

Decrease (increase) in other assets

(85,517)

904,407

1,179,313

Decrease in accrued expenses

(32,009)

(23,696)

(72,325)

Net cash provided by

operating activities

1,835,822

7,490,832

1,251,010

Cash flows from investing activities:

Purchases of premises and equipment

(20,060)

-

-

Proceeds from the sale of premises

-

35,000

-

__________	__________	__________

Net cash provided by (used in)

investing activities

(20,060)

35,000

-

__________	__________	__________

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED PARENT COMPANY FINANCIAL

INFORMATION (CONTINUED)

CONDENSED STATEMENTS

OF CASH FLOWS

2006

2005

2004

Cash flows from financing activities:

Purchase of common stock

$

(1,135,944)

$

(1,423,184)

$

-

Proceeds from issuance of common stock

-

-

97,660

Proceeds from sale of treasury shares

110,008

136,824

99,464

Cash dividends paid

(1,869,135)

(1,760,092)

(1,616,976)

Net cash used in financing activities

(2,895,071)

(3,046,452)

(1,419,852)

Net increase (decrease) in cash

(1,079,309)

4,479,380

(168,842)

Cash at beginning of the year

5,046,297

566,917

735,759

Cash at end of the year

$

3,966,988

$

5,046,297

$

566,917

=========

=========

=========

During 2005, the Board of Directors approved a program whereby the Corporation purchases share of its common stock in the open market.  The decision to purchase shares, the number of shares to be purchased, and the price to be paid depends upon the availability of shares, prevailing market prices, and other possible considerations which may impact the advisability of purchasing shares.  The Corporation purchased 71,177 and 89,381 shares under the program during 2006 and 2005, respectively.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments”, requires that the estimated fair value of financial instruments, as defined by the Statement, be disclosed.  Statement 107 also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of recognized financial instruments at December 31, 2006 and 2005 are as follows:

2006

2005

Carrying

Estimated

Carrying

Estimated

amount

value

amount

value

(dollars in thousands)

FINANCIAL ASSETS

Cash and cash equivalents

$

12,311

$

12,311

$

10,114

$

10,114

Securities, including Federal

Home Loan Bank stock

172,778

172,778

187,791

187,791

Net loans, including loans

held for sale

333,274

334,194

307,465

309,065

Mortgage servicing rights

1,284

2,070

1,299

1,828

$

519,647

$

521,353

$

506,669

$

509,338

=======

=======

=======

========

FINANCIAL LIABILITIES

Deposits

$

377,640

$

376,809

$

356,921

$

354,534

Long-term debt

113,441

112,723

120,687

119,704

Junior subordinated deferrable

interest debentures

10,300

10,229

10,300

10,266

Other liabilities

2,842

2,961

4,508

4,636

$

504,223

$

502,722

$

492,416

$

489,140

=======

=======

=======

========

The above summary does not include accrued interest receivable and cash surrender value of life insurance which are also considered financial instruments.  The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at December 31, 2006 and 2005 which relate to commitments to extend credit and letters of credit.  The contract amount of such financial instruments amounts to $72,273,000 at December 31, 2006 and $61,427,000 at December 31, 2005.  Such amounts are also considered to be the estimated fair values.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments shown above:

Cash and cash equivalents:

Fair value is determined to be the carrying amount for these items (which include cash on hand, due from banks, and federal funds sold) because they represent cash or mature in 90 days or less and do not represent unanticipated credit concerns.

Securities:

The fair value of securities is determined based on quoted market prices of the individual securities or, if not available, estimated fair value was obtained by comparison to other known securities with similar risk and maturity characteristics.  Such value does not consider possible tax ramifications or estimated transaction costs.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Loans:

Fair value for loans was estimated for portfolios of loans with similar financial characteristics.  For adjustable rate loans, which re-price at least annually and generally possess low risk characteristics, the carrying amount is believed to be a reasonable estimate of fair value.  For fixed rate loans the fair value is estimated based on a discounted cash flow analysis, considering weighted average rates and terms of the portfolio, adjusted for credit and interest rate risk inherent in the loans.  Fair value for nonperforming loans is based on recent appraisals or estimated discounted cash flows.  The estimated value of credit card loans is based on existing loans and does not include the value that relates to estimated cash flows from new loans generated from existing cardholders over the remaining life of the portfolio.

Mortgage servicing rights:

The fair value for mortgage servicing rights is determined based on an analysis of the portfolio by an independent third party.

Deposit liabilities:

The fair value of core deposits, including demand deposits, savings accounts, and certain money market deposits, is the amount payable on demand.  The fair value of fixed-maturity certificates of deposit is estimated using the rates offered at year end for deposits of similar remaining maturities.  The estimated fair value does not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the marketplace.

Other financial instruments:

The fair value of commitments to extend credit and letters of credit is determined to be the contract amount, since these financial instruments generally represent commitments at existing rates.  The fair value of Federal Home Loan Bank borrowings is determined based on a discounted cash flow analysis using current interest rates.  The fair value of the junior subordinated deferrable interest debentures is determined based on quoted market prices of similar instruments.  The fair value of other liabilities is generally considered to be carrying value except for the deferred compensation agreement described in Note 13.  The fair value of the contract is determined based on a discounted cash flow analysis using a current interest rate for a similar instrument.

The fair value estimates of financial instruments are made at a specific point in time based on relevant market information.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument over the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Since no ready market exists for a significant portion of the financial instruments, fair value estimates are largely based on judgments after considering such factors as future expected credit losses, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - CONTINGENT LIABILITIES

In the normal course of business, the Corporation and its subsidiary may be involved in various legal actions, but in the opinion of management and legal counsel, the ultimate disposition of such matters is not expected to have a material adverse effect on the consolidated financial statements.

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents a summary of selected unaudited quarterly financial data for 2006 and 2005:

Net

Earnings per

Interest

interest

Net

common share

income

income

income

Basic

Diluted

(Dollars in thousands, except per share data)

2006

First quarter

$

7,717

$

4,387

$

1,181

$

.33

$

.33

Second quarter

8,096

4,397

1,243

.34

.34

Third quarter

8,370

4,272

1,299

.36

.36

Fourth quarter

8,607

4,307

1,204

.34

.34

2005

First quarter

$

7,277

$

4,445

$

1,083

$

.29

$

.29

Second quarter

7,538

4,584

1,133

.31

.30

Third quarter

7,572

4,531

1,146

.31

.31

Fourth quarter

7,671

4,518

1,260

.35

.35

NOTE 21 - NEW ACCOUNTING STANDARDS

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, “Accounting for Servicing of Financial Assets, an Amendment of Statement No. 140” (Statement 156).  Statement 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable, and subsequently measured using either the amortization method or fair value measurement method.  Under the amortization method servicing assets and liabilities are amortized over the period of estimated net servicing income or loss, and servicing assets are evaluated for impairment at each reporting date.  Under the fair value measurement method servicing assets and liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings for the period the changes occur.  The Bank’s only servicing asset at December 31, 2006 is the mortgage servicing rights described in Note 6, and the Bank has no servicing liabilities.  Statement 156 is effective for fiscal years beginning after September 15, 2006.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - NEW ACCOUNTING STANDARDS (CONTINUED)

Effective January 1, 2007, the Bank adopted Statement 156 and has elected to record its mortgage servicing rights using the fair value measurement method.  As a result, the Corporation will record effective January 1, 2007, a cumulative effect adjustment (increase) to retained earnings of approximately $786,000 representing the difference between fair value and carrying value of the mortgage servicing rights.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management has evaluated the impact of adopting FIN 48 in 2007 and does not believe the adoption of FIN 48 will have a significant impact on the Corporation’s consolidated financial statements.

This information is an integral part of the accompanying

consolidated financial statements.

UNITED BANCSHARES, INC.

Columbus Grove, Ohio

DIRECTORS – UNITED BANCSHARES, INC.

               DIRECTOR

              DIRECTOR

NAME

AGE

 SINCE

NAME

AGE

 SINCE

Robert L. Benroth

44

2003

David P. Roach

56

2001

Putnam County Auditor

Manager of Maverick Media Radio Stations of Ohio

Robert L. Dillhoff

60

2001

Daniel W. Schutt

59

2005

Retired - District Highway Mgmt. Adm.

President/CEO

James N. Reynolds

69

2000

R. Steven Unverferth

54

2005

Chairman, Retired Banker

President, Unverferth Manufacturing, Inc.

H. Edward Rigel

64

2000

Farmer

DIRECTORS – THE UNION BANK COMPANY

DIRECTOR

DIRECTOR

NAME

AGE

 SINCE (a)

NAME

AGE

 SINCE (a)

Robert L. Benroth

44

2001

H. Edward Rigel

   64

   1979

Putnam County Auditor

Farmer

Robert L. Dillhoff

60

1991

David P. Roach

56

1997

Retired - District Highway Mgmt. Adm.

Manager of Maverick Media Radio Stations of Ohio

Herbert H. Huffman

56

1993

Robert M. Schulte, Sr.

74

1994

Retired - Educator

Businessman/Spherion Services

Kevin L. Lammon

52

1996

Daniel W. Schutt

59

2005

Insurance and Real Estate Sales

Chairman, Pres. and Chief Executive Officer

William R. Perry

48

1990

R. Steven Unverferth

54

1993

Farmer

President, Unverferth Manufacturing, Inc.

James N. Reynolds

69

1966

Retired Banker

(a) Indicates year first elected or appointed to the board of The Union Bank Company or any of the former affiliate banks, Bank of Leipsic or the Citizens Bank of Delphos.

OFFICERS – UNITED BANCSHARES, INC.

James N. Reynolds – Chairman       Daniel W. Schutt – President / Chief Executive Officer

Bonita R. Selhorst – Secretary         Brian D. Young – Chief Financial Officer, EVP & Treasurer

OFFICERS – THE UNION BANK COMPANY

Daniel W. Schutt - President/CEO/Chairman
Brian D. Young - Executive Vice President

Nancianne Carroll	Senior Vice President
Ronald J. McNeely	Senior Vice President
Heather M. Oatman	Senior Vice President

Lewis R. Renollet	Senior Vice President
Norman V. Schnipke	Senior Vice President
Bonita R. Selhorst	Senior Vice President, Sec.

Mark G. Honigford	Vice President
Max E. Long	Vice President
Donald W. Miller	Vice President
John P. Miller	Vice President
Mary L. Schroeder	Vice President
Barry J. von der Embse	Vice President
Brent A. Gibson	Commercial Loan Officer

J. Sue Alexander	Assistant Vice President
Amy E. Blankemeyer	Assistant Vice President
M. Chris Sanderson	Assistant Vice President
Kimberly K. Dray	Assistant Vice President
Larry L. Durham	Assistant Vice President
Vicky K. Gilbert	Assistant Vice President
Elizabeth A. Kahlenberg	Assistant Vice President
Kimberly J. Kandik	Assistant Vice President
Amy L. Laibe	Assistant Vice President
Dana F. Lawrence	Assistant Vice President
Doris A. Neumeier	Assistant Vice President
Jeffrey L. Point	Assistant Vice President
Rose Ann Recker	Assistant Vice President
Amy E. Reese	Assistant Vice President
Kevin E. Rice	Assistant Vice President
Gary G. Ricker	Assistant Vice President
Deborah R. Soldenwagner	Assistant Vice President
Craig R. Stechschulte	Assistant Vice President
Theresa A. Stein-Moenter	Assistant Vice President
Douglas L. Tussing	Assistant Vice President
Kimberly S. Verhoff	Assistant Vice President
Troy M. Verhoff	Assistant Vice President
Vikki L. Williams	Assistant Vice President

Patricia S. Christman	Accounting Officer	LeAnn Wilkins	Mortgage Underwriter
Kathleen J. Fiedler	Accounting Manager	Brent D. Nussbaum	IT Manager

