Form 10-Q
period 2007-03-31
UNITED BANCSHARES INC/OH
filed 2007-04-27
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes           No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 10, 2007: 3,532,940

This document contains 40 pages.  The Exhibit Index is on page 20 immediately preceding the filed exhibits.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1

United Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 8,343,989	$ 10, 090,992
Interest-bearing deposits in other banks	3,219,227	1,419,207
Federal funds sold	399,721	800,420
Total cash and cash equivalents	11,962,937	12,310,619

SECURITIES, available-for-sale	164,702,141	168,074,718
FEDERAL HOME LOAN BANK STOCK, at cost	4,703,100	4,703,100
LOANS HELD FOR SALE	421,630	426,041

LOANS	338,926,957	335,123,431
Allowance for loan losses	(2,211,537)	(2,275,486)
Net loans	336,715,420	332,847,945

PREMISES AND EQUIPMENT, net	7,022,156	6,675,668
GOODWILL CASH SURRENDER VALUE OF LIFE INSURANCE	7,282,013 11,058,873	7,282,013 10,949,090
OTHER ASSETS, including accrued interest receivable
and other intangible assets	9,912,888	7,105,942

TOTAL ASSETS	$ 553,781,158	$ 550,375,136

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 33,998,971	$ 37,955,148
Interest bearing	351,259,556	339,684,397
Total deposits	385,258,527	377,639,545

Federal Home Loan Bank borrowings Securities sold under agreements to repurchase	68,874,051 39,000,000	59,441,367 54,000,000
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	3,144,892	2,841,736

Total liabilities	506,577,470	504,222,648

SHAREHOLDERS' EQUITY
Common stock, $1 stated value, authorized 10,000,000 shares in 2007
and 4,750,000 shares in 2006, issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,659,661	14,659,661
Retained earnings	33,068,609	32,072,536
Accumulated other comprehensive loss	(724,852)	(1,352,031)
Treasury stock, 227,617 shares at March 31, 2007 and 192,508 shares at December 31, 2006, at cost	(3,560,287)	(2,988,235)
Total shareholders' equity	47,203,688	46,152,488

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 553,781,158	$ 550,375,136

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
	2007	2006

INTEREST INCOME
Loans, including fees	$ 6,474,145	$ 5,589,067
Securities:
Taxable	1,494,313	1,668,288
Tax-exempt	466,919	452,079
Other	30,014	7,556
Total interest income	8,465,391	7,716,990

INTEREST EXPENSE
Deposits	2,813,998	1,885,437
Other borrowings	1,523,826	1,444,824
Total interest expense	4,337,824	3,330,261

NET INTEREST INCOME	4,127,567	4,386,729

PROVISION FOR LOAN LOSSES	150,000	100,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,977,567	4,286,729

NON-INTEREST INCOME
Gain on sales of loans	77,547	63,050
Gain from sale of credit card portfolio Loss on sales or write-down of securities Other	355,366 (239,964) 581,765	- (4,001) 693,246
Total non-interest income	774,714	752,295

NON-INTEREST EXPENSES	3,560,980	3,554,659

Income before income taxes	1,191,301	1,484,365
PROVISION FOR INCOME TAXES	214,000	303,000
NET INCOME	$ 977,301	$ 1,181,365

NET INCOME PER SHARE
Basic:	$ 0.27	$ 0.33

Weighted average common shares outstanding	3,554,944	3,613,504

Diluted:	$ 0.27	$ 0.33

Weighted average common shares outstanding	3,557,331	3,624,830

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity (Unaudited)
Three months ended March 31, 2007 and 2006

	Common		Retained	Accumulated Other	Treasury
	Stock	Surplus	Earnings	Comprehensive Loss	Stock	Total
BALANCE AT DECEMBER 31, 2006	$ 3,760,557	14,659,661	32,072,536	(1,352,031)	(2,988,235)	$ 46,152,488

Cumulative effect of change in accounting principle Net income			519,152 977,301			519,152 977,301
Change in unrealized loss on securities, net of tax				627,179		627,179
Total comprehensive income						1,604,480
Dividends declared ($0.14 per share)			(494,611)			(494,611)
3,891 shares issued in connection with the Corporation’s Employee Stock Purchase Plan Purchase of 39,000 common shares			(5,769)		60,398 (632,450)	54,629 (632,450)
BALANCE AT MARCH 31, 2007	$ 3,760,557	14,659,661	33,068,609	(724,852)	(3,560,287)	$ 47,203,688

	Common		Retained	Accumulated Other	Treasury
	Stock	Surplus	Earnings	Comprehensive Loss	Stock	Total
BALANCE AT DECEMBER 31, 2005	$ 3,760,557	14,651,596	29,026,911	(1,521,648)	(2,124,903)	$ 43,792,513

Net income			1,181,365			1,181,365
Change in unrealized loss on securities, net of tax				(545,447)		(545,447)
Total comprehensive income						635,918

Dividends declared ($0.13 per share)			(469,129)			(469,129)
4,086 shares issued in connection with the Corporation’s Employee Stock Purchase Plan			(7,009)		62,415	55,406
Purchase of 24,350 common shares					(381,479)	(381,479)

BALANCE AT MARCH 31, 2006	$ 3,760,557	14,651,596	29,732,138	(2,067,095)	(2,443,967)	$ 43,633,229

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2007	2006

Cash flows from operating activities	$ 484,606	$ 593,164

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from sales or maturities	4,089,466	(1,164,863)
Net increase in loans	(5,415,252)	(4,079,432)
Expenditures for premises and equipment	(485,736)	(100,793)
Net cash from investing activities	(1,811,522)	(5,345,088)

Cash flows from financing activities:
Net change in deposits	7,618,982	(137,946)
Long-term borrowings, net of repayments Purchase of treasury shares	(5,567,316) (632,450)	2,631,499 (381,479)
Proceeds from issuance of common stock	54,629	55,406
Cash dividends paid	(494,611)	(469,129)
Net cash from financing activities	979,234	1,698,351

Net change in cash and cash equivalents	(347,682)	(3,053,573)

Cash and cash equivalents:
At beginning of period	12,310,619	10,114,368
At end of period	$ 11,962,937	$ 7,060,795

See notes to consolidated financial statements

Cash paid for:

Interest	$ 4,439,810	$ 3,385,707

Income taxes	$ -	$ 25,000

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiary (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Union Bank Company (“Union”).  Effective February 1, 2007, Union formed a wholly-owned subsidiary, UBC Investments, Inc. (“UBC”) to hold and manage its securities portfolio.  The operations of UBC are located in Wilmington, Delaware.  Significant intercompany accounts and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Corporation conform to generally accepted practices within the banking industry.  The Corporation considers all of its principal activities to be banking related.

Note 2 - New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement 140" (Statement 156).  Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities.  Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable.  Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method.  Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing.  Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Effective January 1, 2007, the Bank adopted Statement 156 and elected to record its mortgage servicing rights using the fair value measurement method.  As a result, the Corporation recorded effective January 1, 2007, a cumulative effect adjustment (increase) to retained earnings of $519,152, representing the difference between fair value and carrying value of the mortgage servicing rights at January 1, 2007 ($786,594), net of deferred income taxes ($267,442).

During the quarter ended March 31, 2007, the Corporation recognized an $111,000 ($0.02 basic earnings per share) decrease in the fair value of mortgage servicing rights and such amount is reported as a reduction of other non-interest income in the accompanying 2007 consolidated statement of income.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Corporation adopted FIN 48 as of January 1, 2007, and the adoption had no significant impact on the Corporation’s consolidated financial statements.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Opinion for Financial Assets and Financial Liabilities” (Statement 159).  Statement 159 provides an option to report selected financial assets and liabilities at fair value.  Statement 159 requires additional information that will help investors and other users of financial statements to more easily understand the effect of an entity’s choice to use fair value on its earnings.  Statement 159 also requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the balance sheet.  Statement 159 does not eliminate disclosure requirements included in other accounting standards.

Statement 159 is effective as of the beginning of the fiscal year for fiscal years beginning after November 15, 2007.  Early adoption is permitted provided, among other things, an entity elects to adopt within the first 120 days of that fiscal year.  The Corporation does not anticipate adopting Statement 159 before the required implementation date of January 1, 2008.  The Corporation has not yet determined the impact Statement 159 might have on its consolidated financial statements upon adoption.

Note 3 – Sale of Credit Card Portfolio

Effective March 31, 2007, Union entered into an agreement to sell its credit card portfolio.  Under the terms of the agreement, the buyer will service the credit card portfolio and provide Union’s former credit card customers with credit cards branded with the Union name.  Based on the purchase price, as defined in the agreement, Union recognized a gain on sale of the credit card portfolio for the quarter ended March 31, 2007 of $355,366 (approximately $235,000 net of tax, or $.07 basic earnings per share).  Proceeds from the sale, approximating $1.7 million, were included in other assets in the March 31, 2007 consolidated balance sheet and were received on April 12, 2007.

Note 4 - Securities

The amortized cost and fair value of available-for-sale securities as of March 31, 2007 and December 31, 2006 are as follows (dollars in thousands):

	March 31, 2007		December 31, 2006
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury and Agencies	$ 29,435	$ 29,231	$ 29,668	$ 29,094
Obligations of states and political subdivisions	44,620	44,780	45,301	45,878
Mortgage-backed	91,693	90,638	95,101	93,049
Other	53	53	53	53

Total	$ 165,801 ========	$ 164,702 =======	$ 170,123 =======	$ 168,074 =======

A summary of gross unrealized gains and losses on available-for-sale securities at March 31, 2007 and December 31, 2006 follows (dollars in thousands):

	March 31, 2007		December 31, 2006
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

U.S. Treasury and agencies	$ 0	$ 204	$ 0	$ 574
Obligations of states and political subdivisions	334	174	678	101
Mortgage-backed	69	1,124	23	2075

Total	$ 403 ========	$ 1,502 =======	$ 701 =======	$ 2,750 =======

On April 17, 2007, Union’s Board of Directors approved management’s plan to restructure its balance sheet including selling approximately $15.5 million of available-for-sale securities, comprising approximately 9.0% of Union’s total securities portfolio with an average yield of 4.09%.   Proceeds from the sale are expected to be used to repay Federal Home Loan Bank borrowings and fund future loan growth.  The sale of the aforementioned securities is expected to result in a loss of approximately $240,000.  Consequently, management has determined such securities to be other than temporarily impaired at March 31, 2007 and has recognized an impairment loss for the quarter ended March 31, 2007 of $240,000 ($160,000 net of tax, or $.05 basic earnings per share).

Note 5 - Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects are as follows for the three-month periods ended March 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Unrealized holding gains (losses) on available-for-sale securities	$ 710	$ (830)
Reclassification adjustments for securities losses realized to income	240	4

Net unrealized gains (losses)	950	(826)

Tax effect	323	(281)

Net-of-tax amount	$ 627 =======	$ (545) ======

Note 6 – Junior Subordinated Deferrable Interest Debentures

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (United Trust) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation.  The debentures mature on March 26, 2033, which date may be shorten to March 26, 2008, if certain conditions are met, as well as quarterly thereafter.  The interest rate of the debentures is fixed at 6.40% for a five-year period through March 2008.  Thereafter, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.  Interest expense on the debentures amounted to $160,000 for the quarters ended March 31, 2007 and 2006 and is included in interest expense-borrowings in the accompanying consolidated statements of income.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended March 31,
	2007	2006
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.70%	0.88%
Average shareholders’ equity (a)	8.37%	10.81%
Net interest margin (a)	3.41%	3.70%
Efficiency ratio (b)	69.24%	66.17%
Average shareholders’ equity to average assets	8.36%	8.14%
Loans to deposits (end of period) (c)	88.08%	88.03%
Allowance for loan losses to loans (end of period) (d)	0.65%	0.79%
Cash dividends to net income	50.61%	39.71%

PER SHARE DATA
Book value per share	$13.36	$12.12

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

Union offers a full range of commercial banking services, including checking accounts, savings and money market accounts; time certificates of deposit; automatic teller machines; commercial, consumer, agricultural, residential mortgage loans and home equity loans; credit card services; safe deposit box rentals; and other personalized banking services.  Effective February 1, 2007, Union formed UBC Investments, Inc. (“UBC”) to hold and manage its securities portfolio.  The operations of UBC are located in Wilmington, Delaware.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2007, the Corporation reported net income of $977,000, or $0.27 basic earnings per share. This compares to first quarter 2006 net earnings of $1,181,000, or $0.33 basic earnings per share.  Compared with the same period in 2006, first quarter 2007 net income decreased $204,000 or 17.3%.  The $204,000 decrease was primarily the result of a $259,000 decrease in net interest income, a $240,000 loss on write-down of available-for-sale securities, a decrease of $111,000 in the fair value of mortgage servicing rights during the quarter, and an increase of $50,000 in the provision for loan losses, offset by a gain of $355,000 on the sale of Union’s credit card portfolio and a decrease of $89,000 in the provision for income taxes.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.  Net interest income was $4,128,000 for the first quarter of 2007, compared to $4,387,000 for the same period of 2006.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resultant percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the three months ended March 31, 2007, the net interest margin (on a taxable equivalent basis) was 3.41% compared with 3.70% for the same period of 2006.  Management believes that decrease was primarily the result of pressures on the net interest margin from market conditions.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s continuing calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s markets.  As a result of management’s analysis, a $150,000 provision for loan losses was made for the first quarter of 2007, compared to a $100,000 provision for the same period in 2006.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgages, gain on sales of investment securities, earnings on Bank Owned Life Insurance, customer deposit account fees, and income arising from sales of investment products to customers.  Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter.

Gain on sales of loans amounted to $78,000 for the quarter ended March 31, 2007, compared to $63,000 for the comparable 2006 period.  The quarterly gain included capitalized servicing rights of $46,000 and $45,000 on $4.8 million and $4.6 million of originated loan sales during the quarters ended March 31, 2007 and 2006, respectively. The balance of the gain on sales of loans represented cash gains.  Effective March 31, 2007, Union entered into an agreement to sell its credit card portfolio resulting in a gain for the quarter ended March 31, 2007 of $355,000.  As a result of Union’s Board approving management’s plan to restructure its balance sheet, including selling approximately $15.5 million of available-for-sale securities, an impairment loss of $240,000 was recognized for the quarter ended March 31, 2007, representing the amount by which amortized cost exceeded fair value for the securities being sold.

Other non-interest income decreased $111,000 (16.0%) to $582,000 for the quarter ended March 31, 2007 due to the decrease during the quarter of the fair value of mortgage servicing rights.  As a result of the adoption of Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an Amendment of FASB Statement 140” (Statement 156) effective January 1, 2007, quarterly changes in the fair value of mortgage servicing rights will be reflected in the Corporation’s operations.

Non-Interest Expenses

For the quarter ended March 31, 2007, non-interest expenses totaled $3,561,000, compared to $3,555,000 for the comparable period of 2006, a $6,000 (0.2%) increase.  Management believes the $6,000 increase is indicative of the Corporation’s commitment to control costs in an environment where the costs of conducting business continue to increase.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  The Corporation’s efficiency ratio for the first quarter of 2007 was 69.24%, compared to 66.17% for the same period of 2006.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2007 was $214,000, or 18.0% of income before income taxes, compared to $303,000, or 20.4%, for the comparable 2006 period.  The decrease in the effective tax rate was largely due to tax-exempt interest income comprising a larger portion of pre-tax income for the 2007 period.

Return on Assets

Return on average assets was 0.70% for the first quarter of 2007, compared to 0.88% for the comparable quarter of 2006.  The decrease in return on average assets was principally due to the decrease in net income.

Return on Equity

Return on average equity for the first quarter of 2007 was 8.37% compared to 10.81% for the same period of 2006.  This decrease was the result of a decrease in net income and the increase in average equity as more fully explained below in the shareholders’ equity section.  The Corporation and Union met all regulatory capital requirements and Union is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Loans at March 31, 2007, net of the allowance for loan losses, increased $3.9 million (1.2%) from December 31, 2006.  The increase in loans during the quarter was somewhat tempered by the sale of Union’s $1.3 million credit card portfolio effective March 31, 2007.  Securities available-for-sale decreased $3.4 million (2.0%) during this three-month period.  Deposits during this same period increased $7.6 million (2.0%) and other borrowings (consisting of Federal Home Loan Bank borrowings, securities sold under agreements to repurchase, and junior subordinated deferrable debentures) decreased $5.6 million (4.5%).

Shareholders’ equity increased from $46.2 million at December 31, 2006 to $47.2 million at March 31, 2007.  This increase was the result of net income ($977,000), the cumulative effect change from adoption of Statement 156 ($519,000), a $627,000, net of tax, decrease in unrealized losses on securities, and the sale of 3,891 treasury shares ($55,000) under the Corporation’s Employee Stock Purchase Plan, offset by the payment of dividends ($495,000) and the repurchase of 39,000 common shares ($632,000).  The aforementioned decrease in unrealized securities losses from January 1, 2007 to March 31, 2007, was primarily the result of customary and expected changes in the bond market.  The unrealized losses on securities is reported as accumulated other comprehensive loss in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $12.0 million at March 31, 2007 compared to $12.3 million at December 31, 2006.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs.  Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

Securities

At March 31, 2007, available-for-sale securities totaled $164.7 million, a decrease of $3.4 million (2.0%) from December 31, 2006.  Management believes classifying securities as available-for-sale provides the Corporation flexibility and facilitates greater interest rate risk management opportunities.  At March 31, 2007, the amortized cost of the Corporation’s securities totaled $165.8 million, resulting in net unrealized losses of approximately $1.1 million and a corresponding after tax decrease in shareholders’ equity of $725,000.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans (including loans held for sale) totaled $339.3 million at March 31, 2007 compared to $335.5 million at December 31, 2006, an increase of $3.8 million (1.1%).

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans (excluding loans held for sale) was 0.65% at March 31, 2007 compared to 0.68% at December 31, 2006.  Management believes the level of allowance is adequate given the composition of and risk inherent in the loan portfolio of Union.  Throughout 2007, management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the allowance for loan losses for the three months ended March 31, 2007 and 2006, respectively:

	(dollars in thousands)

	2007	2006
Balance, beginning of period	$2,275	$2,540

Charge offs	(319)	(226)
Recoveries	106	70
Net charge offs	(213)	(156)

Provision for loan losses	150	100
Balance, end of period	$2,212 =====	$2,484 =====

Loans on non-accrual status as a percentage of outstanding loans were 0.84% at March 31, 2007, compared to 0.78% at December 31, 2006.  Non-accrual loans totaled $2,862,000 and $2,601,000 at March 31, 2007 and December 31, 2006, respectively.  Management believes the current level of non-accrual loans is acceptable and is a reflection of the quality of Union’s loan portfolio as well as the adequacy of staffing levels devoted to monitoring and pursuing the collection of these credits.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Corporation, totaling $385.3 million, or 76.5% of the Corporation’s funding sources at March 31, 2007.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 8.8% of total deposits at March 31, 2007 compared to 9.1% at March 31, 2006.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements.  These borrowings consisted of FHLB borrowings totaling $68.9 million and $59.4 million at March 31, 2007 and December 31, 2006, respectively, and securities sold under agreement to repurchase totaling $39.0 million and $54.0 million at March 31, 2007 and December 31, 2006, respectively.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the quarter ended March 31, 2007, the Corporation had net income of $977,000 from traditional operations and dividends of $495,000, resulting in a dividend payout ratio of 50.61% of net income.  Management believes the overall equity level supports this payout ratio.  During the first quarters of 2007 and 2006, the Corporation transferred 3,891 and 4,086 shares, respectively of treasury stock to participants of the Corporation’s Employee Stock Purchase Plan. In addition, during the first quarters of 2007 and 2006, the Corporation purchased 39,000 and 24,350 shares, respectively through its share repurchase program.

The decrease in net unrealized loss on available-for-sale securities, net of income taxes, was $627,000 for the quarter ended March 31, 2007.  Since all the securities in the Corporation’s portfolio are classified as available-for-sale, both the securities and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

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

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the December 31, 2006 Form 10-K.

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

Item 1A:  Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the December 31, 2006 Form 10-K

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended March 31, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number shares purchased as part of publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

01/1/07 -

01/31/07

10,000

 $16.07

    10,000

           29,442

02/01/07 -

02/28/07

29,000

  16.20

     29,000

                442

03/1/07 –

03/31/07

None

  None

     None

         200,442

(a) A stock repurchase program (“Plan”) was announced on July 29, 2005 (100,000 shares authorized) and expanded by 100,000 shares on December 23, 2005 and 200,000 shares on March 20, 2007.  The Plan authorizes the Corporation to repurchase up to 400,000 of the Corporation’s common shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

Item 3:  Defaults upon Senior Securities.

None

Item 4:  Submission of Matters to a Vote of Security Holders.

None

Item 5:  Other Information.

On April 25th, 2007, the Corporation and the Corporation’s Chief Executive Officer agreed to a clarifying amendment to the executive’s Salary Continuation Agreement dated June 30, 2005.  The amendment changed the “Normal Retirement Age” and related provisions from 65 years of age to 62 years of age.  The original agreement is incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005 and amendments are filed herewith as exhibits 10.5 and 10.8.

Item 6:  Exhibits

(a) Exhibits

Exhibit 3(i) Amended and Restated Articles of Incorporation

Exhibit 3(ii) Regulations

Exhibit 10    Material Contracts

Exhibit 10.1 Employment Agreement – Daniel W. Schutt

Exhibit 10.11 Salary Continuation Agreement – Daniel W. Schutt

Exhibit 10.2 Agreement - Brian D. Young

Exhibit 10.3 Salary Continuation Agreement - Brian D. Young

Exhibit 10.4 Executive Supplemental Income Agreement - Bonita Selhorst

Exhibit 10.5 Salary Continuation Agreement, Second Amendment – Daniel W. Schutt

Exhibit 10.6 Preferred Trust Securities, Placement and Debenture agreements

Exhibit 10.7 Executive Supplemental Income Agreement, First Amendment – Bonita Selhorst

Exhibit 10.8 Salary Continuation Agreement, First Amendment – Daniel W. Schutt

Exhibit 10.9 Salary Continuation Agreement, First Amendment – Brian D. Young

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

UNITED BANCSHARES, INC.

Date:	April 27, 2007	By:/s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED MARCH 31, 2007

Exhibit Number	Description	Exhibit Location
3(i)	Amended and Restated Articles of Incorporation	Incorporated by reference to Corporation's Form 10-Q for the quarter ended December 31, 2006
3(ii)	Regulations	Incorporated by reference to Corporation's Definitive Proxy Statement filed March 8, 2002
10.1	Employment Agreement – Daniel W. Schutt	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.11	Salary Continuation Agreement – Daniel W. Schutt	Incorporated by reference to Corporation's Form 10-K filed March 23, 2007
10.2	Agreement - Brian D. Young	Incorporated by reference to Corporation's Form 8-K filed July 20, 2006
10.3	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.4	Executive Supplemental Income Agreement - Bonita Selhorst	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.5	Salary Continuation Agreement Second Amendment – Daniel W. Schutt	Filed herewith
10.6	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005
10.7	Executive Supplemental Income Agreement, First Amendment - Bonita Selhorst	Filed herewith
10.8	Salary Continuation Agreement, First Amendment – Daniel W. Schutt	Filed herewith
10.9	Salary Continuation Agreement, First Amendment – Brian D. Young	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith

Exhibit 10.5

SECOND AMENDMENT

TO

THE UNION BANK COMPANY

SALARY CONTINUATION AGREEMENT

DATED JUNE 30, 2005

AND AMENDED DECEMBER 28, 2006

FOR

DANIEL W. SCHUTT

THIS SECOND AMENDMENT is adopted this 25th day of April, 2007, effective as of July 1, 2005, by and between The Union Bank Company, a state-chartered commercial bank located in Columbus Grove, Ohio (the “Bank”), and Daniel W. Schutt (the “Executive”).

The Bank and the Executive executed the Salary Continuation Agreement effective as of June 30, 2005 and executed a First Amendment on December 28, 2006 (the “Agreement”).

The undersigned hereby amend the Agreement for the purpose of amending the Normal Retirement Benefit.  Therefore, the following changes shall be made:

Section 1.11 of the Agreement shall be deleted in its entirety and replaced by the following:

1.11

“Normal Retirement Age” means the Executive attaining age sixty-two (62).

Sections 2.1 and 2.1.2 of the Agreement shall be deleted in their entirety and replaced by the following:

2.1

Normal Retirement Benefit.  Upon the later of Normal Retirement Age or Separation from Service, the Bank shall distribute to the Executive the benefit described in this Section 2.1 in lieu of any other benefit under this Article.

2.1.2

Distribution of Benefit.  The Bank shall distribute the annual benefit to the Executive in twelve (12) equal monthly installments commencing on the last day of the month following Separation from Service.  The annual benefit shall be distributed to the Executive for fifteen (15) years.

Section 2.2 of the Agreement shall be deleted in its entirety.

IN WITNESS OF THE ABOVE, the Bank and the Executive hereby consent to this Second Amendment.

Executive:

The Union Bank Company

/s/ Daniel W. Schutt

By: /s/James N. Reynolds

Daniel W. Schutt

Title Director

Exhibit 10.7

FIRST AMENDMENT

TO

THE UNION BANK COMPANY

EXECUTIVE SUPPLEMENTAL INCOME AGREEMENT

DATED MAY 31, 1994

FOR

BONITA SELHORST

THIS FIRST AMENDMENT is adopted this 29 day of December, 2006, effective as of January 1, 2005, by The Union Bank Company, a state-chartered commercial bank located in Columbus Grove, Ohio (the “Bank”).

The Bank and Bonita Selhorst (the “Officer”) executed the Executive Supplemental Income Agreement effective as of May 31, 1994 (the “Agreement”).

The undersigned hereby amends the Agreement for the purpose of bringing the Agreement into compliance with Section 409A of the Internal Revenue Code.  Therefore, the following changes shall be made:

Section 1.10 of the Agreement shall be deleted in its entirety and replaced by the following:

1.10

“Disability” or “Disabled” shall mean the Officer: (i) is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than twelve (12) months; or (ii) is, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than twelve (12) months, receiving income replacement benefits for a period of not less than three (3) months under an accident and health plan covering employees of the Bank.  Medical determination of Disability may be made by either the Social Security Administration or by the provider of an accident or health plan covering employees of the Bank.  Upon the request of the Administrator, the Officer must submit proof to the Administrator of the Social Security Administration’s or the provider’s determination.

Section 1.11 of the Agreement shall be deleted in its entirety and replaced by the following:

1.11

“Disability Benefit” shall mean the Benefit Accrual Account balance on the date the Officer becomes Disabled.

Section 1.13 of the Agreement shall be deleted in its entirety and replaced by the following:

1.13

“Early Retirement Benefit” shall mean the Benefit Accrual Account balance at Termination of Employment.

Section 1.14 of the Agreement shall be deleted in its entirety and replaced by the following:

1.14

“Interest Rate” shall mean eight percent (8%) on the date of commencement of Benefit payments under this Agreement.  The Board of Directors may adjust the Interest Rate prior to the commencement of any Benefit payments.

Section 1.20 of the Agreement shall be deleted in its entirety and replaced by the following:

1.20

“Retirement Benefit” shall mean the Annual Retirement Benefit amount set forth in the Addendum to this Agreement.

The following Section 1.20a shall be added to the Agreement immediately following Section 1.20:

1.20a

“Specified Employee” shall mean a key employee (as defined in Section 416(i) of the Code without regard to paragraph 5 thereof) of the Bank if any stock of the Bank is publicly traded on an established securities market or otherwise.

The following Section 1.22 shall be added to the Agreement immediately following Section 1.21:

1.22

“Termination of Employment” or “Terminate Employment” shall mean the termination of the Officer’s employment with the Bank for reasons other than death or Disability.  Whether a Termination of Employment takes place is determined based on the facts and circumstances surrounding the termination of the Officer’s employment and whether the Bank and the Officer intended for the Officer to provide significant services for the Bank following such termination.  A change in the Officer’s employment status will not be considered a Termination of Employment if:

(a)

the Officer continues to provide services as an employee of the Bank at an annual rate that is twenty percent (20%) or more of the services rendered, on average, during the immediately preceding three full calendar years of employment (or, if employed less than three years, such lesser period) and the annual remuneration for such services is twenty percent (20%) or more of the average annual remuneration earned during the final three full calendar years of employment (or, if less, such lesser period), or

(b)

the Officer continues to provide services to the Bank in a capacity other than as an employee of the Bank at an annual rate that is fifty percent (50%) or more of the services rendered, on average, during the immediately preceding three full calendar years of employment (or if employed less than three years, such lesser period) and the annual remuneration for such services is fifty percent (50%) or more of the average annual remuneration earned during the final three full calendar years of employment (or if less, such lesser period).

Section 2.01 of the Agreement shall be deleted in its entirety and replaced by the following:

a.1

Pre-Retirement Death.

The Bank agrees that if the Officer dies while covered by the provisions of this Agreement and prior to commencement of Benefit payments under Article III below, the Bank will pay the Officer’s Beneficiary the Pre-Retirement Death Benefit. The Pre-Retirement Death Benefit shall be paid to the Beneficiary in a lump sum on the first business day of the month following receipt by the Bank of the Officer’s death certificate. The payment of such Pre-Retirement Death Benefit will be subject to the conditions and limitations set forth elsewhere in this Agreement. If the Beneficiary is entitled to receipt of the Pre-Retirement Death Benefit, the Beneficiary shall not be entitled to any other payments under this Agreement.

Sections 3.01 and 3.02 of the Agreement shall be deleted in their entirety and replaced by the following:

3.01

Retirement.

The Bank agrees that if the Officer attains Retirement Age while covered by the provisions of this Agreement, the Retirement Benefit shall be fully vested. After attaining Retirement Age, the Officer may Terminate Employment. The Retirement Benefit shall be paid to the Officer in a lump sum on the first business day of the month following Termination of Employment. Payment of the Retirement Benefit is conditioned upon the Officer’s compliance with this Agreement and upon the Officer receiving no other payments under this Agreement.

3.02

Early Retirement.

The Bank agrees that the Officer may at any time subsequent to attaining Early Retirement Age request in writing to the Board of Directors to retire early. The Board of Directors may grant non-forfeitable vesting in the Benefit Accrual Account. The Early Retirement Benefit shall be paid to the Officer in a lump sum on the first business day of the month following Termination of Employment. Payment of the Early Retirement Benefit is conditioned upon the Officer’s compliance with this Agreement and upon the Officer receiving no other payments under this Agreement.

Section 3.03 of the Agreement shall be deleted in its entirety.

The following Sections 3.05, 3.06 and 3.07 shall be added to the Agreement immediately following Section 3.04:

3.05

Restriction on Timing of Distributions.  Notwithstanding any provision of this Agreement to the contrary, if the Officer is considered a Specified Employee at Termination of Employment under such procedures as established by the Bank in accordance with Section 409A of the Code, benefit distributions that are made upon Termination of Employment may not commence earlier than six (6) months after the date of such Termination of Employment.  Therefore, in the event this Section 3.05 is applicable to the Officer, any distribution which would otherwise be paid to the Officer within the first six months following the Termination of Employment shall be accumulated and paid to the Officer in a lump sum on the first day of the seventh month following the Termination of Employment.  All subsequent distributions shall be paid in the manner specified.

3.06

Distributions Upon Income Inclusion Under Section 409A of the Code.  Upon the inclusion of any amount into the Officer’s income as a result of the failure of this non-qualified deferred compensation plan to comply with the requirements of Section 409A of the Code, to the extent such tax liability can be covered by the vested Benefit Accrual Account, a distribution shall be made as soon as is administratively practicable following the discovery of the plan failure.

3.07

Change in Form or Timing of Distributions.  All changes in the form or timing of distributions hereunder must comply with the following requirements.  The changes:

(a)

may not accelerate the time or schedule of any distribution, except as provided in Section 409A of the Code and the regulations thereunder;

(b)

must, for benefits distributable under Sections 3.01 and 3.02, delay the commencement of distributions for a minimum of five (5) years from the date the first distribution was originally scheduled to be made;  and

(c)

must take effect not less than twelve (12) months after the election is made.

Section 4.01 of the Agreement shall be deleted in its entirety and replaced by the following:

a.1

Disability.

The Bank agrees that if the Officer is declared Disabled while covered by the provisions of this Agreement, the Disability Benefit and the Pre-Retirement Death Benefit shall be fully vested. The Disability Benefit shall be paid to the Officer in a lump sum on the first business day of the month following the month in which the Officer becomes Disabled.

Sections 4.02, 5.02 and 5.06 of the Agreement shall be deleted in their entirety.

Article VIII of the Agreement shall be deleted in its entirety.

Article XI of the Agreement shall be deleted in its entirety and replaced by the following:

ARTICLE XI

AMENDMENTS AND TERMINATION

11.01

Amendments.  The Bank may amend this Agreement unilaterally by written action unless this Agreement is in payment status under Article II or Article III or Article IV.

11.02

Plan Termination Generally.  The Bank may terminate this Agreement at any time unless this Agreement is in payment status under Article II or Article III or Article IV. The benefit hereunder shall be the vested Benefit Accrual Account as of the date the Agreement is terminated.  Except as provided in Section 11.03, the termination of this Agreement shall not cause a distribution of benefits under this Agreement.  Rather, after such termination benefit distributions will be made at the earliest distribution event permitted under Article II or Article III or Article IV.

11.03

Plan Terminations Under Section 409A.  Notwithstanding anything to the contrary in Section 11.02, if this Agreement terminates in the following circumstances:

(a)

Within thirty (30) days before or twelve (12) months after a change in the ownership or effective control of the Bank, or in the ownership of a substantial portion of the assets of the Bank as described in Section 409A(2)(A)(v) of the Code, provided that all distributions are made no later than twelve (12) months following such termination of the Agreement and further provided that all the Bank's arrangements which are substantially similar to the Agreement are terminated so the Officer and all participants in the similar arrangements are required to receive all amounts of compensation deferred under the terminated arrangements within twelve (12) months of the termination of the arrangements;

(b)

Upon the Bank’s dissolution or with the approval of a bankruptcy court provided that the amounts deferred under the Agreement are included in the Officer's gross income in the latest of (i) the calendar year in which the Agreement terminates; (ii) the calendar year in which the amount is no longer subject to a substantial risk of forfeiture; or (iii) the first calendar year in which the distribution is administratively practical; or

(c)

Upon the Bank’s termination of this and all other non-account balance plans (as referenced in Section 409A of the Code or the regulations thereunder), provided that all distributions are made no earlier than twelve (12) months and no later than twenty-four (24) months following such termination, and the Bank does not adopt any new non-account balance plans for a minimum of five (5) years following the date of such termination;

the Bank may distribute the vested Benefit Accrual Account, determined as of the date of the termination of the Agreement, to the Officer in a lump sum subject to the above terms.

The following Section 18.03 shall be added to the Agreement immediately following Section 18.02:

18.03

Compliance with Section 409A.  This Agreement shall at all times be administered and the provisions of this Agreement shall be interpreted consistent with the requirements of Section 409A of the Code and any and all regulations thereunder, including such regulations as may be promulgated after the effective date of this Agreement.

IN WITNESS OF THE ABOVE, the Bank hereby consents to this First Amendment.

Acknowledged:

Officer:

The Union Bank Company

/s/ Bonita Selhorst

By /s/ Heather Oatman

Bonita Selhorst

Title Human Resources, SVP

Exhibit 10.8

FIRST AMENDMENT

TO

THE UNION BANK COMPANY

SALARY CONTINUATION AGREEMENT

DATED JUNE 30, 2005

FOR

DANIEL W. SCHUTT

THIS FIRST AMENDMENT is adopted this 28th day of December, 2006, effective as of July 1, 2005, by and between The Union Bank Company, a state-chartered commercial bank located in Columbus Grove, Ohio (the “Bank”), and Daniel W. Schutt (the “Executive”).

The Bank and the Executive executed the Salary Continuation Agreement effective as of June 30, 2005 (the “Agreement”).

The undersigned hereby amend the Agreement for the purpose of bringing the Agreement into compliance with Section 409A of the Internal Revenue Code.  Therefore, the following changes shall be made:

Section 1.14 of the Agreement shall be deleted in its entirety and replaced by the following:

1.14

“Separation from Service” means the termination of the Executive’s employment with the Bank for reasons other than death.  Whether a Separation from Service takes place is determined based on the facts and circumstances surrounding the termination of the Executive’s employment and whether the Bank and the Executive intended for the Executive to provide significant services for the Bank following such termination.  A change in the Executive’s employment status will not be considered a Separation from Service if:

(a)

the Executive continues to provide services as an employee of the Bank at an annual rate that is twenty percent (20%) or more of the services rendered, on average, during the immediately preceding three full calendar years of employment (or, if employed less than three years, such lesser period) and the annual remuneration for such services is twenty percent (20%) or more of the average annual remuneration earned during the final three full calendar years of employment (or, if less, such lesser period), or

(b)

the Executive continues to provide services to the Bank in a capacity other than as an employee of the Bank at an annual rate that is fifty percent (50%) or more of the services rendered, on average, during the immediately preceding three full calendar years of employment (or if employed less than three years, such lesser period) and the annual remuneration for such services is fifty percent (50%) or more of the average annual remuneration earned during the final three full calendar years of employment (or if less, such lesser period).

The following Section 1.14a shall be added to the Agreement immediately following Section 1.14:

1.14a

“Specified Employee” means a key employee (as defined in Section 416(i) of the Code without regard to paragraph 5 thereof) of the Bank if any stock of the Bank is publicly traded on an established securities market or otherwise.

Section 2.2.2 of the Agreement shall be deleted in its entirety and replaced by the following:

2.2.2

Distribution of Benefit.  The Bank shall distribute the benefit to the Executive in one hundred eighty (180) consecutive equal monthly installments commencing within six (6) months following the Executive’s Separation from Service.

Section 2.5 of the Agreement shall be deleted in its entirety and replaced by the following:

2.5

Restriction on Timing of Distributions.  Notwithstanding any provision of this Agreement to the contrary, if the Executive is considered a Specified Employee at Separation from Service under such procedures as established by the Bank in accordance with Section 409A of the Code, benefit distributions that are made upon Separation from Service may not commence earlier than six (6) months after the date of such Separation from Service.  Therefore, in the event this Section 2.5 is applicable to the Executive, any distribution which would otherwise be paid to the Executive within the first six months following the Separation from Service shall be accumulated and paid to the Executive in a lump sum on the first day of the seventh month following the Separation from Service.  All subsequent distributions shall be paid in the manner specified.

The following Sections 2.6 and 2.7 shall be added to the Agreement immediately following Section 2.5:

2.6

Distributions Upon Income Inclusion Under Section 409A of the Code.  Upon the inclusion of any amount into the Executive’s income as a result of the failure of this non-qualified deferred compensation plan to comply with the requirements of Section 409A of the Code, to the extent such tax liability can be covered by the Accrual Balance, a distribution shall be made as soon as is administratively practicable following the discovery of the plan failure.

2.7

Change in Form or Timing of Distributions.  All changes in the form or timing of distributions hereunder must comply with the following requirements.  The changes:

(a)

may not accelerate the time or schedule of any distribution, except as provided in Section 409A of the Code and the regulations thereunder;

(b)

must, for benefits distributable under Section 2.1, be made at least twelve (12) months prior to the first scheduled distribution;

(c)

must, for benefits distributable under Sections 2.1, 2.2, 2.3 and 2.4, delay the commencement of distributions for a minimum of five (5) years from the date the first distribution was originally scheduled to be made;  and

(d)

must take effect not less than twelve (12) months after the election is made.

Article 8 of the Agreement shall be deleted in its entirety and replaced by the following:

Article 8

Amendments and Termination

8.1

Amendments.  This Agreement may be amended only by a written agreement signed by the Bank and the Executive.  However, the Bank may unilaterally amend this Agreement to conform with written directives to the Bank from its auditors or banking regulators or to comply with legislative changes or tax law, including without limitation Section 409A of the Code and any and all Treasury regulations and guidance promulgated thereunder.

8.2

Plan Termination Generally.  The Bank and the Executive may terminate this Agreement at any time. The benefit hereunder shall be the vested Accrual Balance as of the date the Agreement is terminated.  Additionally, if the Bank’s Board determines in good faith that the Executive is no longer a member of a select group of management or highly compensated employees, as that phrase applies to ERISA, for reasons other than death, Disability or Separation from Service, the Bank may terminate this Agreement. Except as provided in Section 8.3, the termination of this Agreement shall not cause a distribution of benefits under this Agreement.  Rather, after such termination benefit distributions will be made at the earliest distribution event permitted under Article 2 or Article 3.

8.3

Plan Terminations Under Section 409A.  Notwithstanding anything to the contrary in Section 8.2, if this Agreement terminates in the following circumstances:

(a)

Within thirty (30) days before or twelve (12) months after a Change in Control, provided that all distributions are made no later than twelve (12) months following such termination of the

Agreement and further provided that all the Bank's arrangements which are substantially similar to the Agreement are terminated so the Executive and all participants in the similar arrangements are required to receive all amounts of compensation deferred under the terminated arrangements within twelve (12) months of the termination of the arrangements;

(b)

Upon the Bank’s dissolution or with the approval of a bankruptcy court provided that the amounts deferred under the Agreement are included in the Executive's gross income in the latest of (i) the calendar year in which the Agreement terminates; (ii) the calendar year in which the amount is no longer subject to a substantial risk of forfeiture; or (iii) the first calendar year in which the distribution is administratively practical; or

(c)

Upon the Bank’s termination of this and all other non-account balance plans (as referenced in Section 409A of the Code or the regulations thereunder), provided that all distributions are made no earlier than twelve (12) months and no later than twenty-four (24) months following such termination, and the Bank does not adopt any new non-account balance plans for a minimum of five (5) years following the date of such termination;

the Bank may distribute the Accrual Balance, determined as of the date of the termination of the Agreement, to the Executive in a lump sum subject to the above terms.

Section 9.10 of the Agreement shall be deleted in its entirety and replaced by the following:

9.10

Alternative Action.  In the event it shall become impossible for the Bank or the Plan Administrator to perform any act required by this Agreement due to regulatory or other constraints, the Bank or Plan Administrator may in its discretion perform such alternative act as most nearly carries out the intent and purpose of this Agreement and is in the best interests of the Bank, provided that such alternative acts do not violate Section 409A of the Code.

The following Section 9.14 shall be added to the Agreement immediately following Section 9.13:

9.14

Compliance with Section 409A.  This Agreement shall at all times be administered and the provisions of this Agreement shall be interpreted consistent with the requirements of Section 409A of the Code and any and all regulations thereunder, including such regulations as may be promulgated after the Effective Date of this Agreement.

IN WITNESS OF THE ABOVE, the Bank and the Executive hereby consent to this First Amendment.

Executive:

The Union Bank Company

/s/ Daniel W. Schutt

By

/s/ Heather Oatman

Daniel W. Schutt

Title

Human Resources, SVP

Exhibit 10.9

FIRST AMENDMENT

TO

THE UNION BANK COMPANY

SALARY CONTINUATION AGREEMENT

DATED NOVEMBER 15, 2004

FOR

BRIAN YOUNG

THIS FIRST AMENDMENT is adopted this 29th day of December, 2006, effective as of January 1, 2005, by and between The Union Bank Company, a state-chartered commercial bank located in Columbus Grove, Ohio (the “Company”), and Brian Young (the “Executive”).

The Company and the Executive executed the Salary Continuation Agreement on November 15, 2004 effective as of January 1, 2004 (the “Agreement”).

The undersigned hereby amend the Agreement for the purpose of bringing the Agreement into compliance with Section 409A of the Internal Revenue Code.  Therefore, the following changes shall be made:

The following Section 1.20a shall be added to the Agreement immediately following Section 1.20:

1.20a

“Specified Employee” means a key employee (as defined in Section 416(i) of the Code without regard to paragraph 5 thereof) of the Company if any stock of the Company is publicly traded on an established securities market or otherwise.

Section 1.22 of the Agreement shall be deleted in its entirety and replaced by the following:

1.22

“Termination of Employment” means the termination of the Executive’s employment with the Company for reasons other than death.  Whether a Termination of Employment takes place is determined based on the facts and circumstances surrounding the termination of the Executive’s employment and whether the Company and the Executive intended for the Executive to provide significant services for the Company following such termination.  A change in the Executive’s employment status will not be considered a Termination of Employment if:

(a)

the Executive continues to provide services as an employee of the Company at an annual rate that is twenty percent (20%) or more of the services rendered, on average, during the immediately preceding three full calendar years of employment (or, if employed less than three years, such lesser period) and the annual remuneration for such services is twenty percent (20%) or more of the average annual remuneration earned during the final three full calendar years of employment (or, if less, such lesser period), or

(b)

the Executive continues to provide services to the Company in a capacity other than as an employee of the Company at an annual rate that is fifty percent (50%) or more of the services rendered, on average, during the immediately preceding three full calendar years of employment (or if employed less than three years, such lesser period) and the annual remuneration for such services is fifty percent (50%) or more of the average annual remuneration earned during the final three full calendar years of employment (or if less, such lesser period).

Sections 2.1.1, 2.1.2, 2.2.1, 2.2.2, 2.3.1 and 2.3.2 of the Agreement shall be deleted in their entirety and replaced by the following:

2.1.1

Amount of Benefit.  The benefit under this Section 2.1 is the Normal Retirement lump sum benefit set forth on Schedule A for the Plan Year during which the Normal Retirement Date occurs. This benefit is determined by vesting the Executive in one hundred percent (100%) of the Accrual Balance.

2.1.2

Payment of Benefit.  The Company shall pay the benefit to the Executive in a lump sum within ninety (90) days following the Normal Retirement Date.

2.2.1

Amount of Benefit.  The benefit under this Section 2.2 is the Early Termination lump sum benefit set forth on Schedule A for the Plan Year during which the Early Termination Date occurs. This benefit is determined by vesting the Executive in one hundred percent (100%) of the Accrual Balance.

2.2.2

Payment of Benefit.  The Company shall pay the benefit to the Executive in a lump sum within ninety (90) days following the Early Termination Date.

2.3.1

Amount of Benefit.  The benefit under this Section 2.3 is the Disability lump sum benefit set forth on Schedule A for the Plan Year during which Termination of Employment occurs. This benefit is determined by vesting the Executive in one hundred percent (100%) of the Accrual Balance.

2.3.2

Payment of Benefit.  The Company shall pay the benefit to the Executive in a lump sum within ninety (90) days following Termination of Employment.

The following Sections 2.5, 2.6 and 2.7 shall be added to the Agreement immediately following Section 2.4.2:

2.5

Restriction on Timing of Distributions.  Notwithstanding any provision of this Agreement to the contrary, if the Executive is considered a Specified Employee at Termination of Employment under such procedures as established by the Company in accordance with Section 409A of the Code, benefit distributions that are made upon Termination of Employment may not commence earlier than six (6) months after the date of such Termination of Employment.  Therefore, in the event this Section 2.5 is applicable to the Executive, any distribution which would otherwise be paid to the Executive within the first six months following the Termination of Employment shall be accumulated and paid to the Executive in a lump sum on the first day of the seventh month following the Termination of Employment.  All subsequent distributions shall be paid in the manner specified.

2.6

Distributions Upon Income Inclusion Under Section 409A of the Code.  Upon the inclusion of any amount into the Executive’s income as a result of the failure of this non-qualified deferred compensation plan to comply with the requirements of Section 409A of the Code, to the extent such tax liability can be covered by the Accrual Balance, a distribution shall be made as soon as is administratively practicable following the discovery of the plan failure.

2.7

Change in Form or Timing of Distributions.  All changes in the form or timing of distributions hereunder must comply with the following requirements.  The changes:

(a)

may not accelerate the time or schedule of any distribution, except as provided in Section 409A of the Code and the regulations thereunder;

(b)

must, for benefits distributable under Sections 2.1, 2.2, 2.3 and 2.4, delay the commencement of distributions for a minimum of five (5) years from the date the first distribution was originally scheduled to be made;  and

(c)

must take effect not less than twelve (12) months after the election is made.

Section 3.1.2 of the Agreement shall be deleted in its entirety and replaced by the following:

3.1.2

Payment of Benefit.  The Company shall pay the benefit to the Beneficiary in a lump sum within ninety (90) days following receipt by the Company of the Executive’s death certificate.

Article 7 of the Agreement shall be deleted in its entirety and replaced by the following:

Article 7

Amendments and Termination

7.1

Amendments.  This Agreement may be amended only by a written agreement signed by the Company and the Executive.  However, the Company may unilaterally amend this Agreement to conform with written directives to the Company from its auditors or banking regulators or to comply with legislative changes or tax law, including without limitation Section 409A of the Code and any and all Treasury regulations and guidance promulgated thereunder.

7.2

Plan Termination Generally.  The Company and the Executive may terminate this Agreement at any time. The benefit hereunder shall be the Accrual Balance as of the date the Agreement is terminated.  Except as provided in Section 7.3, the termination of this Agreement shall not cause a distribution of benefits under this Agreement.  Rather, after such termination benefit distributions will be made at the earliest distribution event permitted under Article 2 or Article 3.

7.3

Plan Terminations Under Section 409A.  Notwithstanding anything to the contrary in Section 7.2, if this Agreement terminates in the following circumstances:

(a)

Within thirty (30) days before or twelve (12) months after a change in the ownership or effective control of the Company, or in the ownership of a substantial portion of the assets of the Company as described in Section 409A(2)(A)(v) of the Code, provided that all distributions are made no later than twelve (12) months following such termination of the Agreement and further provided that all the Company's arrangements which are substantially similar to the Agreement are terminated so the Executive and all participants in the similar arrangements are required to receive all amounts of compensation deferred under the terminated arrangements within twelve (12) months of the termination of the arrangements;

(b)

Upon the Company’s dissolution or with the approval of a bankruptcy court provided that the amounts deferred under the Agreement are included in the Executive's gross income in the latest of (i) the calendar year in which the Agreement terminates; (ii) the calendar year in which the amount is no longer subject to a substantial risk of forfeiture; or (iii) the first calendar year in which the distribution is administratively practical; or

(c)

Upon the Company’s termination of this and all other non-account balance plans (as referenced in Section 409A of the Code or the regulations thereunder), provided that all distributions are made no earlier than twelve (12) months and no later than twenty-four (24) months following such termination, and the Company does not adopt any new non-account balance plans for a minimum of five (5) years following the date of such termination;

the Company may distribute the Accrual Balance, determined as of the date of the termination of the Agreement, to the Executive in a lump sum subject to the above terms.

Section 9.10 of the Agreement shall be deleted in its entirety and replaced by the following:

9.10

Alternative Action.  In the event it shall become impossible for the Company or the Plan Administrator to perform any act required by this Agreement due to regulatory or other constraints, the Company or Plan Administrator may in its discretion perform such alternative act as most nearly carries out the intent and purpose of this Agreement and is in the best interests of the Company, provided that such alternative acts do not violate Section 409A of the Code.

The following Section 9.14 shall be added to the Agreement immediately following Section 9.13:

9.14

Compliance with Section 409A.  This Agreement shall at all times be administered and the provisions of this Agreement shall be interpreted consistent with the requirements of Section 409A of the Code and any and all regulations thereunder, including such regulations as may be promulgated after the Effective Date of this Agreement.

IN WITNESS OF THE ABOVE, the Company and the Executive hereby consent to this First Amendment.

Executive:

The Union Bank Company

/s/ Brian D. Young

By /s/ Heather Oatman

Brian Young

Title

Human Resources, SVP

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

April 27, 2007

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

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

April 27, 2007

Exhibit 32.1

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Daniel W. Schutt

Daniel W. Schutt

Chief Executive Officer

Date: April 27, 2007

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

Exhibit 32.2

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: April 27, 2007

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

Exhibit 99

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. United Bancshares, Inc. ("Corporation") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

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