Form 10-Q
period 2007-06-30
UNITED BANCSHARES INC/OH
filed 2007-07-26
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes           No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 13, 2007: 3,526,905

This document contains 31 pages.  The Exhibit Index is on page 21 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

Table of Contents

Page

Part I – Financial Information

Item 1 – Financial Statements	3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	18

Item 4T – Controls and Procedures	18

Part II – Other Information

Item 1 – Legal Proceedings Item 1A – Risk Factors	19 19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3 – Defaults upon Senior Securities	19

Item 4 – Submission of Matters to a Vote of Security Holders	19

Item 5 – Other Information	20

Item 6 – Exhibits	21

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 8,624,669	$ 10, 090,992
Interest-bearing deposits in other banks	762,757	1,419,207
Federal funds sold	1,500,000	800,420
Total cash and cash equivalents	10,887,426	12,310,619

SECURITIES, available-for-sale	142,935,929	168,074,718
FEDERAL HOME LOAN BANK STOCK, at cost	4,703,100	4,703,100
LOANS HELD FOR SALE	357,675	426,041

LOANS	339,496,392	335,123,431
Less allowance for loan losses	(2,265,210)	(2,275,486)
Net loans	337,231,182	332,847,945

PREMISES AND EQUIPMENT, net	6,894,557	6,675,668
GOODWILL CASH SURRENDER VALUE OF LIFE INSURANCE	7,282,013 11,168,056	7,282,013 10,949,090
OTHER ASSETS, including accrued interest receivable
and other intangible assets	8,771,033	7,105,942

TOTAL ASSETS	$ 530,230,971	$ 550,375,136

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 35,302,489	$ 37,955,148
Interest bearing	344,948,249	339,684,397
Total deposits	380,250,738	377,639,545

Federal Home Loan Bank borrowings Securities sold under agreements to repurchase	63,402,194 27,000,000	59,441,367 54,000,000
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	2,681,902	2,841,736

Total liabilities	483,634,834	504,222,648

SHAREHOLDERS' EQUITY
Common stock, $1 stated value, authorized 10,000,000 shares;
issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,659,661	14,659,661
Retained earnings	34,029,915	32,072,536
Accumulated other comprehensive loss	(2,131,609)	(1,352,031)
Treasury stock, 237,617 shares at June 30, 2007 and 192,508 shares at December 31, 2006, at cost	(3,722,387)	(2,988,235)
Total shareholders' equity	46,596,137	46,152,488

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 530,230,971	$ 550,375,136

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$ 6,802,112	$ 5,987,986	$ 13,276,257	$ 11,577,053
Securities:
Taxable	1,437,508	1,618,706	2,931,821	3,286,994
Tax-exempt	462,971	482,545	929,890	934,624
Other	96,984	6,474	126,998	14,030
Total interest income	8,799,575	8,095,711	17,264,966	15,812,701

INTEREST EXPENSE
Deposits	3,013,057	2,215,161	5,827,055	4,100,598
Other borrowings	1,392,267	1,483,969	2,916,093	2,928,793
Total interest expense	4,405,324	3,699,130	8,743,148	7,029,391

NET INTEREST INCOME	4,394,251	4,396,581	8,521,818	8,783,310

PROVISION FOR LOAN LOSSES	75,000	40,000	225,000	140,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,319,251	4,356,581	8,296,818	8,643,310

NON-INTEREST INCOME
Gain on sales of loans	83,244	77,590	160,791	140,640
Gain from sale of credit card portfolio	-	-	355,366	-
Gain (loss) on sales or writedown of securities Other	16,019 906,283	- 664,824	(223,945) 1,488,048	(4,001) 1,358,070
Total non-interest income	1,005,546	742,414	1,780,260	1,494,709

NON-INTEREST EXPENSES	3,408,279	3,550,151	6,969,259	7,104,810

Income before income taxes	1,916,518	1,548,844	3,107,819	3,033,209
PROVISION FOR INCOME TAXES	462,000	306,000	676,000	609,000
NET INCOME	$ 1,454,518 ========	$ 1,242,844 =======	$ 2,431,819 ========	$ 2,424,209 ========

NET INCOME PER SHARE
Basic	$ 0.41	$ 0.34	$ 0.69	$ 0.67
Weighted average common shares outstanding	3,528,764	3,601,185	3,541,782	3,607,311

Diluted	$ 0.41	$ 0.34	$ 0.69	$ 0.67
Weighted average common shares outstanding	3,530,740	3,613,383	3,543,961	3,619,075

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity (Unaudited)
Six months ended June 30, 2007 and 2006

	Common		Retained	Accumulated Other	Treasury
	Stock	Surplus	Earnings	Comprehensive Loss	Stock	Total
BALANCE AT DECEMBER 31, 2006	$ 3,760,557	14,659,661	32,072,536	(1,352,031)	(2,988,235)	$ 46,152,488

Cumulative effect of change in accounting principle Net income			519,152 2,431,819			519,152 2,431,819
Change in unrealized loss on securities, net of tax				(779,578)		(779,578)
Total comprehensive income						1,652,241
Dividends declared ($0.28 per share)			(987,823)			(987,823)
3,891 shares issued in connection with the Corporation’s Employee Stock Purchase Plan Purchase of 49,000 common shares			(5,769)		60,398 (794,550)	54,629 (794,550)
BALANCE AT JUNE 30, 2007	$ 3,760,557	14,659,661	34,029,915	(2,131,609)	(3,722,387)	$ 46,596,137

BALANCE AT DECEMBER 31, 2005	$ 3,760,557	14,651,596	29,026,911	(1,521,648)	(2,124,903)	$ 43,792,513

Net income			2,424,209			2,424,209
Change in unrealized loss on securities, net of tax				(2,370,250)		(2,370,250)
Total comprehensive income						53,959

Dividends declared ($0.26 per share)			(937,283)			(937,283)
4,086 shares issued in connection with the Corporation’s Employee Stock Purchase Plan			(7,009)		62,415	55,406
Purchase of 24,350 common shares					(381,479)	(381,479)

BALANCE AT JUNE 30, 2006	$ 3,760,557	14,651,596	30,506,828	(3,891,898)	(2,443,967)	$ 42,583,116

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
	2007	2006

Cash flows from operating activities	$ 2,166,216	$ 1,809,875

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from sales or maturities	23,754,507	4,133,741
Proceeds from sale of premises and equipment	49,545	-
Net increase in loans	(4,705,949)	(13,606,614)
Expenditures for premises and equipment	(531,788)	(128,306)
Net cash from investing activities	18,566,315	(9,600,179)

Cash flows from financing activities:
Net change in deposits	2,611,193	4,864,051
Long-term borrowings, net of repayments Purchase of treasury shares	(23,039,173) (794,550)	3,411,853 (381,479)
Proceeds from issuance of common stock	54,629	55,406
Cash dividends paid	(987,823)	(937,283)
Net cash from financing activities	(22,155,724)	7,012,548

Net change in cash and cash equivalents	(1,423,193)	(777,756)

Cash and cash equivalents:
At beginning of period	12,310,619	10,114,368
At end of period	$ 10,887,426	$ 9,336,612

Cash paid for

Interest	$ 4,545,543	$ 6,771,108

Income taxes	$ 345,000	$ 570,000

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2007

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiary (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

During the quarter and six month period ended June 30, 2007, the Corporation recognized an increase in the fair value of mortgage servicing rights of $173,000 and $62,000, respectively, and such amounts are reported as an increase of other non-interest income in the accompanying 2007 consolidated statements of income.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Corporation adopted FIN 48 as of January 1, 2007, and the adoption had no impact on the Corporation’s consolidated financial statements.

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

Note 3 – Sale of Credit Card Portfolio

Effective March 31, 2007, Union entered into an agreement to sell its credit card portfolio.  Under the terms of the agreement, the buyer will service the credit card portfolio and provide Union’s former credit card customers with credit cards branded with the Union name.  Based on the purchase price, as defined in the agreement, Union recognized a gain on sale of the credit card portfolio of $355,366 (approximately $235,000 net of tax, or $.07 basic earnings per share).  Proceeds from the sale, approximating $1.7 million were received on April 12, 2007.

Note 4 - Securities

The amortized cost and fair value of available-for-sale securities as of June 30, 2007 and December 31, 2006 are as follows (dollars in thousands):

	June 30, 2007		December 31, 2006
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury and Agencies	$ 14,205	$ 13,905	$ 29,668	$ 29,094
Obligations of states and political subdivisions	44,517	43,516	45,301	45,878
Mortgage-backed	87,391	85,462	95,101	93,049
Other	53	53	53	53

Total	$ 146,166 ========	$ 142,936 =======	$ 170,123 =======	$ 168,074 =======

A summary of gross unrealized gains and losses on available-for-sale securities at June 30, 2007 and December 31, 2006 follows (dollars in thousands):

	June 30, 2007		December 31, 2006
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

U.S. Treasury and agencies	$ 0	$ 300	$ 0	$ 574
Obligations of states and political subdivisions	120	1,121	678	101
Mortgage-backed	10	1,939	23	2,075

Total	$ 130 ========	$ 3,360 =======	$ 701 =======	$ 2,750 =======

On April 17, 2007, Union’s Board of Directors approved management’s plan to restructure its balance sheet including selling approximately $15.5 million of available-for-sale securities, comprising approximately 9.0% of Union’s total securities portfolio with an average yield of 4.09%.  Consequently, management determined such securities to be other than temporarily impaired at March 31, 2007 and recognized an impairment loss for the quarter ended March 31, 2007 of $240,000 ($160,000 net of tax, or $.05 basic earnings per share).  The securities were subsequently sold on June 21, 2007 at a loss of $223,981, resulting in a gain of $16,019 for the quarter ended June 30, 2007.  Proceeds from the sale were used to repay Federal Home Loan Bank borrowings and fund loan growth.

Note 5 - Other Comprehensive Loss

The components of other comprehensive loss and related tax effects are as follows for the six-month periods ended June 30, 2007 and 2006 (dollars in thousands):

	2007	2006
Unrealized holding losses on available-for-sale securities	$ (1,406)	$ (3,595)
Reclassification adjustments for securities losses realized to income	224	4

Net unrealized losses	(1,182)	(3,591)

Tax effect	(402)	(1,221)

Net-of-tax amount	$ (780) =======	$ (2,370) ======

Note 6 – Junior Subordinated Deferrable Interest Debentures

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (United Trust) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation.  The debentures mature on March 26, 2033, which date may be shorten to March 26, 2008, if certain conditions are met, as well as quarterly thereafter.  The interest rate of the debentures is fixed at 6.40% for a five-year period through March 2008.  Thereafter, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.  Interest expense on the debentures amounted to $320,000 for the six-month periods ended June 30, 2007 and 2006 and is included in interest expense-borrowings in the accompanying consolidated statements of income.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2007	2006	2007	2006
SIGNIFICANT RATIOS (Unaudited)
Net income to: Average assets (a) Average shareholders’ equity (a)	1.05% 12.41%	0.92% 11.53%	0.87% 10.39%	0.90% 11.17%
Net interest margin (a)	3.63%	3.70%	3.52%	3.70%
Efficiency ratio (b)	60.45%	65.90%	64.64%	66.03%
Average shareholders’ equity to average assets	8.49%	7.98%	8.41%	8.06%
Loans to deposits (end of period) (c)	89.38%	89.39%	89.38%	89.39%
Allowance for loan losses to loans (end of period) (d)	0.67%	0.79%	0.67%	0.79%
Cash dividends to net income	33.91%	37.67%	40.62%	38.66%

Book value per share	$ 13.23	$ 11.82	$ 13.23	$ 11.82

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2007, the Corporation reported net income of $1,455,000, or $0.41 basic earnings per share. This compares to second quarter 2006 net earnings of $1,243,000, or $0.34 basic earnings per share.  Compared with the same period in 2006, second quarter 2007 net income increased $212,000 or 17.0%.  The $212,000 increase was primarily the result of an increase of $173,000 in fair value of mortgage servicing rights during the quarter, a $16,000 gain on sale of securities, a $68,000 increase in other non-interest income (excluding the impact of mortgage servicing rights), and a $142,000 decrease in non-interest expenses, offset by an increase in the provision for loan losses of $35,000, and an increase in the provision for income taxes of $156,000.

Net income for the six months ended June 30, 2007, totaled $2,432,000, or $0.69 basic earnings per share compared to net income of $2,424,000, or $0.67 basic earnings per share for the same period in 2006.  The increase in net income for the six month period was primarily the result of an increase of $62,000 in fair value of mortgage servicing rights, a $355,000 gain on sale of the credit card portfolio, and a decrease of $136,000 in non-interest expenses, offset by a decrease in net interest income of $261,000, a $224,000 loss on sale of securities and increases in the provision for loan losses of $85,000 and the provision for income taxes of $67,000.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.  Net interest income was $4,394,000 for the second quarter of 2007, compared to $4,397,000 for the same period of 2006.  Net interest income was $8,522,000 for the first half of 2007 compared to $8,783,000 for the same period of 2006, a decrease of $261,000.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the three and six months ended June 30, 2007, the net interest margin (on a taxable equivalent basis) was 3.63% and 3.52% respectively, compared with 3.70% for the same periods of 2006 with the slight decrease in net interest margin resulting from pressures on the net interest margin caused by market conditions.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s periodic calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s markets.  A $75,000 provision for loan losses was made for the second quarter of 2007, and a $225,000 provision was made for the six months ended June 30, 2007, compared to provisions for loan losses of $40,000 for the three month and $140,000 for the six month periods ended June 30, 2006.  See “Allowance for Loan Losses” under Financial Condition for further discussion of the provision for loan losses.

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

Gain on sales of loans amounted to $83,000 for the quarter ended June 30, 2007, compared to $78,000 for the comparable 2006 period, an increase of $5,000 (6.4%).  The quarterly gain included capitalized servicing rights of $46,000 and $50,000 on $3.8 million and $4.4 million of originated loan sales during the quarters ended June 30, 2007 and 2006, respectively.  The balance of the gain on sales of loans represented cash gains.  During the quarter ended June 30, 2007 the Corporation realized a $16,000 gain on the sale of securities (none for the quarter ended June 30, 2006).  As a result of Union’s Board approving management’s plan to restructure its balance sheet, including selling approximately $15.5 million of available-for-sale securities, an impairment loss of $240,000 was recognized for the quarter ended March 31, 2007, representing the amount by which amortized cost exceeded fair value for the securities being sold.  The securities were subsequently sold on June 21, 2007 at a realized loss of $224,000.

Other non-interest income increased $241,000 (36.2%) to $906,000 for the quarter ended June 30, 2007.  The increase was primarily the result of a $173,000 increase during the quarter of the fair value of mortgage servicing rights,   as a result of the adoption of Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an Amendment of FASB Statement 140” (Statement 156).  Effective January 1, 2007, quarterly changes in the fair value of mortgage servicing rights will be reflected in the Corporation’s operations.  In addition there were increases in net NSF and overdraft charges of $34,000, ATM and debit card fees of $19,000, and gain on sale of premises and equipment of $17,000.

Non-Interest Expenses

For the quarter ended June 30, 2007, non-interest expenses totaled $3,408,000, compared to $3,550,000 for the comparable period of 2006, a $142,000 (4.0%) decrease.  For the six-month period ended June 30, 2007, non-interest expenses totaled $6,969,000 compared to $7,105,000 for the comparable period of 2006, a decrease of $136,000 (1.9%).

The operating results for the three and six month periods included an adjustment to the provision for stock options based on the Corporation’s closing stock price as of June 30, 2007 and 2006.  As a result of this adjustment, non-interest expenses were reduced by $14,000 and $29,000, respectively, for the three and six month periods ended June 30, 2007, and were reduced $31,000 and $24,000, respectively, for the three and six month periods ended June 30, 2006.  In addition to the Corporation’s ongoing commitment to the improvement of internal controls and the overall operational environment, the Corporation has and will continue to identify and implement cost saving strategies.  Such strategies have led to the reduction of non-interest expenses for the three and six month periods ending June 30, 2007 compared to the same periods in 2006.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.

For the quarter ended June 30, 2007, the Corporation’s efficiency ratio was 60.45% compared to 65.90% for the same period of 2006.  For the six month period ended June 30, 2007, the Corporation’s efficiency ratio was 64.64% compared to 66.03% for the same period of 2006.   The Corporation’s efficiency ratio improved for the three and six month periods as a result of the aforementioned reduction in non-interest expenses and an increase in non-interest income offset by a reduction in net interest income.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2007 was $462,000, or 24.1% of income before income taxes, compared to $306,000, or 19.8%, for the comparable 2006 period.  The provision for income taxes for the six month period ended June 30, 2007 was $676,000, or 21.8% of income before income taxes, compared to $609,000, or 20.1%, for the comparable period.  The increase in the effective tax rate was largely due to tax-exempt interest income comprising a smaller portion of pre-tax income for the 2007 periods.

Return on Assets

Return on average assets was 1.05% for the second quarter of 2007, compared to 0.92% for the comparable quarter of 2006.  Return on average assets for the six months ended June 30, 2007 was 0.87% compared to 0.90% for the same period of 2006.  The decrease was the result of an increase in average assets.

Return on Equity

Return on average equity for the second quarter of 2007 was 12.41% compared to 11.53% for the same period of 2006.  Return on average equity for the six months ended June 30, 2007 was 10.39% compared to 11.17% for the same period in 2006.  This decrease was the result of an increase in average equity as more fully explained below in the shareholders’ equity section.  The Corporation and Union met all regulatory capital requirements and Union is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $530.2 million at June 30, 2007 compared to $550.4 million at December 31, 2006, a decrease of $20.2 million, or 3.7%.  The decrease in assets was primarily the result of the aforementioned sale of $15.5 million of available-for-sale securities in June 2007 and resulting pay down of securities sold under agreements to repurchase.  Loans at June 30, 2007, net of the allowance for loan losses, increased $4.3 million (1.3%) from December 31, 2006.  Securities available-for-sale decreased $25.1 million (15.0%) during this six month period.  Deposits during this same period increased $2.6 million (0.7%) and other borrowings (consisting of Federal Home Loan Bank borrowings, securities sold under agreements to repurchase, and junior subordinated deferrable debentures) decreased $23.0 million (20.3%).

Shareholders’ equity increased from $46.2 million at December 31, 2006 to $46.6 million at June 30, 2007.  This increase was the result of net income ($2,432,000), the cumulative effect change from adoption of Statement 156 ($519,000), and the sale of 3,891 treasury shares ($55,000) under the Corporation’s Employee Stock Purchase Plan, offset by the payment of dividends ($988,000), a $780,000, net of tax, increase in unrealized losses on securities, and the repurchase of 49,000 common shares ($795,000).  The aforementioned increase in unrealized securities losses from January 1, 2007 to June 30, 2007, was primarily the result of customary and expected changes in the bond market.  The unrealized losses on securities are reported as accumulated other comprehensive loss in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $10.9 million at June 30, 2007 compared to $12.3 million at December 31, 2006.  Cash and cash equivalents at June 30, 2007 includes Federal funds sold of $1.5 million compared to $800,000 at December 31, 2006.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs.  Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

Securities

At June 30, 2007, available-for-sale securities totaled $142.9 million, a decrease of $25.1 million (15.0%) from December 31, 2006.  The decrease in available-for-sale securities was the result of management’s decision to restructure its balance sheet in addition to the decision to use the portfolio’s cash flows to fund loan growth instead of reinvesting them in the securities portfolio.  Management believes classifying securities as available-for-sale provides the Corporation flexibility and facilitates greater interest rate risk management opportunities.  At June 30, 2007, the amortized cost of the Corporation’s securities totaled $146.2 million, resulting in net unrealized losses of approximately $3.2 million and a corresponding after tax decrease in shareholders’ equity of $2.1 million.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans (including loans held for sale) totaled $339.9 million at June 30, 2007 compared to $335.5 million at December 31, 2006, an increase of $4.4 million (1.3%).

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans (excluding loans held for sale) was 0.67% at June 30, 2007 compared to 0.68% at December 31, 2006.  Management believes the level of allowance is adequate given the composition of and risk inherent in the loan portfolio of Union.  Throughout 2007, management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the allowance for loan losses for the six months ended June 30, 2007 and 2006, respectively:

	(dollars in thousands)

	2007	2006
Balance, beginning of period	$2,275	$2,540

Charge offs	(414)	(268)
Recoveries	179	127
Net charge offs	(235)	(141)

Provision for loan losses	225	140
Balance, end of period	$2,265 =====	$2,539 =====

Loans on non-accrual status as a percentage of outstanding loans were 0.80% at June 30, 2007, compared to 0.78% at December 31, 2006.  Non-accrual loans totaled $2,731,000 and $2,601,000 at June 30, 2007 and December 31, 2006, respectively.  Management believes the current level of non-accrual loans is acceptable and is a reflection of the quality of Union’s loan portfolio as well as the adequacy of staffing levels devoted to monitoring and pursuing the collection of these credits.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Corporation, totaling $380.3 million, or 79.1% of the Corporation’s funding sources at June 30, 2007.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 9.3% of total deposits at June 30, 2007 compared to 9.5% at June 30, 2006.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements.  These borrowings consisted of FHLB borrowings totaling $63.4 million and $59.4 million at June 30, 2007 and December 31, 2006, respectively, and securities sold under agreement to repurchase totaling $27.0 million and $54.0 million at June 30, 2007 and December 31, 2006, respectively.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the six month period ended June 30, 2007, the Corporation had net income of $2,432,000 from traditional operations and dividends of $988,000, resulting in a dividend payout ratio of 40.62% of net income.  Management believes the overall equity level supports this payout ratio.  During the six month period ended June 30, 2007 and 2006, the Corporation transferred 3,891 and 4,086 shares, respectively of treasury stock to participants of the Corporation’s Employee Stock Purchase Plan. In addition, during the six month period ended June 30, 2007 and 2006, the Corporation purchased 49,000 and 24,350 shares, respectively through its share repurchase program.

The increase in net unrealized loss on available-for-sale securities, net of income taxes, was $780,000 for the six months ended June 30, 2007.  Since all the securities in the Corporation’s portfolio are classified as available-for-sale, both the securities and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

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

ITEM 4T

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

Item 1A:  Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the December 31, 2006 Form 10-K.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended June 30, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number shares purchased as part of publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

04/1/07 -

04/30/07

None

 None

   None

          200,442

05/01/07 -

05/31/07

10,000

  16.21

     10,000

          190,442

06/1/07 –

06/30/07

None

  None

     None

          190,442

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

Item 3:  Defaults upon Senior Securities.

None

Item 4:  Submission of Matters to a Vote of Security Holders.

On April 25, 2007, The Corporation held its annual shareholders’ meeting at its corporate headquarters in Columbus Grove, Ohio.

The shareholders adopted the proposal to elect directors at the meeting by the votes indicated below:

FOR

WITHHELD

Robert L. Benroth

2,415,928

337,377

Robert L. Dillhoff

2,440,602

312,704

James N. Reynolds

2,388,487

364,819

H. Edward Rigel

2,421,486

331,820

David P. Roach

2,427,297

326,008

Daniel W. Schutt

2,435,056

318,250

R. Steven Unverferth

2,443,686

309,619

The proposal to amend the Code of Regulations of United Bancshares, Inc. to allow for the issuance of non-certificated shares received the necessary two-thirds majority vote to pass (votes for 2,531,812, votes against 49,703 and votes abstained 171,790).

Item 5:  Other Information.

On April 25th, 2007, the Corporation and the Corporation’s Chief Executive Officer agreed to a clarifying amendment to the executive’s Salary Continuation Agreement dated June 30, 2005.  The amendment changed the “Normal Retirement Age” and related provisions from 65 years of age to 62 years of age.  The original agreement is incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005 and amendments are filed herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.

Item 6:  Exhibits

(a) Exhibits

Exhibit 3(i) Amended and Restated Articles of Incorporation

Exhibit 3(ii) Amended and Restated Code of Regulations

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

UNITED BANCSHARES, INC.

Date:	July 26, 2007	By:/s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED JUNE 30, 2007

Exhibit Number	Description	Exhibit Location
3(i)	Amended and Restated Articles of Incorporation	Incorporated by reference to Corporation's Form 10-Q for the quarter ended December 31, 2006
3(ii)	Amended and Restated Code of Regulations	Filed herewith
10.1	Employment Agreement – Daniel W. Schutt	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.11	Salary Continuation Agreement – Daniel W. Schutt	Incorporated by reference to Corporation's Form 10-K filed March 23, 2007
10.2	Agreement - Brian D. Young	Incorporated by reference to Corporation's Form 8-K filed July 20, 2006
10.3	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.4	Executive Supplemental Income Agreement - Bonita Selhorst	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.5	Salary Continuation Agreement Second Amendment – Daniel W. Schutt	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007
10.6	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005
10.7	Executive Supplemental Income Agreement, First Amendment - Bonita Selhorst	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007
10.8	Salary Continuation Agreement, First Amendment – Daniel W. Schutt	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007
10.9	Salary Continuation Agreement, First Amendment – Brian D. Young	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith

Exhibit 3(ii)

AMENDED AND RESTATED

REGULATIONS

OF

UNITED BANCSHARES, INC.

ARTICLE I

SHAREHOLDERS

(a)    Annual meeting .  The annual meeting of the shareholders shall be held at the principal office of the Corporation, or at such other place either within or without the State of Ohio as may be specified in the notice required under paragraph (c) of this Article no later than the fourth Wednesday in April of each year, or at such other time as may be fixed by the Board of Directors, at which time there shall be elected directors to serve until the end of the term to which they are elected and until their successors are elected and qualified.  Any other business may be transacted at the annual meeting without specific notice of such business being given, except such business as may require specific notice by law.

(b)    Special Meetings .  Special meetings of the shareholders may be called and held within or without the State of Ohio, as provided by law, except that in the event of a meeting of shareholders called by shareholders, there must be five or more shareholders owning in the aggregate not less than 25% of the issued and outstanding common stock of the Corporation.

(c)    Notice .  Notice of each annual or special meeting of the shareholders shall be given in writing either by the President, any Vice President, the Secretary, or any Assistant Secretary, not less than ten (10) days before the meeting.  Any shareholder may, at any time, waive any notice required to be given under these Regulations.

(d)     Quorum .  The shareholders present in person or by proxy at any meeting shall constitute a quorum unless a larger proportion is required to take an action stated in the notice of the meeting, in which case, to constitute a quorum, there shall be present in person or by proxy the holders of record of shares entitling them to exercise the voting power required by the Articles of Incorporation of the Corporation or applicable law to take the action stated.

(e)   Organization .  The President shall preside at all meetings of the shareholders, but in his absence the Chairman of the Board shall preside, and in his absence the shareholders shall elect another officer or a shareholder to so preside.  The Secretary of the Corporation shall act as Secretary of all meetings of the shareholders, but in the absence of the Secretary at any meeting of the shareholders, the presiding officer may appoint any person to act as Secretary of the meeting.

ARTICLE III

DIRECTORS

(a) Number .  The Board of Directors shall be composed of not less than five (5) nor more than twenty (25) persons, as shall be fixed by the shareholders in accordance with applicable law, who shall be elected in accordance with the provisions of the Articles of Incorporation by action of the shareholders.  Any director's office created by the Board of Directors by reason of an increase in their number may be filled by action of a majority of the directors then in office.

(b)    Changes .  The number of directors fixed in accordance with the immediately preceding paragraph may also be increased or decreased by the Board of Directors at a meeting or by action in writing without a meeting, and the number of directors as so changed shall be the number of directors until further changed in accordance with this Section; provided, that no such decrease in the number of directors shall have the effect of shortening the term of any incumbent director; and provided, further, that the number of directors shall not be increased by the Board of Directors to more than three directors beyond the number of directors as fixed at the most recently held meeting of shareholders called for the purpose of electing directors.

(c)     Nominations .  Nominations for the election of directors may be made by the Board of Directors or a proxy committee appointed by the Board of Directors or by any shareholder entitled to vote in the election of directors generally.   However, any shareholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at a meeting only if written notice of such shareholder's intent to make such nomination or nominations has been given, either by personal delivery or by

United States mail, postage prepaid, to the Secretary of the Corporation not later than (1) with respect to an election to be held at an annual meeting of shareholders, 45 days in advance of the corresponding date for the date of the preceding year's annual meeting of shareholders, and (2) with respect to an election to be held at a special meeting of shareholders for the election of directors, the close of business on the seventh day following the date on which notice of such meeting is first given to shareholders.  Each such notice shall set forth: (a) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the shareholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; and (d) the consent of each nominee to serve as a director of the Corporation if so elected.  The Corporation may require any proposed nominee to furnish such other information as may reasonably be required by the Corporation to determine the qualifications of such proposed nominee to serve as a director of the corporation.  The chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

(d)   Vacancies .  Vacancies in the Board of Directors shall be filled as provided by the laws of the State of Ohio then in effect.

(e) Time of Meeting .  The Board of Directors shall meet at the principal office of the Corporation, at least annually, immediately following the annual meeting of the shareholders, but the directors shall have the authority to change the time and place of such meeting by the adoption of by-laws or by resolution.

(f) Call and Notice .  Meetings of the Board of Directors other than the annual meeting may be called at any time by the Chairman of the Board or the President and shall be called by the Chairman upon the request of two members of the Board.  Such meetings may be held at any place within or without the State of Ohio.  Notice of the annual meeting need not be given and each director shall take notice thereof, but this provision shall not be held to prevent the giving of notice in such manner as the Board may determine.  The Board shall decide what notice shall be given and the length of time prior to the meetings that such notice shall be given of all other meetings.  In the absence of a determination by the Board of what notice and the length of time prior to the meetings that such notice shall be given, notice of any special meeting shall be mailed to each director at the director’s residence or usual place of business at least two days before the day on which the meeting is held, or be given personally or by telephone or electronic mail not later than the day before the day on which the meeting is to be held.  Any meeting at which all of the directors are present shall be a valid meeting whether notice thereof was given or not and any business may be transacted at such a meeting.

(g) Presence Through Communications Equipment .  Meetings of the Board of Directors, and meetings of any committee thereof, may be held through any communications equipment if all persons participating can hear each other, and participation in a meeting pursuant to this subparagraph (g) shall constitute presence at such a meeting.

(h) By-Laws .  The Board of Directors may adopt by-laws for their own government and that of the Corporation provided such by-laws are not inconsistent with the Articles of Incorporation or these Regulations.

(i) Retirement .  No director shall be eligible for election or reelection upon reaching the age of seventy-two (72) years, provided, however, that this provision shall not apply to the initial Board of Directors of this Corporation, who shall retire when they feel they can no longer fulfill the duties of a director due to health or any other reason.

ARTICLE IV

COMMITTEES

The Board of Directors may, by resolution, designate not less than three (3) of its number to serve on an Executive Committee or such other committee or committees as the Board may from time to time constitute.  The Board of Directors may delegate to any such Executive Committee any of the authority of the directors, however conferred, other than that of filling vacancies among the directors or in any committee of the directors and to incur debts, excepting for current expenses, unless specifically authorized.  The specific duties and authority of any such committee or committees shall be stated in the resolution constituting the same.

ARTICLE V

OFFICERS

(a) Number .  The officers of the Corporation shall be a Chairman of the Board, a President, a Secretary and a Treasurer, and one or more Vice Presidents if the Board establishes such offices.  Any two or more of the offices may be held by the same persons, but no officer shall execute, acknowledge, or verify any instrument in more than one capacity if such instrument is required to be executed, acknowledged or verified by two or more officers.

(b) Other Officers .  The Board of Directors is authorized in its discretion to establish the office of Executive Vice President, and shall have the further power to provide for such other officers, assistant officers and agents as it shall deem necessary from time to time and may dispense with any of said offices and agencies at any time.

(c) Election, Term and Removal .  At the first meeting of the Board of Directors after the annual meeting of shareholders, the Board shall select one of its members by a majority vote to be Chairman of the Board and shall select one of its members by a majority vote to be President of the Corporation.  It shall also select all other officers of the Corporation by a majority vote, but none of such other officers shall be required to be members of the Board, except the Chairman of the Board and President.  All officers of the Corporation shall hold office for one year and until their successors are elected and qualified.  The Board of Directors may remove any officer at any time, with or without cause, by majority vote.

(d) Vacancies and Absence .  If any office shall become vacant by reason of the death, resignation, disqualification, or removal of the incumbent thereof, or other cause, the Board of Directors may elect a successor to hold office for the unexpired term in respect to which such vacancy occurred or was created.  In case of the absence of any officer of the Corporation or for any reason that the Board of Directors may determine as sufficient, the said Board may delegate the powers and duties of such officer to any other officer or to any director, except where otherwise provided by these Regulations or by statute, for the time being.

ARTICLE VI

DUTIES OF OFFICERS

(a) Chairman of the Board .  The Chairman of the Board of Directors shall preside at all meetings of the Board, appoint all special or other committees unless otherwise appointed by the Board, confer with and advise all other officers of the Corporation, and perform such other duties as may be delegated to the Chairman from time to time by the Board.

(b) President .  The President shall be the Chief Executive Officer and active head of the Corporation, and in the recesses of the Board of Directors and the Executive Committee, if the Board establishes such a committee, shall have general control and management of all its business and affairs.  The President shall make such recommendations to the Board of Directors, or any committees thereof, as he thinks proper, and he shall bring before said Board such information as may be required touching the business and property of the Corporation.  He shall perform generally all the duties incident to the office of President, as required or authorized by law and such as are usually vested in the President of a similar corporation, and any other duties delegated to the President from time to time by the Board.

(c) Secretary .  The Secretary shall keep a record of all proceedings of the Board of Directors, and of all meetings of shareholders, and shall perform such other duties as may be assigned to the Secretary by the Board of Directors or the President.

(d) Treasurer .  The Treasurer shall have charge of the funds and accounts of the Corporation and shall keep proper books of account showing all receipts, expenditures and disbursements of the Corporation, with vouchers in support thereof.  The Treasurer shall also from time to time, as required, make reports and statements to the Board of Directors as to the financial condition of the Corporation, and submit detailed statements of receipts and disbursements; he shall perform such other duties as shall be assigned to the Treasurer from time to time by the Board of Directors or the President.

(e) Vice Presidents .  The Vice Presidents, including the Executive Vice President, if the Board establishes such offices, shall perform such duties as may be delegated to them by the Board of Directors, or assigned to them from time to time by the Board of Directors or the President.  A Vice President, if the Board establishes such office, may be designated by the Board to shall perform the duties and have the powers of the President in case of the absence of the latter from his office, and during such absence such Vice President shall be authorized to exercise all the functions of the President and shall sign all papers and perform all duties as acting President.

ARTICLE VII

STOCK

(a) Certificates of Stock .  Each shareholder of this Corporation whose stock has been fully paid for shall be entitled to a certificate or certificates showing the number of shares registered in his or her name on the books of the Corporation.  Each certificate shall be signed by the Chairman of the Board or the President or any Vice President and by the Secretary, any Assistant Secretary, the Treasurer or any Assistant Treasurer.  A full record of each certificate, as issued, shall be entered on the stub thereof.

(b) Transfers of Stock .  Shares shall be transferable on the books of the Corporation by the holders thereof in person or by a duly authorized attorney upon surrender of the Certificates therefor with duly executed assignment endorsed thereon or attached thereto.  Evidence of authority to endorse any certificate and to request its transfer shall be produced to the Corporation upon request.  In case of transfer by executors, administrators, guardians or other legal representatives or fiduciaries, appropriate legal evidence of their authority to act shall be produced and may be required to be filed with the Corporation.  No transfer shall be made until the stock certificate in question and such evidence of authority are delivered to the Corporation.

(c)  Transfer Agents and Registrars .   The Board of Directors may appoint an agent or agents to keep the records of the shares of the Corporation, or to transfer or to register shares, or both, in Ohio or any other state and shall define the duties and liabilities of any such agent or agents.

(d) Lost, Destroyed or Mutilated Certificates .  If any certificate of stock in this Corporation becomes worn, defaced or mutilated, the Board of Directors, upon production and surrender thereof, may order the same cancelled, and may issue a new certificate in lieu of the same.  If any certificate of stock be lost or destroyed, a new certificate may be issued upon such terms and under such regulations as may be adopted by the Board of Directors.

ARTICLE VIII

AMENDMENTS

Section  1. Form and Execution . If shares are represented by certificates, certificates for shares of the Corporation shall be in such form as the board of directors may, from time to time, approve.  The Board of Directors may provide that some or all of any or all classes and series of the Corporation's shares shall be uncertificated shares, provided that such authorization shall not apply to shares represented by a certificate until the certificate is surrendered to the corporation and that the resolution shall not apply to a certificated security issued in exchange for an uncertificated security.  Within a reasonable time after the issuance or transfer of uncertificated shares, the Corporation shall send to the registered owner of the shares a written notice containing the information required to be set forth or stated on certificates pursuant to division (A) of section 1701.25 of the Ohio Revised Code.

In the event that shares are represented by certificates, such certificates shall be signed by the Chairman of the Board of Directors, or the President or a Vice President, or by the Secretary or an Assistant Secretary, or by the Treasurer or an Assistant Treasurer of the corporation, which certificates shall certify the number and class of shares held by the shareholder in the corporation, but no certificates for shares shall be delivered until such shares are fully paid. When such a certificate is countersigned by an incorporated transfer agent or registrar, the signature of any of said officers of the corporation may be a facsimile, or engraved, stamped or printed. Although any officer of the corporation whose manual or facsimile signature is affixed to a share certificate shall cease to be such officer before the certificate is delivered, such certificate, nevertheless, shall be effective in all respects when delivered.

These Regulations, or any of them, may be altered, amended, added to or repealed as provided by law and the Articles of Incorporation of the Corporation.

Adopted: May 7, 2002

Amended and Restated: April 25, 2007

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

July 26, 2007

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

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

July 26, 2007

Exhibit 32.1

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Daniel W. Schutt

Daniel W. Schutt

Chief Executive Officer

Date: July 26, 2007

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

Exhibit 32.2

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: July 26, 2007

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

Exhibit 99

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. United Bancshares, Inc. ("Corporation") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

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