Form 10-Q
period 2007-09-30
UNITED BANCSHARES INC/OH
filed 2007-10-26
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes           No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 12, 2007: 3,521,905

This document contains 27 pages.  The Exhibit Index is on page 20 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

Table of Contents

Page

Part I – Financial Information

Item 1 – Financial Statements	3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	18

Item 4T – Controls and Procedures	18

Part II – Other Information

Item 1 – Legal Proceedings Item 1A – Risk Factors	19 19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3 – Defaults upon Senior Securities	19

Item 4 – Submission of Matters to a Vote of Security Holders	20

Item 5 – Other Information	20

Item 6 – Exhibits	20

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 7,614,045	$ 10, 090,992
Interest-bearing deposits in other banks	8,657,698	1,419,207
Federal funds sold	7,595,000	800,420
Total cash and cash equivalents	23,866,743	12,310,619

SECURITIES, available-for-sale	139,691,633	168,074,718
FEDERAL HOME LOAN BANK STOCK, at cost	4,703,100	4,703,100
LOANS HELD FOR SALE	414,531	426,041

LOANS	349,558,666	335,123,431
Less allowance for loan losses	(2,079,212)	(2,275,486)
Net loans	347,479,454	332,847,945

PREMISES AND EQUIPMENT, net	7,967,467	6,675,668
GOODWILL CASH SURRENDER VALUE OF LIFE INSURANCE	7,282,013 11,278,241	7,282,013 10,949,090
OTHER ASSETS, including accrued interest receivable
and other intangible assets	8,368,889	7,105,942

TOTAL ASSETS	$ 551,052,071	$ 550,375,136

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 35,592,514	$ 37,955,148
Interest bearing	358,963,445	339,684,397
Total deposits	394,555,959	377,639,545

Federal Home Loan Bank borrowings Securities sold under agreements to repurchase	67,624,576 27,000,000	59,441,367 54,000,000
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	3,776,291	2,841,736

Total liabilities	503,256,826	504,222,648

SHAREHOLDERS' EQUITY
Common stock, $1 stated value, authorized 10,000,000 shares;
issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,659,661	14,659,661
Retained earnings	34,464,394	32,072,536
Accumulated other comprehensive loss	(1,354,744)	(1,352,031)
Treasury stock, 238,652 shares at September 30, 2007 and 192,508 shares at December 31, 2006, at cost	(3,734,623)	(2,988,235)
Total shareholders' equity	47,795,245	46,152,488

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 551,052,071	$ 550,375,136

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$6,905,976	$6,313,262	$20,182,233	$17,890,315
Securities:
Taxable	1,243,628	1,563,839	4,175,449	4,850,833
Tax-exempt	459,789	477,990	1,389,679	1,412,614
Other	61,368	15,401	188,366	29,431
Total interest income	8,670,761	8,370,492	25,935,727	24,183,193

INTEREST EXPENSE
Deposits	3,073,250	2,404,069	8,900,305	6,504,667
Other borrowings	1,249,187	1,694,387	4,165,280	4,623,180
Total interest expense	4,322,437	4,098,456	13,065,585	11,127,847

NET INTEREST INCOME	4,348,324	4,272,036	12,870,142	13,055,346

PROVISION FOR LOAN LOSSES	175,000	-	400,000	140,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,173,324	4,272,036	12,470,142	12,915,346

NON-INTEREST INCOME
Gain on sales of loans	80,782	104,011	241,573	244,651
Gain from sale of credit card portfolio	-	-	355,366	-
Loss on sales of securities	(93)	(89)	(224,038)	(4,090)
Loss on mortgage servicing rights	(381,996)	-	(319,555)	-
Other	832,933	729,897	2,258,540	2,087,967
Total non-interest income	531,626	833,819	2,311,886	2,328,528

NON-INTEREST EXPENSES	3,578,223	3,454,309	10,547,482	10,559,119

Income before income taxes	1,126,727	1,641,546	4,234,546	4,684,755
PROVISION FOR INCOME TAXES	192,000	353,000	868,000	962,000
NET INCOME	$934,727 ========	$1,298,546 =======	$3,366,546 ========	$3,722,755 ========

NET INCOME PER SHARE
Basic	$ 0.27	$ 0.36	$ 0.95	$ 1.03
Weighted average common shares outstanding	3,523,680	3,597,739	3,535,681	3,604,085

Diluted	$ 0.27	$ 0.36	$ 0.95	$ 1.03
Weighted average common shares outstanding	3,525,057	3,599,934	3,537,590	3,612,625

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity (Unaudited)
Nine months ended September 30, 2007 and 2006

	Common		Retained	Accumulated Other	Treasury
	Stock	Surplus	Earnings	Comprehensive Loss	Stock	Total
BALANCE AT DECEMBER 31, 2006	$ 3,760,557	14,659,661	32,072,536	(1,352,031)	(2,988,235)	$ 46,152,488

Cumulative effect of change in accounting principle Net income			519,152 3,366,546			519,152 3,366,546
Change in unrealized loss on securities, net of tax				(2,713)		(2,713)
Total comprehensive income						3,363,833
Dividends declared ($0.42 per share)			(1,479,485)			(1,479,485)
7,856 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan Purchase of 54,000 common shares			(14,355)		122,512 (868,900)	108,157 (868,900)
BALANCE AT SEPTEMBER 30, 2007	$ 3,760,557	14,659,661	34,464,394	(1,354,744)	(3,734,623)	$ 47,795,245

BALANCE AT DECEMBER 31, 2005	$ 3,760,557	14,651,596	29,026,911	(1,521,648)	(2,124,903)	$ 43,792,513

Net income			3,722,755			3,722,755
Change in unrealized loss on securities, net of tax				(22,285)		(22,285)
Total comprehensive income						3,700,470

Dividends declared ($0.39 per share)			(1,404,639)			(1,404,639)
Exercise of Stock Options (9,802 shares)		8,065			150,559	158,624
7,975 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan			(12,045)		122,053	110,008
Purchase of 44,177 common shares					(697,194)	(697,194)

BALANCE AT SEPTEMBER 30, 2006	$ 3,760,557	14,659,661	31,332,982	(1,543,933)	(2,549,485)	$ 45,659,782

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities	$ 4,468,798	$ 3,122,504

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from sales or maturities	28,179,855	8,596,673
Proceeds from sale of premises and equipment	49,545	-
Net increase in loans	(15,144,674)	(24,796,812)
Expenditures for premises and equipment	(1,855,795)	(227,368)
Net cash from investing activities	11,228,931	(16,427,507)

Cash flows from financing activities:
Net change in deposits	16,916,414	7,740,626
Long-term borrowings, net of repayments Purchase of treasury shares	(18,816,791) (869,900)	6,942,478 (697,194)
Proceeds from issuance of common stock	108,157	110,008
Cash dividends paid	(1,479,485)	(1,404,639)
Net cash from financing activities	(4,141,605)	12,691,279

Net change in cash and cash equivalents	11,556,124	(613,724)

Cash and cash equivalents:
At beginning of period	12,310,619	10,114,368
At end of period	$ 23,866,743	$ 9,500,644

Cash paid for:

Interest	$ 13,125,074 ==============	$ 10,969,421 ==============

Income taxes	$ 785,000 ==============	$ 945,000 ==============

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2007

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiary (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

During the quarter and nine month period ended September 30, 2007, the Corporation recognized a decrease in the fair value of mortgage servicing rights of $382,000 and $320,000, respectively, and such amounts are reported in non-interest income in the accompanying 2007 consolidated statements of income.

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

Note 3 – Sale of Credit Card Portfolio

Effective March 31, 2007, Union entered into an agreement to sell its credit card portfolio.  Under the terms of the agreement, the buyer will service the credit card portfolio and provide Union’s former credit card customers with credit cards branded with the Union name.  Based on the purchase price, as defined in the agreement, Union recognized a gain on sale of the credit card portfolio of $355,366 ($234,542 net of tax, or $.07 basic earnings per share).

Note 4 - Securities

The amortized cost and fair value of available-for-sale securities as of September 30, 2007 and December 31, 2006 are as follows (dollars in thousands):

	September 30, 2007		December 31, 2006
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury and Agencies	$ 14,208	$ 14,119	$ 29,668	$ 29,094
Obligations of states and political subdivisions	44,423	43,923	45,301	45,878
Mortgage-backed	83,061	81,597	95,101	93,049
Other	53	53	53	53

Total	$ 141,745 ========	$ 139,692 =======	$ 170,123 =======	$ 168,074 =======

A summary of gross unrealized gains and losses on available-for-sale securities at September 30, 2007 and December 31, 2006 follows (dollars in thousands):

	September 30, 2007		December 31, 2006
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

U.S. Treasury and agencies	$ 2	$ 91	$ 0	$ 574
Obligations of states and political subdivisions	168	668	678	101
Mortgage-backed	27	1,491	23	2,075

Total	$ 197 ========	$ 2,250 =======	$ 701 =======	$ 2,750 =======

Note 5 - Other Comprehensive Loss

The components of other comprehensive loss and related tax effects are as follows for the nine-month periods ended September 30, 2007 and 2006 (dollars in thousands):

	2007	2006
Unrealized holding losses on available-for-sale securities	$ (229)	$ (37)
Reclassification adjustments for securities losses realized to income	224	4

Net unrealized losses	(5)	(33)

Tax effect	(2)	(11)

Net-of-tax amount	$ (3) =======	$ (22) ======

Note 6 – Junior Subordinated Deferrable Interest Debentures

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (United Trust) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation.  The debentures mature on March 26, 2033, which date may be shortened to March 26, 2008, if certain conditions are met, as well as quarterly thereafter.  The interest rate of the debentures is fixed at 6.40% for a five-year period through March, 2008.  Thereafter, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.  Interest expense on the debentures amounted to $480,000 for the nine-month periods ended September 30, 2007 and 2006 and is included in interest expense-borrowings in the accompanying consolidated statements of income.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2007	2006	2007	2006
SIGNIFICANT RATIOS (Unaudited)
Net income to: Average assets (a) Average shareholders’ equity (a)	0.69% 7.92%	0.95% 11.77%	0.81% 9.57%	0.92% 11.37%
Net interest margin (a)	3.73%	3.57%	3.59%	3.66%
Efficiency ratio (b)	69.93%	64.54%	66.35%	65.54%
Average shareholders’ equity to average assets	8.73%	8.07%	8.50%	8.07%
Loans to deposits (end of period) (c)	88.70%	91.67%	88.70%	91.67%
Allowance for loan losses to loans (end of period) (d)	0.59%	0.70%	0.59%	0.70%
Cash dividends to net income	52.60%	35.99%	43.95%	37.73%

Book value per share	$ 13.57	$ 12.70	$ 13.57	$ 12.70

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

Union offers a full range of commercial banking services, including checking accounts, savings and money market accounts, time certificates of deposit, automatic teller machines, commercial, consumer, agricultural, residential mortgage loans and home equity loans, credit card services, safe deposit box rentals, and other personalized banking services.  Effective February 1, 2007, Union formed UBC Investments, Inc. (“UBC”) to hold and manage its securities portfolio.  The operations of UBC are located in Wilmington, Delaware.

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

The Corporation cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in the levels of market interest rates, credit and other risks associated with lending and investing activities, and competitive and regulatory factors could affect the Corporation’s financial performance and could cause the Corporation’s actual results for future periods to differ materially from those anticipated or projected.  The Corporation does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

The Corporation is registered as a Securities Exchange Act of 1934 reporting company.

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of the financial results.

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended September 30, 2007, the Corporation reported net income of $935,000, or $0.27 basic earnings per share. This compares to third quarter 2006 net earnings of $1,299,000, or $0.36 basic earnings per share.  Compared with the same period in 2006, third quarter 2007 net income decreased $364,000 or 28.0%.  The $364,000 decrease for the quarter was primarily the result of a $382,000 decrease in fair value of mortgage servicing rights, $96,000 (net of insurance recovery) of expenses resulting from a flood at the Corporation’s Ottawa facility, and an increase of $175,000 in the provision for loan losses, offset by an increase of $76,000 in net interest income, an $80,000 increase in other non-interest income, and a decrease in the provision for income taxes of $161,000.

Net income for the nine months ended September 30, 2007, totaled $3,367,000, or $0.95 basic earnings per share compared to net income of $3,723,000, or $1.03 basic earnings per share for the same period in 2006.  The decrease in net income for the nine month period was primarily the result of a $320,000 decrease in fair value of mortgage servicing rights, the aforementioned flood loss, a decrease of $185,000 in net interest income, an increase in the provision for loan losses of $260,000, and a $224,000 loss on sale of securities, offset by a $355,000 gain on sale of the credit card portfolio, an increase of $172,000 in other non-interest income,  and a decrease in the provision for income taxes of $94,000.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.  Net interest income was $4,348,000 for the third quarter of 2007, compared to $4,272,000 for the same period of 2006.  Net interest income was $12,870,000 for the nine months ended September 30, 2007, compared to $13,055,000 for the same period of 2006, a decrease of $185,000.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the three and nine months ended September 30, 2007, the net interest margin (on a taxable equivalent basis) was 3.73% and 3.59% respectively, compared with 3.57% and 3.66% for the same periods of 2006.  Although the Corporation has experienced a slight decrease in the year-to-date net interest margin as compared to the previous year, the net interest margin is trending up as evidenced by the third quarter 2007 net interest margin exceeding the third quarter 2006 net interest margin.  This trend is due to second quarter 2007 balance sheet restructuring and loans comprising a larger portion of the balance sheet.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s periodic calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s markets.  A $175,000 provision for loan losses was made for the third quarter of 2007, and a $400,000 provision was made for the nine months ended September 30, 2007, compared to no provisions for loan losses for the three month and $140,000 for the nine month periods ended September 30, 2006.  See “Allowance for Loan Losses” under Financial Condition for further discussion of the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees,  earnings on Bank Owned Life Insurance, income arising from sales of investment products to customers, and occasional security sale transactions.  Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter.

Gain on sales of loans amounted to $81,000 for the quarter ended September 30, 2007, compared to $104,000 for the third quarter of 2006.  The quarterly gain included capitalized servicing rights of $22,000 and $54,000 on $2.1 million and $6.2 million of originated loan sales during the quarters ended September 30, 2007 and 2006, respectively.  The balance of the gain on sales of loans represented cash gains.  For the three and nine month periods ended September 30, 2007, a loss of $382,000 and $320,000, respectively, was recorded as a result of the adoption of Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an Amendment of FASB Statement 140” (Statement 156).  Effective January 1, 2007, quarterly changes in the fair value of mortgage servicing rights will be reflected in the Corporation’s operations.  The value of mortgage servicing rights decreased during the third quarter due to changes in the Fed Funds rate and mortgage rates, the market’s perception of mortgage investment products, and a sluggish national housing market.  There were no security sales during the quarter ended September 30, 2007 and 2006.

Other non-interest income increased $103,000 (14.1%) to $833,000 for the quarter ended September 30, 2007.  The increase was primarily the result of increases in net NSF and overdraft charges of $33,000, ATM and debit card fee increases of $9,000, and gain on sale of Other Real Estate Owned of $34,000.

Non-Interest Expenses

For the quarter ended September 30, 2007 non-interest expenses were $3,578,000, compared to $3,454,000 for the third quarter of 2006, a $124,000 (3.6%) increase.  For the nine month period ended September 30, 2007, other non-interest expenses totaled $10,547,000 compared to $10,559,000 for the comparable period of 2006, a decrease of $12,000 (0.1%).

Non-interest expenses for the three and nine month periods ended September 30, 2007 includes $96,000 (net of insurance recovery) of expenses relating to the August 2007 flood at the Corporation’s Ottawa facility.
Pending the approval of site permits, the Corporation plans to construct a new facility at the Ottawa location by the second quarter of 2008.

The operating results for the three and nine month periods included an adjustment to the provision for stock options based on the Corporation’s closing stock price as of September 30, 2007 and 2006.  As a result of this adjustment, non-interest expenses were reduced $1,000 and $30,000, respectively, for the three and nine month periods ended September 30, 2007, and were increased $11,000 for the three month period and decreased $13,000 for the nine month period, each ended September 30, 2006.  In addition to the Corporation’s ongoing commitment to the improvement of internal controls and the overall operational environment, the Corporation has and will continue to identify and implement cost saving strategies.  Such strategies have led to the reduction of non-interest expenses for the nine month period ending September 30, 2007 compared to the same period in 2006.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  For the quarter ended September 30, 2007, the Corporation’s efficiency ratio was 69.93% compared to 64.54% for the same period of 2006.  For the nine month period ended September 30, 2007, the Corporation’s efficiency ratio was 66.35% compared to 65.54% for the same period of 2006.   The Corporation’s efficiency ratio for the third quarter of 2007 increased as a result of the change in fair value of mortgage servicing rights and flood loss at the Ottawa facility.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2007 was $192,000, or 17.0% of income before income taxes, compared to $353,000, or 21.5%, for the comparable 2006 period.  The provision for income taxes for the nine month period ended September 30, 2007 was $868,000, or 20.5% of income before income taxes, compared to $962,000, or 20.5%, for the comparable 2006 period.  The decrease in the effective tax rate for the third quarter of

2007 was largely the result of tax exempt income for securities and Bank Owned Life insurance comprising a larger portion of pre-tax income.

Return on Assets

Return on average assets was 0.69% for the third quarter of 2007, compared to 0.95% for the comparable quarter of 2006.  Return on average assets for the nine months ended September 30, 2007 was 0.81% compared to 0.92% for the same period of 2006.  The decrease was primarily the result of reduced net income since the Corporation’s earning asset base remained relatively consistent.

Return on Equity

Return on average equity for the third quarter of 2007 was 7.92% compared to 11.77% for the same period of 2006.  Return on average equity for the nine months ended September 30, 2007 was 9.57% compared to 11.37% for the same period in 2006.  This decrease was the result of an increase in average equity as more fully explained below in the shareholders’ equity section and a decrease in net income.  The Corporation and Union met all regulatory capital requirements and Union is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $551.1 million at September 30, 2007 compared to $550.4 million at December 31, 2006, an increase of $700,000, or 0.1%.  The increase in assets was the result of an increase of $14.4 million in gross loans and an increase in total cash and cash equivalents of $11.6 million offset by a decrease of $28.4 million in available for sale securities.  Deposits during this same period increased $16.9 million (4.5%) and other borrowings (consisting of Federal Home Loan Bank borrowings, securities sold under agreements to repurchase, and junior subordinated deferrable debentures) decreased $18.8 million (15.2%).

Shareholders’ equity increased from $46.2 million at December 31, 2006 to $47.8 million at September 30, 2007.  This increase was the result of net income ($3,367,000), the cumulative effect change from adoption of Statement 156 ($519,000), and the sale of 7,856 treasury shares ($108,000) under the Corporation’s Employee Stock Purchase Plan, offset by the payment of dividends ($1,479,000), a $3,000, net of tax, increase in unrealized losses on securities, and the repurchase of 54,000 common shares ($869,000).  The aforementioned increase in unrealized securities losses from January 1, 2007 to September 30, 2007, was primarily the result of customary and expected changes in the bond market.  The unrealized losses on securities are reported as accumulated other comprehensive loss in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $23.9 million at September 30, 2007 compared to $12.3 million at December 31, 2006.  Cash and cash equivalents at September 30, 2007 includes Federal funds sold of $7.6 million compared to $800,000 at December 31, 2006.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs.  Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

Securities

At September 30, 2007, available-for-sale securities totaled $139.7 million, a decrease of $28.4 million (16.9%) from December 31, 2006.  The decrease in available-for-sale securities was the result of management’s decision to restructure its balance sheet in addition to the decision to use the portfolio’s cash flows to fund loan growth instead of reinvesting them in the securities portfolio.  Management believes classifying securities as available-for-sale provides the Corporation flexibility and facilitates greater interest rate risk management opportunities.  At September 30, 2007, the amortized cost of the Corporation’s securities totaled $141.7 million, resulting in net unrealized losses of approximately $2.1 million and a corresponding after tax decrease in shareholders’ equity of $1.4 million.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans (including loans held for sale) totaled $350.0 million at September 30, 2007 compared to $335.5 million at December 31, 2006, an increase of $14.4 million (4.3%).

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans (excluding loans held for sale) was 0.59% at September 30, 2007 compared to 0.68% at December 31, 2006.  Management believes the allowance is adequate given the composition of and risk inherent in the loan portfolio of Union.  Management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the allowance for loan losses for the nine months ended September 30, 2007 and 2006, respectively:

	(dollars in thousands)

	2007	2006
Balance, beginning of period	$2,275	$2,540

Charge offs	(798)	(519)
Recoveries	202	176
Net charge offs	(596)	(343)

Provision for loan losses	400	140
Balance, end of period	$2,079 =====	$2,337 =====

Loans on non-accrual status as a percentage of outstanding loans were 0.76% at September 30, 2007, compared to 0.78% at December 31, 2006.  Non-accrual loans totaled $2,655,000 and $2,601,000 at September 30, 2007 and December 31, 2006, respectively.  Non-accrual loans at September 30, 2007 and 2006 included one large well-secured credit.  Management believes the current level of non-accrual loans is acceptable and is a reflection of the quality of Union’s loan portfolio as well as the adequacy of staffing levels devoted to monitoring and pursuing the collection of these credits.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Traditional deposits continue to be the most significant source of funds for the Corporation, totaling $394.6 million, or 79.0% of the Corporation’s funding sources at September 30, 2007.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 9.0% of total deposits at September 30, 2007 compared to 9.3% at September 30, 2006.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements.  These borrowings consisted of FHLB borrowings totaling $67.6 million and $59.4 million at September 30, 2007 and December 31, 2006, respectively, and securities sold under agreement to repurchase totaling $27.0 million and $54.0 million at September 30, 2007 and December 31, 2006, respectively.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the nine month period ended September 30, 2007, the Corporation had net income of $3,367,000 and declared dividends of $1,479,000, resulting in a dividend payout ratio of 43.95% of net income.  Management believes the overall equity level supports this payout ratio.  During the nine month period ended September 30, 2007 and 2006, the Corporation transferred 7,856 and 7,975 shares, respectively of treasury stock to participants of the Corporation’s Employee Stock Purchase Plan. In addition, during the nine month period ended September 30, 2007 and 2006, the Corporation purchased 54,000 and 44,177 shares, respectively through its share repurchase program.

The increase in net unrealized loss on available-for-sale securities, net of income taxes, was $3,000 for the nine months ended September 30, 2007.  Since all the securities in the Corporation’s portfolio are classified as available-for-sale, both the securities and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the last three years.  The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended September 30, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

07/01/07 -

07/31/07

None

 None

      None

          190,442

08/01/07 -

08/31/07

5,000

  14.87

      5,000

          185,442

09/1/07 –

09/30/07

None

  None

      None

          185,442

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

UNITED BANCSHARES, INC.

Date:	October 26, 2007	By:/s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED SEPTEMBER 30, 2007

Exhibit Number	Description	Exhibit Location
3(i)	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
3(ii)	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 2007.
10.1	Employment Agreement – Daniel W. Schutt	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.

10.11	Salary Continuation Agreement – Daniel W. Schutt	Incorporated by reference to Corporation's Form 10-K filed March 23, 2007.
10.2	Agreement - Brian D. Young	Incorporated by reference to Corporation's Form 8-K filed July 20, 2006.
10.3	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.4	Executive Supplemental Income Agreement - Bonita Selhorst	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.5	Salary Continuation Agreement Second Amendment – Daniel W. Schutt	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.6	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005.
10.7	Executive Supplemental Income Agreement, First Amendment - Bonita Selhorst	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.8	Salary Continuation Agreement, First Amendment – Daniel W. Schutt	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.9	Salary Continuation Agreement, First Amendment – Brian D. Young	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith

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

October 26, 2007

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

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

October 26, 2007

Exhibit 32.1

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Daniel W. Schutt

Daniel W. Schutt

Chief Executive Officer

Date: October 26, 2007

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

Exhibit 32.2

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: October 26, 2007

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

Exhibit 99

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. United Bancshares, Inc. ("Corporation") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

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

Loans not secured by one to four family residential real estate are generally considered to involve greater risk of loss than loans secured by one to four-family residential real estate due, in part, to the effects of general economic conditions. The repayment of multifamily residential, nonresidential real estate and commercial loans generally depends upon the cash flow from the operation of the property or business, which may be negatively affected by national and local economic conditions. Construction loans may also be negatively affected by such economic conditions, particularly loans made to developers who do not have a buyer for a property before the loan is made. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. When consumers have trouble paying their bills, they are more likely to pay mortgage loans than consumer loans. In addition, the collateral securing such loans, if any, may decrease in value more rapidly than the outstanding balance of the loan.

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