Form 10-K
period 2007-12-31
UNITED BANCSHARES INC/OH
filed 2008-03-27
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934, as amended

For the year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer, accelerated filer, and small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____     Accelerated filer ____     Non-accelerated filer ____     Small Reporting Company      X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant, was $46,341,048, based upon the last sales price as quoted on the Nasdaq National Market as of June 30, 2007.

The number of shares of Common Stock outstanding as of February 22, 2008: 3,443,128.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2007 are incorporated by reference into Part II.  Portions of the Proxy Statement dated March 20, 2008 for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

1

PART I

Item 1.

Business

General

United Bancshares, Inc. (the “Corporation”), an Ohio corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation was incorporated and organized in 1985.  The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.  As of December 31, 2007, the Corporation employed approximately 135 employees.  On March 7, 2003, following the receipt of approval from the appropriate regulatory authorities, the Corporation collapsed the charters of Citizens Bank of Delphos and the Bank of Leipsic and merged them into the charter of The Union Bank Company (the “Bank”).  Following the merger of the Corporation’s other two bank subsidiaries into The Union Bank Company; the Corporation is now a one-bank holding company, as that term is defined by the Federal Reserve Board.

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

General Description of Bank Subsidiary

The Bank is engaged in the business of commercial banking.  The Bank is an Ohio state-chartered bank, which serves the Ohio counties of Allen, Putnam, Sandusky, Van Wert and Wood, with office locations in Bowling Green, Columbus Grove, Delphos, Gibsonburg, Kalida, Leipsic, Lima, Ottawa, and Pemberville.

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

Effect of Environmental Regulation

Compliance with federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, have not had a material effect upon the capital expenditures, earnings or competitive position of the Corporation and its subsidiary.  The Corporation believes that the nature of the operations of its subsidiary has little, if any, environmental impact.  The Corporation, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future.  The Corporation’s subsidiary may be required to make capital expenditures for environmental control facilities related to properties, which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable.

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

The Corporation and its subsidiary currently satisfy all capital requirements.  Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.  The junior subordinated deferrable interest debentures issued in 2003, as described in Note 11 to the consolidated financial statements contained in the Corporation’s Annual Report, currently qualify as Tier I capital for regulatory purposes.  However, it is possible that regulations could change so that such securities do not qualify.

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

Deposit Insurance Assessments and Recent Legislation

The Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Deposit Insurance Reform Acts”) were both signed into law during February, 2006.  The provisions of the Deposit Insurance Reform Acts included, among other things, merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new fund called the Deposit Insurance Fund, which merger was effective March 31, 2006; increasing insurance coverage for retirement accounts from $100,000 to $250,000, effective April 1, 2006; adjusting deposit insurance levels of $100,000 for non-retirement accounts and $250,000 for retirement accounts every five years based on an inflation index, with the first adjustment to be effective on January 1, 2011; eliminating a 1.25% hard target Designated Reserve Ratio, as defined, and giving the FDIC discretion to set the Designated Reserve Ratio within a range of 1.15% to 1.50% for any given year; eliminating certain restrictions on premium rates the FDIC charges covered institutions and establishing a risk-based premium system; and providing for a one-time credit for institutions that paid premiums to the Bank Insurance Fund or the Savings Association Insurance Fund prior to December 31, 1996.

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

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.

The following are the average balance sheets for the years ended December 31:

ASSETS	2007	2006	2005
	(dollars in thousands)
Interest-earning assets
Securities available-for-sale (1)
Taxable	$111,472	$134,876	$162,044
Non-taxable	44,301	45,696	38,859
Interest bearing deposits	3,741	745	733
Federal funds sold	4,368	277	2,925
Loans (2)	345,532	323,802	311,107
Total interest-earning assets	509,414	505,396	515,668
Non-interest-earning assets
Cash and due from banks	7,903	8,589	8,339
Premises and equipment, net	7,211	6,109	6,483
Accrued interest receivable and other assets	27,365	25,601	20,757

Allowance for loan losses	(2,199)	(2,448)	(2,784)

	$549,694 =======	$543,247 =======	$548,463 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$108,330	$110,431	$124,728
Time deposits	241,961	216,963	206,381
Federal funds purchased	11	1	99
Junior subordinated deferrable interest debentures	10,300	10,300	10,300
Other Borrowings	101,941	124,526	125,978
Total interest-bearing liabilities	462,543	462,221	467,486
Non-interest-bearing liabilities
Demand deposits	36,281	34,395	34,033
Accrued interest payable and other liabilities	3,600	2,419	2,736

Shareholders' equity (3)	47,270	44,212	44,208
	$549,694 =======	$543,247 =======	$548,463 =======

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

	2007 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities available-for-sale (1)
Taxable	$111,472	$ 5,383	4.83%
Non-taxable (2)	44,301	2,797	6.31%
Loans (3, 4)	345,532	27,271	7.89%
Other	8,109	373	4.60%
Total interest-earning assets	$509,414	$35,824	7.03%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$108,330	$1,405	1.30%
Time deposits	241,961	10,598	4.38%
Federal funds purchased	11	1	9.09%
Junior subordinated deferrable interest debentures	10,300	640	6.21%
Other borrowings	101,941	4,787	4.70%
Total interest-bearing liabilities	$462,543	$17,431	3.77%

Net interest income, tax equivalent basis		$ 18,393 ======
Net interest income as a percent of average interest-earning assets			3.61% =====

(1)

Securities, available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balance of non-accrual loans and loans held for sale.

(4)

Interest income on loans includes fees on loans of $1,014,527.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2006 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities available-for-sale (1)
Taxable	$134,876	$ 6,378	4.73%
Non-taxable (2)	45,696	2,854	6.25%
Loans (3, 4)	323,802	24,454	7.55%
Other	1,022	74	7.24%
Total interest-earning assets	$505,396	$33,760	6.68%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$110,431	$2,508	1.17%
Time deposits	216,963	6,687	3.64%
Federal funds purchased	1	-	-
Junior subordinated deferrable interest debentures	10,300	640	6.21%
Other borrowings	124,526	5,591	4.49%
Total interest-bearing liabilities	$462,221	$15,426	3.34%

Net interest income, tax equivalent basis		$ 18,334 ======
Net interest income as a percent of average interest-earning assets			3.63% =====

(1)

Securities, available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balance of non-accrual loans and loans held for sale.

(4)

Interest income on loans includes fees on loans of $1,114,879.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2005 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities available-for-sale (1)
Taxable	$162,044	$ 7,264	4.48%
Non-taxable (2)	38,859	2,410	6.20%
Loans (3, 4)	311,107	21,106	6.78%
Other	3,658	115	3.14%
Total interest-earning assets	$515,668	$30,895	5.99%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$124,728	$1,240	0.99%
Time deposits	206,381	5,119	2.48%
Federal funds purchased	99	4	4.04%
Junior subordinated deferrable interest debentures	10,300	640	6.21%
Other borrowings	125,978	4,977	3.95%
Total interest-bearing liabilities	$467,486	$11,980	2.56%

Net interest income, tax equivalent basis		$ 18,915 ======
Net interest income as a percent of average interest-earning assets			3.67% =====

(1)

Securities, available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balance of non-accrual loans and loans held for sale.

(4)

Interest income on loans includes fees on loans of $1,035,557.

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

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.

	2007/2006_______
	Total Variance		Variance Attributable To Volume Rate
INTEREST INCOME	(dollars in thousands)
Securities -
Taxable	$ (995)	$ (1,128)	$ 133

Non-taxable	(57)	(88)	31

Loans	2,817	1,685	1,132
Other	299	335	(36)

	2,064	804	1,260

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	(1,103)	(47)	(1,056)

Time deposits	3,911	840	3,071

Federal funds purchased	1	0	1

Junior Subordinated deferrable interest debentures	--	--	--

Other Borrowings	(804)	(1,051)	247

	(2,005)	(258)	2,263

NET INTEREST INCOME	$ 59 ==========	$ 1,062 ========	$ (1,003) =======

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2006/2005_______
	Total Variance		Variance Attributable To Volume Rate
INTEREST INCOME	(dollars in thousands)
Securities -
Taxable	$ (886)	$ (1,317)	$ 431

Non-taxable	444	427	17

Loans	3,348	887	2,461
Other	(41)	(83)	42

	2,865	86	2,951

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	1,268	(124)	1,392

Time deposits	1,568	274	1,294

Federal funds purchased	(4)	(2)	(2)

Junior Subordinated deferrable interest debentures	--	--	--

Other Borrowings	614	(57)	671

	3,446	91	3,355

NET INTEREST INCOME	$ (581) =======	$ (177) =======	$ (404) =======

II.

INVESTMENT PORTFOLIO

A.

The carrying amount of securities available-for-sale as of December 31 are summarized as follows:

	2007	2006	2005
	(dollars in thousands)
U.S. Government agency securities	$13,235	$29,094	$28,877
Obligations of states and political subdivisions	44,362	45,879	42,357
Mortgage-backed securities	80,305	93,049	112,065
Other	2	53	53
	$137,904 =======	$168,075 =======	$183,352 =======

The above excludes Federal Home Loan Bank stock amounting to $4,703,100 in 2007 and 2006, and $4,439,600 in 2005.

B.

The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2007 are as follows:

		Maturing
	Within One Year	After One year But Within Five Years	After Five Years But Within Ten Years	After Ten Years
	(dollars in thousands)
U.S. Government agency securities	$ 8,731	$ 4,504	$ 0	$ 0
Obligations of states and political subdivisions	6,501	15,571	20,439	1,851
Mortgage-backed securities (1)	577	75,061	4,667	0

	$ 15,809 =====	$ 95,136 ======	$ 25,106 ======	$ 1,851 ======

		Weighted Average Yield

U.S. Government agency securities	4.34%	4.09%	--	--
Obligations of states and political subdivisions	4.44%	4.03%	4.09%	4.33%
Mortgage-backed securities (1)	5.09%	4.73%	5.11%	--

Total	4.40% ======	4.59% ======	4.28% ======	4.33 ======

(1)

Maturity based upon estimated weighted-average life.

(2)

Table excludes Federal Home Loan Bank stock and $2,000 of securities having no maturity date.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.

Excluding those holdings in the investment portfolio of U.S. Government agency securities, there were four securities which exceeded 10% of Shareholders’ equity at December 31, 2007.  One security was a variable rate collateralized mortgage obligation (“CMO”) with a $6,167,000 book value as of December 31, 2007.  The other three securities were variable rate mortgage-backed securities (“MBS”) with the following book values as of December 31, 2007: $8,848,000, $8,751,000, and $11,204,000.

III.

LOAN PORTFOLIO

A.

Types of Loans – Total loans, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	2007	2006	2005	2004	2003
	(dollars in thousands)
Commercial and agricultural	$222,566	$198,768	$172,840	$ 172,818	$ 167,423
Real estate mortgage	110,770	105,018	108,252	112,786	108,180
Consumer loans to individuals	26,224	31,763	28,913	20,987	16,618
	$ 359,560 =======	$ 335,549 =======	$ 310,005 =======	$ 306,591 =======	$ 292,221 =======

Real estate mortgage amounts include real estate construction loans of $18.0 million in 2007, $11.9 million in 2006, $13.9 million in 2005, $14.6 million in 2004, and $10.2 million in 2003.  There is no lease financing receivables in any year.

CONCENTRATIONS OF CREDIT RISK – The Corporation’s depository institution subsidiary grants commercial, real estate, installment, and credit card loans to customers primarily located in Northwestern Ohio.  Commercial loans include loans collateralized by business assets and agricultural loans collateralized by crops and farm equipment.  As of December 31, 2007 commercial and agricultural loans make up 61.90% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses.  As of December 31, 2007, real estate mortgage loans make up 30.81% of the loan portfolio and are collateralized by first mortgages on residential real estate.  As of December 31, 2007, consumer loans to individuals make up 7.29% of the loan portfolio and are primarily collateralized by consumer assets.

B.

Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2007 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing	Commercial and Agricultural
(dollars in thousands)

Within one year	$ 53,163
After one year but within five years	35,929
After five years	133,474
$ 222,566 =======

III.

LOAN PORTFOLIO (CONTINUED)

Interest Sensitivity
	Fixed Rate	Variable Rate	Total
(dollars in thousands)
Due after one year but within five years	$ 19,170	$ 16,759	$ 35,929
Due after five years	9,793	123,681	133,474
	$ 28,963 ======	$ 140,440 ======	$ 169,403 =======

C.

Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans – The following table summarizes non-accrual, past due, restructured and impaired loans at December 31:

	2007	2006	2005	2004	2003
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$2,613	$2,601	$2,060	$ 2,135	$ 1,625
(b) Accruing loans that are contractually past due 90 days or more as to interest or principal payments and are still accruing interest	824	556	906	707	1,207
(c) Loans not included in (a) or (b) which are "Troubled Debt Restructurings" as defined by Statement of Financial Accounting Standards No. 15	--	--	--	--	--

	$3,437 =====	$3,157 =====	$2,966 =====	$2,842 =====	$2,832 =====

Management believes the allowance for loan losses at December 31, 2007 is adequate to absorb any losses on non-performing loans, as the allowance balance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time.

III.

LOAN PORTFOLIO (CONTINUED)

The following is reported for the year ended December 31, 2007:

2007 (dollars in thousands)

Gross interest income that would have been recorded in 2007 on non-

accrual loans outstanding at December 31, 2007 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period

$ 217

Interest income actually recorded on non-accrual loans and included in net income for the period	--

Interest income not recognized during the period	$ 217 ======

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

2.

Potential problem loans

As of December 31, 2007, in addition to the $3,437,000 of loans reported under Item III. C, there are approximately $13,110,000 in other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C, at some future date.  Consideration was given to loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed in Item III. C above.  To the extent that such loans are not included in the $13,110,000 in potential problem loans described above, management believes that such loans will not materially impact future operating results, liquidity, or capital resources.

3.

Foreign outstandings

None

4.

Loan concentrations

At December 31, 2007, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated approximately $66,267,000.  At December 31, 2007, there was one loan for $219,000 in agricultural commercial loans, which was accounted for on a non-accrual basis; and there were no accruing agricultural commercial loans which were contractually past due ninety days or more as to interest or principal payments.

D.

Other interest-bearing assets

As of December 31, 2007, there were no other interest-bearing assets that are required to be disclosed.

IV.

SUMMARY OF LOAN LOSS EXPERIENCE

A.

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2007	2006	2005	2004	2003
LOANS	(dollars in thousands)
Loans outstanding at end of period (1)	$ 359,560 =======	$ 335,549 =======	$ 310,005 =======	$ 306,591 =======	$ 292,221 =======
Average loans outstanding during period (1)	$ 345,532 =======	$ 323,802 =======	$ 311,107 =======	$ 297,732 =======	$ 280,303 =======
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$ 2,275	$ 2,540	$ 2,757	$ 2,768	$ 2,785
Loans charged off - Commercial and agricultural	(215)	(261)	(638)	(530)	(82)
Real estate mortgage	(162)	(104)	(66)	(116)	(362)
Consumer loans to individuals	(546)	(453)	(265)	(203)	(211)
	(923)	(818)	(969)	(849)	(655)
Recoveries of loans previously charged off -
Commercial and agricultural	28	69	52	91	9
Real estate mortgage	10	34	31	34	107
Consumer loans to individuals	218	110	128	136	72
	256	213	211	261	188
Net loans charged off	(667)	(605)	(758)	(588)	(467)
Transfer to other liabilities	--	--	(71)	--	--
Provision for loan losses	625	340	612	577	450

Balance at end of period	$2,233 =====	$2,275 =====	$2,540 =====	$ 2,757 =====	$ 2,768 =====

Ratio of net charge-offs during the period to average loans outstanding during the period	0.19% =====	0.19% =====	0.24% =====	0.20% =====	0.17% =====

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

IV.

SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

B.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	(dollars in thousands)
	December 31, 2007		December 31, 2006
Commercial and agricultural	$ 1,350	61.9%	$ 1,426	59.2%
Real Estate mortgages	295	30.8%	406	31.3%
Consumer loans to individuals	377	7.3%	385	9.5%
Unallocated	211	N/A	58	N/A
	$ 2,233 ======	100.0% ======	$ 2,275 ======	100.0% ======

	December 31, 2005		December 31, 2004
Commercial and agricultural	$ 1,395	55.8%	$ 1,937	56.4%
Real Estate mortgages	876	34.9%	543	36.8%
Consumer loans to individuals	165	9.3%	262	6.8%
Unallocated	104	N/A	15	N/A
	$ 2,540 ======	100.0% ======	$ 2,757 ======	100.0% ======

	December 31, 2003
Commercial and agricultural	$ 1,758	57.3%
Real Estate mortgages	469	37.0%
Consumer loans to individuals	399	5.7%
Unallocated	142	N/A
	$ 2,768 ======	100.0% ======

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.

DEPOSITS

A.&B.

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	(dollars in thousands)
	2007 Average Amount	2007 Average Rate	2006 Average Amount	2006 Average Rate

Savings and interest- bearing demand deposits	$ 108,330	1.30%	$ 110,431	1.17%
Time deposits	241,961	4.38%	216,963	3.64%
Demand deposits (non-interest bearing)	36,281	--	34,395	--
	$ 386,572 =======		$ 361,789 =======

	2005 Average Amount	2005 Average Rate

Savings and interest- bearing demand deposits	$ 124,728	0.99%
Time deposits	206,381	2.48%
Demand deposits (non-interest bearing)	34,033	--
	$ 365,142 =======

C.&E.

There were no foreign deposits in any periods presented

D.

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2007 are summarized as follows:

Three months or less	$ 24,092
Over three months and through six months	15,593
Over six months and through twelve months	10,049
Over twelve months	7,001

$56,734 ======

VI.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2007	2006	2005
(dollars in thousands)

Average total assets	$ 549,694 =======	$ 543,247 =======	$ 548,463 =======
Average shareholders' equity (1)	$ 47,270 =======	$ 44,212 =======	$ 44,208 =======
Net income	$ 4,579 =======	$ 4,927 =======	$ 4,622 =======
Cash dividends declared	$ 1,969 =======	$ 1,869 =======	$ 1,760 =======

Return on average total assets	0.83% ======	0.91% ======	0.84% ======
Return on average shareholders' equity	9.69% ======	11.14% ======	10.46% ======
Dividend payout ratio (2)	43.00% ======	37.93% ======	38.08% ======
Average shareholders' equity to average total assets	8.60% ======	8.14% ======	8.06% ======

(1)

Average shareholders’ equity includes average unrealized gains or losses on securities available-for-sale.

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

  The Corporation’s Profitability Depends Significantly on Economic Conditions in the State of Ohio

The Corporation’s success depends primarily on the general economic conditions of the State of Ohio and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the Ohio counties of Allen, Putnam, Sandusky, Van Wert, and Wood. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact those local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

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

4.

A full service branch office is located at 1410 Bellefontaine Avenue, Lima, Ohio.  The building was constructed in 1998 and contains approximately 4,200 square feet.

5.

A drive-thru facility containing approximately 720 square feet located at 101 Progressive Drive, Columbus Grove, Ohio was completed and opened in February 2007.  The new facility replaced a drive-thru facility that was located at 200 East Sycamore Street, Columbus Grove, Ohio, which was completely demolished in July 2007.

6.

Two buildings located at 102 & 106 South High Street, Columbus Grove, Ohio were constructed in approximately 1930.  They are both two-story buildings and together contain approximately 9,700 square feet.  These facilities are used to house the operations areas of the Bank.

7.

A full service branch office is located at 215 West Market Street, Lima, Ohio.  The building was constructed in approximately 1954 and contains approximately 5,700 square feet.  The building was acquired in 2000.

8.

A full service branch office is located at 318 South Belmore Street, Leipsic, Ohio.  The constructed in 2001 and contains approximately 3,100 square feet.

9.

A full service branch office is located at 114 East 3rd Street, Delphos, Ohio.  The building was acquired as part of the Citizens Bank of Delphos Acquisition in 2001.

10.

A full service branch office is located at 140 Front Street, Pemberville, Ohio.  The building was acquired as part of the RFCBC branch Acquisition in March 2003.

11.

A full service branch office is located at 230 West Main Street, Gibsonburg, Ohio.  The building was acquired as part of the RFCBC branch Acquisition in March 2003.

12.

A full service branch office is located at 1300 North Main Street, Bowling Green, Ohio.  Construction was completed during the third quarter of 2007.

In addition to the aforementioned properties, the Bank leased approximately 2,000 square feet of office space at 1204 West Wooster Street, Bowling Green, Ohio until the third quarter of 2007.  The property was operated as a full-service banking center until the branch office at 1300 North Main Street, Bowling Green, Ohio was opened.  The Bank is also leasing a temporary branch located at the site of the former Ottawa branch which was damaged by a flood in August 2007.  A new Ottawa branch is expected to be constructed during 2008.

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

No matter was submitted to a vote of shareholders during the quarter ended December 31, 2007.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were approximately 1,526 shareholders of record as of January 31, 2008.

The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2007:

Total number

Maximum number

shares purchased

of shares that may

Total number

Average

as part of publicly

yet be purchased

of shares

price paid

announced plan

under the plan

Period

purchased(a)

per share(c)

or program

or program(b)

10/1/07 -

10/31/07

15,000

   $14.90

   229,558

   170,442

11/01/07 -

11/30/07

17,500

   $14.56

   247,058

   152,942

12/1/07 -

12/31/07

None

     N/A

   247,058

   152,942

(a) All share purchases were part of a publicly announced plan and all were open-market transactions.

(b) A stock repurchase program (“Plan”) was announced on July 29, 2005 (100,000 shares authorized) and expanded by 100,000 shares on December 23, 2005 and 200,000 shares on March 20, 2007.  The Plan authorizes the Corporation to repurchase up to 400,000 of the Corporation’s common shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

(c) include related brokerage fees.

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2007 (“Annual Report”), which is included herein as Exhibit 13.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance.
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,006	12.95	---
Equity compensation plans not approved by security holders	---	---	---
Total	12,006	12.95	---

Item 6.

Selected Financial Data

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2007 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from page 4 through 13 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2007 (“Annual Report”), which is included herein as Exhibit 13.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference from page 12 through 13 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2007 (“Annual Report”), which is included herein as Exhibit 13.

Item 8.

Financial Statements and Supplementary Data

The information required herein is incorporated by reference from page 15 through 49 of United Bancshares’ Annual Report to Shareholders for 2007 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.

Controls and Procedures

An evaluation of the effectiveness of the Corporation’s internal controls over financial reporting was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Item 9A(T). Controls and Procedures

REPORT ON MANAGEMENT’S ASSESSMENT OF

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. Management of the Corporation and its subsidiary are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f.  The Corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer. The purpose is to provide reasonable assurance to the Board of Directors regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management maintains internal controls over financial reporting. The internal controls contain control processes and actions are taken to correct deficiencies as they are identified. The internal controls are evaluated on an ongoing basis by the Corporation’s Management, and Audit Committee. Even effective internal controls, no matter how well designed, have inherent limitations – including the possibility of circumvention or overriding of controls – and therefore can provide only reasonable assurance with respect to financial statement preparation. Also, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the Corporation’s internal controls as of December 31, 2007, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Corporation’s internal control over financial reporting met the criteria.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance of the Registrant

The information required herein concerning Directors and Executive Officers is contained under the captions “Election of Directors” and “Directors and Executive Officers” of the Corporation’s definitive proxy statement dated March 20, 2008, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the caption “Audit Committee Report” of the Corporation’s proxy statement dated March 20, 2008, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s procedures for the nomination of Directors is contained under the caption “Committees of the Board of Directors” in the Corporation’s definitive proxy statement dated March 20, 2008, which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement dated March 20, 2008, which is incorporated herein by reference.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to all employees of the Corporation, including the Corporation’s principal executive officer and principal financial and accounting officer.  The Board of Directors reviewed the Code of Ethics on February 19, 2008.  A copy of the Code of Ethics is included herein as Exhibit 14.

Item 11.

Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Directors and Executive Officers” in the Corporation’s definitive proxy statement dated March 20, 2008, which is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Voting Securities” in the Corporation’s definitive proxy statement dated March 20, 2008, which is incorporated herein by reference.

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

Item 14.

Principal Accountant Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement dated March 20, 2008, which is incorporated herein by reference.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)

1.

Financial Statements –

The information required herein is filed as part of this report and is set forth in the United Bancshares’ Annual Report to Shareholders for 2007 (“Annual Report”), which is included herein as Exhibit 13.

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

     Severance Agreement – E. Eugene Lehman

     Agreement – Brian D. Young

      Salary Continuation Agreement - Brian D. Young

     Executive Supplemental Income Agreement - Bonita Selhorst

     Salary Continuation Agreement – Daniel W. Schutt

Annual Report to Shareholders - 2007

		(2) (2) (2) (4) (2) (2) (5) (3)
14	Code of Ethics	(5)
21	Subsidiaries	(3)
23	Consent of Independent Accountants	(3)
31.1	Rule 13a-14(a)/15d-14(a) CEO's Certification	(3)

31.2	Rule 13a-14(a)/15d-14(a) CFO's Certification	(3)

32.1	Section 1350 CEO's Certification	(3)

32.2	Section 1350 CFO's Certification	(3)

99	Safe Harbor under The Private Securities Litigation Reform Act of 1995	(3)

(1)Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002, SEC file reference number 333-86543.

(2) Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005, SEC file reference number 333-86543.

(3) Included herein

(4) Incorporated herein by reference to the Corporation’s  Form 8-K filed July 20, 2006.

(5) Incorporated herein by reference to the Corporation’s Form 10-K filed March 23, 2007

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

Date:  March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DANIEL W. SCHUTT Daniel W. Schutt	Director	March 25, 2008

/s/ JAMES N. REYNOLDS James N. Reynolds	Director	March 19, 2008

/s/ H. EDWARD RIGEL H. Edward Rigel	Director	March 25, 2008

/s/ R. STEVEN UNVERFERTH R. Steven Unverferth	Director	March 25, 2008

/s/ ROBERT L. BENROTH Robert L. Benroth	Director	March 24, 2008
/s/ ROBERT L. DILLHOFF Robert L. Dillhoff	Director	March 25, 2008
/s/ DAVID P. ROACH David P. Roach	Director	March 25, 2008

Exhibit 21

United Bancshares, Inc. Subsidiaries

The Union Bank Company

Ohio banking corporation

Columbus Grove, Ohio

United (OH) Statutory Trust I

Connecticut statutory trust

Columbus Grove, Ohio

UBC Investments, Inc. – a wholly-owned subsidiary of The Union Bank Company

Delaware Corporation

Wilmington, Delaware

Exhibit 23

CONSENT ON INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

United Bancshares, Inc.

We hereby consent to the incorporation by reference in the Registration Statement (No. 333-106929) on Form S-8 of United Bancshares, Inc. of our report dated March 11, 2008, relating to the consolidated balance sheets of United Bancshares, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, which report appears in the December 31, 2007 Annual Report on Form 10-K of United Bancshares, Inc.

/s/ CLIFTON GUNDERSON LLP

Toledo, Ohio

March 25, 2008

Exhibit 31.1

CERTIFICATION - CEO

In connection with the Annual Report of United Bancshares, Inc. on Form 10-K for the year ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, President and Chief Executive Officer of United Bancshares, Inc., certify, that:

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

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure control and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

/s/ DANIEL W. SCHUTT

Daniel W. Schutt

President and Chief Executive Officer

March 25, 2008

Exhibit 31.2

CERTIFICATION - CFO

In connection with the Annual Report of United Bancshares, Inc. on Form 10-K for the year ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer of United Bancshares, Inc., certify, that:

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

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure control and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

March 25, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of United Bancshares, Inc. (the "Corporation") on Form 10-K for the period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, Chief Executive Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ DANIEL W. SCHUTT

Daniel W. Schutt

Chief Executive Officer

Date: March 25, 2008

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of United Bancshares, Inc. (the "Corporation") on Form 10-K for the period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: March 25, 2008

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

Exhibit 99

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. United Bancshares, Inc. ("Corporation") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

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

1

Market Price and Dividends on Common Stock……………………………………..

2

Five-Year Summary of Selected Financial Data…………………………………….

3

Management’s Discussion and Analysis of

         Financial Condition and Results of Operations ……………………………….

4

Report of Independent Registered Public Accounting Firm ………………………….

15

Financial Statements

Consolidated Balance Sheets………………………………………………….

16

Consolidated Statements of Income…………………………………………...

17

Consolidated Statements of Shareholders’ Equity…………………………….

18

Consolidated Statements of Cash Flows………………………………………

19

Notes to Consolidated Financial Statements………………………………………...

21

Directors and Officers……………………………………………………………….

50

Employee Anniversaries…………………………………………………………….

52

Dear Shareholder:

Despite a year which presented many challenges to the banking industry, we are pleased to report that your Corporation had net income of $4.6 million or $1.30 per share for 2007.  This was primarily accomplished through increasing loan balances and controlling non-interest expenses.  As mentioned below, the Corporation opened two new facilities and is in the process of constructing another banking office.

In February, a new drive-up facility was opened in Columbus Grove.  This new facility offers additional services including a drive-up ATM and night depository.  In August, a new, full-service banking center was opened in Bowling Green.  If you are in the area, please stop and view this facility.

During the month of August, the Ottawa office was destroyed as a result of widespread flooding.  Consequently, a temporary mobile banking unit is being utilized to continue to serve our customers.  The destroyed building has now been removed and we are in the process of constructing a new office to better serve our customers.  Despite the unexpected costs associated with the Ottawa banking facility, the Corporation was able to control non-interest expenses with only a slight increase from 2006 to 2007 ($16,000 or .1% increase).

This past year, the Corporation’s loan balances increased from $335.5 million at the end of 2006 to $359.6 million at the end of 2007, a $24.1 million or 7% increase, while continuing to focus on asset quality.

The Board of Directors recently approved another increase in the Corporation’s quarterly dividend to shareholders.  The approved $0.15 per share quarterly dividend represents a 7% increase over the previous year’s quarterly dividend.

We, the Board of Directors and management of your Corporation, appreciate the support we received during the past year.  In this rapidly changing industry, we will endeavor to offer new and improved services to meet the needs of the customer, while controlling costs to remain competitive.  It is our goal to work hard to continually improve your financial institution.

Respectfully,

/s/ DANIEL W. SCHUTT

Daniel W. Schutt

President & CEO

UNITED BANCSHARES, INC.

DESCRIPTION OF THE CORPORATION

United Bancshares, Inc., an Ohio corporation (the “Corporation”), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation was incorporated and organized in 1985.  The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.  Following the merger of the Company’s other two bank subsidiaries into The Union Bank Company, Columbus Grove, Ohio (“Bank”) in March 2003, the Company is now a one-bank holding company, as that term is defined by the Federal Reserve Board.  Effective February 1, 2007, the Bank formed a wholly-owned subsidiary, UBC Investments, Inc. (“UBC”) to hold and manage its securities portfolio.  The operations of UBC are located in Wilmington, Delaware. Through its subsidiary, the Bank, the Corporation is engaged in the business of commercial banking and offers a full range of commercial banking services.

Union is an Ohio state-chartered bank, which serves Allen, Putnam, Sandusky, Van Wert and Wood Counties, with office locations in Bowling Green, Columbus Grove, Delphos, Gibsonburg, Kalida, Leipsic, Lima, Ottawa, and Pemberville, Ohio.

MARKET PRICE AND DIVIDENDS ON COMMON STOCK

United Bancshares, Inc. has traded its common stock on the Nasdaq Markets Exchange under the symbol “UBOH” since March 2001.  From January 2000 to March 2001, the Corporation’s common stock was traded on the Nasdaq Over-The-Counter Bulletin Board.  Prior to January 2000, there was no established public trading market for United Bancshares, Inc. common stock.  As of January 31, 2008, the common stock was held by 1,526 shareholders of record.  Below are the trading highs and lows for the periods noted.

Year 2007

 High

  Low

First Quarter

$17.50

$15.50

Second Quarter

  16.50

  14.37

Third Quarter

  15.41

  14.01

Fourth Quarter

  15.00

  12.40

Year 2006

 High

  Low

First Quarter

$16.40

$14.80

Second Quarter

  17.30

  15.52

Third Quarter

  16.49

  15.60

Fourth Quarter

  17.41

  15.61

Dividends declared by United Bancshares, Inc. on its common stock during the past two years were as follows:

   2007

  2006

First Quarter

  $  .14

  $  .13

Second Quarter

      .14

      .13

Third Quarter

      .14

      .13

Fourth Quarter

      .14

      .13

Total

  $  .56

  $  .52

AVAILABILITY OF MORE INFORMATION

To obtain a copy, without charge, of the United Bancshares, Inc.’s annual report (Form 10-K) filed with the Securities and Exchange Commission, please write to:

Bonita Selhorst, Secretary

United Bancshares, Inc.

100 S. High Street

Columbus Grove, Ohio 45830

419-659-2141

UNITED BANCSHARES, INC.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

Years ended December 31,

2007

2006

2005

2004

2003

(Dollars in thousands, except per share data)

Statements of income:

Total interest income

$   34,849

$   32,790

$   30,058

$   26,985

$   24,765

Total interest expense

     17,431

     15,427

     11,980

     10,334

     10,067

Net interest income

     17,418

     17,363

     18,078

     16,651

     14,698

Provision for loan losses

         625

         340

         612

         577

         450

Net interest income after

provision for loan losses

     16,793

     17,023

     17,466

     16,074

     14,248

Total non-interest income

       2,965

       3,157

       2,611

       3,023

       4,083

Total non-interest expense

     14,018

     14,001

     14,222

     15,533

     13,560

Income before federal income taxes

       5,740

       6,179

       5,855

       3,564

       4,771

Federal income taxes

       1,161

       1,252

       1,233

         476

      1,080

Net income

$     4,579

$     4,927

$     4,622

$     3,088

$     3,691

Per share of common stock:

Net income - basic

$

1.30

$

1.37

$

1.26

$

0.84

$

1.01

Dividends

0.56

0.52

0.48

0.44

0.44

Book value

13.99

12.93

12.09

11.99

11.69

Average shares outstanding - basic

3,527,093

3,598,747

3,674,352

3,670,981

3,644,642

Year end balances:

Loans (4)

$

359,560

$

335,549

$

310,005

$

306,591

$

292,221

Securities (5)

142,607

172,778

187,791

217,841

174,559

Total assets

547,975

550,375

536,209

559,323

498,695

Deposits

393,203

377,430

356,921

369,767

388,300

Shareholders' equity

48,819

46,152

43,793

44,229

42,710

Average balances:

Loans (4)

$

345,532

$

323,802

$

311,107

$

297,732

$

280,303

Securities (5)

155,773

180,572

200,903

195,444

161,522

Total assets

549,694

543,247

548,463

526,065

478,518

Deposits

386,572

361,670

365,142

378,485

366,336

Shareholders' equity

47,270

44,212

44,208

43,250

42,005

Selected ratios:

Net yield on average interest-earning

assets

3.61%

3.63%

3.67%

3.59%

3.47%

Return on average assets

0.83%

0.91%

0.84%

0.59%

0.77%

Return on average shareholders equity

9.69%

11.14%

10.46%

7.14%

8.79%

Net loan charge-offs as a percentage

of average outstanding net loans

0.19%

0.19%

0.24%

0.20%

0.17%

Allowance for loan losses

as a percentage of year end loans

0.62%

0.68%

0.82%

0.90%

0.95%

Shareholders' equity as a percentage of

total assets

8.91%

8.39%

8.17%

7.91%

8.56%

Notes:

1)

Amounts for 2003 include RFCBC branch acquisitions, since their acquisition on March 28, 2003.

2)

Net yield on average interest-earning assets was computed on a tax-equivalent basis.

3)

Non-interest expense in 2004 includes a payment to the Company’s former CEO and a provision related to the Company’s stock option accounting.  These two items reduced net income $825,000 ($0.23 per share).

4)

Includes loans held for sale.

5)

Includes Federal Home Loan Bank Stock.

UNITED BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional information relating to the financial condition and results of operations of United Bancshares, Inc.

EARNINGS SUMMARY

Consolidated net income for United Bancshares, Inc. (the “Corporation”) and its wholly-owned subsidiary, The Union Bank Company (the “Bank”) for 2007 was $4.6 million compared to $4.9 million in 2006 and $4.6 million in 2005.  Basic net income per share was $1.30 in 2007, a decrease of $.07 per share (5.1%) from $1.37 in 2006.  Basic net income per share was $1.37 in 2006, an increase of $.11 per share (8.7%) from $1.26 in 2005.

FINANCIAL POSITION AND RESULTS OF OPERATIONS

2007 Compared With 2006

Net interest income for 2007 was $17,418,000, an increase of $55,000 (0.3%) from 2006.  Net interest income remained steady primarily due to the Corporation’s ability to maintain net interest margin.  The average yield on loans for 2007 increased to 7.89% compared to 7.55% in 2006, while the average rate on interest-bearing liabilities increased to 3.77% in 2007 from 3.34% in 2006.  The net effect of these and other factors resulted in the net interest yield on average interest-earning assets, on a tax-equivalent basis, decreasing slightly in 2007 to 3.61% from 3.63% in 2006.

At December 31, 2007, total loans (including loans held for sale) amounted to $359.6 million compared to $335.5 million at December 31, 2006, an increase of $24.1 million (7.2%).  Loans held for sale decreased to $350,000 at December 31, 2007 from $426,000 at December 31, 2006.  Within the loan portfolio, residential real estate loans increased $5.8 million (5.6%), commercial loans increased $16.4 million (11.7%), agriculture loans increased $7.4 million (12.5%) and consumer loans decreased $4.0 million (13.3%) during 2007.  During 2007, the Bank originated $5.3 million of consumer loans under the indirect automobile loan programs compared to $10.9 million in 2006.  Also during 2007, the Bank sold its credit card portfolio, which amounted to $1,527,000 at December 31, 2006, and the sale resulted in gain of $355,000.

The Corporation, through its bank subsidiary, elects to sell in the secondary market a substantial portion of the fixed rate residential real estate loans originated, and typically retains the servicing rights relating to such loans.  During 2007, net gain on sale of loans was $330,000, including $153,000 of capitalized servicing rights.  The net gain on sale of loans was $335,000 in 2006, including $207,000 of capitalized servicing rights.

Securities, including Federal Home Loan Bank of Cincinnati (FHLB) stock, totaled $142.6 million at December 31, 2007, representing a decrease of $30.2 million (17.5%) from total securities of $172.8 million at December 31, 2006.  As part of its overall asset/liability management strategy, the Bank permitted the securities portfolio to shrink throughout the year as proceeds from the sale or maturity of securities were generally used to fund loan growth or repay long-term debt.  Consequently, securities purchases were only $2.0 million in 2007 compared to $10.7 million in 2006.  As part of the overall asset/liability management strategy, in 2007 the

Bank approved management’s plan to restructure the balance sheet which included the sale of $15.3 million in securities.  While the sale of securities resulted in a loss of $226,000, the Bank used proceeds from the sale to pay down other borrowings.

The Bank is required to maintain a certain level of FHLB stock based on outstanding borrowings from the FHLB.  Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee (“ALCO”) meetings.

All securities except FHLB stock have been designated as available-for-sale and may be sold if needed for liquidity, asset-liability management or other reasons.  Such securities are reported at fair value, with any net unrealized gains or losses reported as a separate component of shareholders’ equity, net of related income taxes.  At December 31, 2007, net unrealized losses on available-for-sale securities, net of income taxes, amounted to $576,000.  At December 31, 2007, the Bank held 83 securities which were in a loss position with the fair value and gross unrealized losses of such securities amounting to $80.0 million and $1.3 million, respectively.  Management has considered the current interest rate environment, typical volatilities in the bond market, and the Bank’s liquidity needs in the near term in concluding that the impairment on such securities is temporary.  FHLB stock is considered a restricted security which is carried at cost and evaluated periodically for impairment.

Total deposits at December 31, 2007 amounted to $393.2 million, an increase of $15.8 million (4.2%) compared with total deposits of $377.4 million at December 31, 2006.  Of this increase, $3.4 million (8.9%) was related to non-interest bearing deposits.

Other borrowings, consisting of FHLB advances, securities sold under agreements to repurchase, and customer repurchase agreements, amount to $91.9 million at December 31, 2007 compared to $113.7 million at December 31, 2006, a decrease of $21.8 million (19.1%).  The Bank utilizes other borrowings as an alternative source of funding to support asset growth and occasional deposit shrinkage as necessary.

The allowance for loan losses at December 31, 2007 was $2.2 million (0.62% of total loans) compared to $2.3 million (0.68% of total loans) at December 31, 2006.  The change in the allowance for loan losses during 2007 included provision for loan losses charged to operations, and loan charge-offs, net of recoveries.

The provision for loan losses charged to operations is determined by management after considering the amount of net losses incurred as well as management’s estimation of losses inherent in the portfolio based on an evaluation of loan portfolio risk and current economic factors.  The provision for loan losses was $625,000 in 2007 compared to $340,000 in 2006.  The increase in the provision for loan losses in 2007 was largely due to an increase in total loans as well as an increase in the level of impaired loans from the beginning of 2007 to the end of 2007.  Impaired loans and the amount of allowance for loan losses allocated to such loans amounted to $3.2 million and $367,000, respectively, at December 31, 2007, compared to $2.4 million and $286,000, respectively, at December 31, 2006.

Total non-interest income decreased $193,000 to $3.0 million in 2007 from $3.2 million in 2006.  Significant recurring components of non-interest income include service charges on deposit accounts, gains from the sale of loans, and other income, which includes increases in the cash surrender value of life insurance.  Service charges on deposit accounts increased $138,000 (10.4%) to $1,472,000 in 2007 compared to $1,334,000 in 2006 largely due to an increase in 2007 from non-sufficient funds and overdraft fees of $151,000 (12.9%) to $1.3 million in 2007 compared to $1.2 million in 2006.

As previously mentioned, the Bank sells substantially all qualifying fixed rate residential mortgage loans it originates.  The net gain on sale of residential real estate loans decreased $5,000 to $330,000 in 2007 from $335,000 in 2006 due to decreased loan origination volume.  During 2007, the Bank sold $14.8 million of residential real estate loans compared to $20.8 million in 2006.  The lower loan sales activity in 2007 resulted from a slower housing market and steady interest rates during 2007 resulting in less refinancing and mortgage loan origination activity.

In addition to the aforementioned sale of the credit card portfolio and securities sales, the Corporation also recognized a $364,000 change (decrease) in the fair value of mortgage servicing rights during 2007.  The Bank elected to record its mortgage servicing rights using the fair value measurement method effective January 1, 2007, as more fully described in Note 2 to the consolidated financial statements.  As a result, the Corporation recognized a mark-to-market value adjustment of $786,954 effective January 1, 2007, representing the difference between fair market value and amortized cost, adjusted for impairment valuation, as of that date.  Due to various factors in the secondary mortgage and national real estate markets, the fair value of the servicing rights declined during 2007.  Income from the change in the cash surrender value of life insurance decreased $22,000 to $448,000 in 2007 from $470,000 in 2006.

Total non-interest expenses increased $16,000 (0.1%) to $14,017,000 in 2007.  Salaries, wages and benefits, increased $127,000 (1.8%) to $7,241,000 in 2007 from $7,114,000 in 2006.  Occupancy expenses, including costs relating to the operation and maintenance of buildings, furnishings, and equipment, increased $68,000 (4.7%) to $1,508,000 in 2007 from $1,440,000 in 2006.

Other operating expenses decreased $179,000 (3.3%) to $5,268,000 in 2007 compared to $5,447,000 in 2006.  The significant components of other operating expenses are summarized in Note 12 to the consolidated financial statements.  Data processing costs decreased $74,000 (7.6%) to $896,000 in 2007 from $970,000 in 2006.  Advertising costs decreased $60,000 (13.5%) to $382,000 in 2007 compared to $441,000 in 2006.

The provision for income taxes for 2007 was $1,161,000 (effective rate of 20.2%) compared to $1,252,000 (effective rate of 20.3%) in 2006.  This decrease resulted from a $438,000 decrease in income before taxes.

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

Total deposits at December 31, 2006 amounted to $377.4 million, an increase of $20.5 million (5.7%) compared with total deposits of $356.9 million at December 31, 2005.  Of this increase $3.3 million (9.6%) was related to non-interest bearing deposits.

Other borrowings, consisting of FHLB advances, securities sold under agreements to repurchase, and customer repurchase agreements, amount to $113.7 million at December 31, 2006 compared to $120.7 million at December 31, 2005, a decrease of $7.0 million (5.8%).

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

Total non-interest income increased $546,000 to $3.2 million in 2006 from $2.6 million in 2005.  Service charges on deposit accounts increased $177,000 (15.3%) to $1,334,000 in 2006 compared to $1,157,000 in 2005 largely due to an increase in 2006 from non-sufficient funds and overdraft fees of $184,000 (18.8%) to $1.2 million in 2006 compared to $1.0 million in 2005.  Income from the change in cash surrender value of life insurance increased $211,000 (81.7%) to $470,000 in 2006 compared to $259,000 in 2005.

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

Total non-interest expenses decreased $220,000 (1.5%) to $14.0 million in 2006 from $14.2 million in 2005.  Salaries, wages and employee benefits increased $44,000 (0.6%) to $7,114,000 in 2006 from $7,070,000 in 2005.  Occupancy expenses, including costs relating to the operation and maintenance of buildings, furnishings, and equipment, increased $141,000 (10.8%) to $1.4 million in 2006 from $1.3 million in 2005.

Other operating expenses decreased $404,000 (6.9%) to $5.4 million in 2006 compared to $5.9 million in 2005.  The significant components of other operating expenses are summarized in Note 12 to the consolidated financial statements.  Data processing costs decreased $13,000 (1.3%) to $970,000 in 2006 from $983,000 in 2005.  Advertising costs decreased $69,000 (13.5%) to $441,000 in 2006 compared to $510,000 in 2005.

The provision for income taxes for 2006 was $1,252,000 (effective rate of 20.3%) compared to $1,233,000 (effective rate of 21.1%) in 2005.  This increase resulted from a $324,000 increase in income before taxes.

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

The consolidated statements of cash flows for the years presented provide an indication of the Corporation’s sources and uses of cash as well as an indication of the ability of the Corporation to maintain an adequate level of liquidity.  A discussion of cash flows for 2007, 2006, and 2005 follows.

The Corporation generated cash from operating activities of $7.1 million in 2007, $5.4 million in 2006, and $7.1 million in 2005.

Net cash flows provided by (used in) investing activities amounted to $4.9 million in 2007, $(13.8) million in 2006, and $15.7 million in 2005.  Generation of cash flows from investing activities in 2007 included $31.1 million in proceeds from the sales or maturities of available-for-sale securities, net of related purchases, offset by $26.3 million of investing cash outflows related to the loan portfolio.  Cash flows used for investing activities in 2006 included $26.3 million of loan portfolio growth offset by $13.5 million in proceeds from the sales or maturities of available-for-sale securities, net of related purchases. Generation of cash flows from investing activities in 2005 was largely due to $28.8 million of proceeds from the sales or maturities of available-for-sale securities, net of related purchases. Conversely, investing cash flows were reduced as a result of the Bank’s $8,000,000 purchase of split-dollar life insurance policies and $5.0 million as a result of net loan growth.  Net proceeds from securities were used principally to reduce long-term debt.

Net cash flows provided by (used in) financing activities amounted to $(9.2) million in 2007, $10.6 million in 2006, and $(27.2) million in 2005.  The use of cash flow for financing activities in 2007 primarily resulted from a $21.8 million net reduction in other borrowings, $1.3 million for the purchase of 86,500 shares of stock under the Corporation’s stock buyback program described in Note 19 to the consolidated financial statements, and the payment of $2.0 million ($.56 per share) of cash dividends, offset by customer deposit growth of $15.8 million.  The net cash provided by financing activities in 2006 primarily resulted from customer deposit growth of $20.8 million offset by $7.2 million of principal payments on long-term debt, net of borrowings, $1.1 million for the purchase of 71,177 shares of stock under the Corporation’s stock buyback program, and the payment of $1.9 million ($.52 per share) of cash dividends.  The use of cash flow for financing activities in 2005 primarily resulted from customer deposit shrinkage of $12.5 million and $11.3 million of principal payments on long-term debt, net of borrowings, $1.4 million for the purchase of 89,381 shares of stock under the Corporation’s stock buyback program, and the payment of $1.8 million ($.48 per share) of cash dividends.

ASSET LIABILITY MANAGEMENT

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities.  The Corporation manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

The difference between a financial institution’s interest rate sensitive assets (assets that will mature or reprice within a specific time period) and interest rate sensitive liabilities (liabilities that will mature or reprice within the same time period) is commonly referred to as its “interest rate sensitivity gap” or, simply, its “gap”.  An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time interval is said to have a “positive gap”.  This generally means that when interest rates increase, an institution’s net interest income will increase and when interest rates decrease, the institution’s net interest income will decrease.  An institution having more interest rate sensitive liabilities than interest rate sensitive assets within a given time interval is said to have a “negative gap”.  This generally means that when interest rates increase, the institution’s net interest income will decrease and when interest rates decrease, the institution’s net interest income will increase. The Corporation’s one year cumulative gap at December 31, 2007 is approximately 83% which means the Bank has more liabilities repricing than it does assets within one year.

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

The Corporation’s most significant accounting policies are presented in the Summary of Significant Accounting Policies.  These policies, along with other disclosures presented in the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis, provide information about how significant assets and liabilities are valued in the financial statements and how those values are determined.  Management has identified the determination of the allowance for loan losses and the valuation of servicing assets as the areas that require the most subjective and complex estimates, assumptions and judgments and, as such, could be the most subjective to revision as new information becomes available.  The Bank utilizes an outside consultant to provide a valuation of Mortgage Servicing Rights on a quarterly basis.  Management reviews the valuation, including assumptions used in making the valuation and discusses with the outside consultant.  The valuation of the goodwill acquired in 2003 as a result of the RFCBC branch acquisitions is another accounting area that requires estimates, assumptions and judgments.  Annually, Management performs an impairment analysis on Goodwill.

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

Servicing assets are recognized as separate assets when rights are acquired through sale of mortgage loans.  Effective January 1, 2007, capitalized servicing rights are carried at fair value.  Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.  The Bank generally estimates fair value for servicing rights based on the present value of future expected cash flows, using management’s best estimates of the key assumptions – credit losses, prepayment speeds, servicing costs, and discount rates commensurate with the risks involved.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Corporation is still evaluating what impact, if any, the recent accounting pronouncements will have on the Corporation’s consolidated financial statements as more fully described in Note 23 of the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, AND CONTINGENT LIABILITIES AND COMMITMENTS

The following table summarizes loan commitments, including letters of credit, as of December 31, 2007:

	Amount of commitment to expire per period
	Total Amount	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(Dollars in thousands)
Type of commitment
Commercial lines-of-credit	$36,479	$32,410	$3,896	$ 92	$ 81
Real estate lines-of-credit	41,218	4,677	3,584	6,985	25,972
Consumer lines-of-credit	37	37	-	-	-
Guarantees	-	-	-	-	-
Total commitments	$77,734 =======	$37,124 =======	$7,480 =======	$7,077 =======	$26,053 =======

As indicated in the preceding table, the Corporation had $77.7 million in total loan commitments at December 31, 2007, with $37.1 million of that amount expiring within one year.  All lines-of-credit represent either fee-paid or legally binding loan commitments for the loan categories noted.  Letters-of-credit are also included in the amounts noted in the table since the Corporation requires that each letter-of-credit be supported by a loan agreement.  The commercial and consumer lines represent both unsecured and secured obligations.  The real estate lines are secured by mortgages in residential and nonresidential property.  Many of the commercial lines are due on a demand basis, and are established for seasonal operating purposes.  It is anticipated that a significant portion of these lines will expire without being drawn upon.

The following table summarizes the Corporation’s contractual obligations as of December 31, 2007:

                          Payments due by period

                   Total           Less than

 1– 3

4 – 5

Over

                                                                             Amount           1 year

years

years

5 years

(Dollars in thousands)

Contractual obligations

Long-term debt

$

99,648

$

45,714

$

20,945

$

5,078

    $

27,911

Capital leases

-

-

-

-

-

Operating leases

-

-

-

-

-

Unconditional purchase

obligations

425

425

-

-

-

Other long-term liabilities

reflected under GAAP

            338

              10

            24

            30

             274

Total obligations

$

100,411

$

46,149

$

20,969

$

5,108

$

28,185

=======

=======

=======

=======

=======

Long-term debt presented in the preceding table is comprised of $67.3 million in borrowings from the FHLB, $22.0 million in securities sold under agreements to repurchase and $10.3 million from the issuance of junior subordinated deferrable interest debentures (see Notes 10 and 11 of the consolidated financial statements).

FHLB borrowings include notes that require payment of interest on a monthly basis, with principal on most issues due at maturity.  The remaining FHLB issues require monthly principal payments as disclosed in Note 10 to the consolidated financial statements. FHLB borrowings include $45.8 million in advances with fixed interest rates and $21.5 million in advances with variable interest rates.  While the variable rate obligations may be prepaid without penalty, certain of the fixed rate obligations have variable options, that stipulate a prepayment penalty if the note’s interest rate exceeds the current market rate for similar borrowings at the time of repayment.  As a note matures, the Bank evaluates the liquidity and interest-rate circumstances at that point in time to determine whether to pay-off or renew the note.  The evaluation process typically includes the strength of current and projected customer loan demand, the current federal funds sold or purchased position, projected cash flows from maturing securities, the current and projected market interest rate environment, local and national economic conditions, and customer demand for deposit product offerings.  Fixed rate advances include $22.5 million in advances that can be put back at the option of the FHLB.

The unconditional purchase obligation results from the Bank entering into an agreement to purchase a property in Lima, Ohio which is expected to be the site of a new branch office.

The other long-term liabilities reflected under GAAP, as noted in the preceding table, represents the Bank’s agreement with its current Chairman of the Board of Directors to provide for retirement compensation benefits as more fully described in Note 15 of the consolidated financial statements.  At December 31, 2007, the net present value of future deferred compensation payments amounted to $338,000.  Such amount is included in other liabilities in the December 31, 2007 consolidated balance sheet.

As indicated in the table, the Corporation had no capital lease obligations as of December 31, 2007.  The Corporation has certain operating lease obligations, including photocopying equipment and an office space lease, which are considered immaterial and not included in the preceding table.  The Bank also has a non-qualified deferred compensation plan covering certain directors and officers, and has provided an estimated liability of $391,000 at December 31, 2007 for supplemental retirement benefits.  Since substantially all participants under the plan are still active, it is not possible to determine the terms of the contractual obligations and, consequently, such liability is not included in the table.

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

The following table shows the Corporation’s estimated earnings sensitivity profile as of December 31, 2007:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income	Percentage Change in Net Income

+200	-1.6%	-4.3%
-200	-3.9%	-10.6%

Given a linear 200bp increase in the yield curve used in the simulation model, it is estimated that net interest income for the Corporation would decrease by 1.6% and net income would decrease by 4.3%.  A 200bp decrease in interest rates would decrease net interest income by 3.9% and decrease net income by 10.6%.  Management does not expect any significant adverse effect to net interest income in 2008 based on the composition of the portfolio and anticipated trends in rates.

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

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

United Bancshares, Inc.

Columbus Grove, Ohio

We have audited the accompanying consolidated balance sheets of United Bancshares, Inc. and its subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancshares, Inc. and its subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ CLIFTON GUNDERSON LLP

Toledo, Ohio

March 11, 2008

UNITED BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

ASSETS

2007

2006

CASH AND CASH EQUIVALENTS

Cash and due from banks

$    11,627,842

$  10,090,992

Interest-bearing deposits in other banks

        3,290,372

      1,419,207

Federal funds sold

           161,000

         800,420

Total cash and cash equivalents

      15,079,214

    12,310,619

SECURITIES, available-for-sale

    137,904,385

  168,074,718

FEDERAL HOME LOAN BANK STOCK, at cost

        4,703,100

      4,703,100

LOANS HELD FOR SALE

           350,353

         426,041

LOANS

    359,209,925

  335,123,431

Less allowance for loan losses

        2,232,708

      2,275,486

Net loans

    356,977,217

  332,847,945

PREMISES AND EQUIPMENT, net

        7,902,911

      6,675,668

GOODWILL

        7,282,013

      7,282,013

OTHER INTANGIBLE ASSETS, net

           571,535

         825,514

CASH SURRENDER VALUE OF LIFE INSURANCE

      11,396,781

    10,949,090

OTHER ASSETS, including accrued interest receivable

        5,807,281

      6,280,428

TOTAL ASSETS

$ 547,974,790

$ 550,375,136

===========

===========

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Deposits:

Non-interest bearing

$   41,333,497

$  37,955,148

Interest-bearing

   351,869,746

  339,474,725

Total deposits

   393,203,243

  377,429,873

Other borrowings

     91,887,907

  113,651,039

Junior subordinated deferrable interest debentures

     10,300,000

    10,300,000

Other liabilities

       3,765,056

      2,841,736

Total liabilities

    499,156,206

  504,222,648

SHAREHOLDERS’ EQUITY

Common stock, stated value $1.  Authorized 10,000,000

shares; issued 3,760,557 shares

        3,760,557

      3,760,557

Surplus

      14,659,661

    14,659,661

Retained earnings

      35,187,304

    32,072,536

Accumulated other comprehensive loss

         (576,065)

     (1,352,031)

Treasury stock, at cost, 271,152 shares in 2007

and 192,508 shares in 2006

      (4,212,873)

     (2,988,235)

Total shareholders’ equity

      48,818,584

    46,152,488

TOTAL LIABILITIES AND

SHAREHOLDERS’ EQUITY

$ 547,974,790

$550,375,136

===========

===========

The accompanying notes are an integral part of the consolidated financial statements.

UNITED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
INTEREST INCOME
Loans, including fees	$27,244,143	$24,454,275	$21,087,737
Securities:
Taxable	5,383,263	6,371,083	7,264,131
Tax-exempt	1,848,089	1,890,500	1,590,872
Other	373,249	73,862	115,252
Total interest income	34,848,744	32,789,720	30,057,992
INTEREST EXPENSE
Deposits	12,002,116	9,191,978	6,359,259
Borrowings	5,428,500	6,234,505	5,620,976
Total interest expense	17,430,616	15,426,483	11,980,235
Net interest income	17,418,128	17,363,237	18,077,757
PROVISION FOR LOAN LOSSES	625,000	340,000	612,075
Net interest income after provision for loan losses	16,793,128	17,023,237	17,465,682
NON-INTEREST INCOME
Service charges on deposit accounts	1,471,797	1,333,666	1,156,613
Gain on sale of loans	329,584	334,707	355,702
Gain from sale of credit card portfolio	355,366	-	-
Net securities gains (losses)	(226,416)	(4,180)	6,180
Change in fair value of mortgage servicing rights	(363,943)	-	-
Other operating income	1,398,295	1,493,138	1,092,450
Total non-interest income	2,964,683	3,157,331	2,610,945
NON-INTEREST EXPENSES
Salaries, wages and employee benefits	7,241,102	7,113,970	7,070,459
Occupancy expenses	1,508,337	1,440,626	1,300,039
Other operating expenses	5,267,994	5,447,167	5,851,247
Total non-interest expenses	14,017,433	14,001,763	14,221,745
Income before income taxes	5,740,378	6,178,805	5,854,882
PROVISION FOR INCOME TAXES	1,161,000	1,252,000	1,232,700
NET INCOME	$ 4,579,378 =========	$4,926,805 =========	$4,622,182 =========
NET INCOME PER SHARE
Basic	$1.30	$1.37	$1.26
Diluted	$1.30	$1.37	$1.25

The accompanying notes are an integral part of the consolidated financial statements.

UNITED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

	Common Stock	Surplus	Retained earnings	Accumulated other compre- hensive income (loss)	Treasury stock	Total
BALANCE AT DECEMBER 31, 2004	$3,760,557	$14,598,030	$26,166,782	$ 713,857	$(1,010,039)	$44,229,187
Comprehensive Income:
Net income			4,622,182			4,622,182
Changes in net unrealized gain (loss), net of reclassification adjustments and income taxes	-	-	-	(2,235,505)	-	(2,235,505)
Total comprehensive income						2,386,677
Exercise of stock options - 12,040 treasury shares	-	53,200	-	-	169,901	223,101
Sale of 9,809 treasury shares	-	366	(1,961)	-	138,419	136,824
Purchase of 89,381 shares	-	-	-	-	(1,423,184)	(1,423,184)
Cash dividends declared, $.48 per share	________-	_________-	(1,760,092)	_________-	_________-	(1,760,092)
BALANCE AT DECEMBER 31, 2005	3,760,557	14,651,596	29,026,911	(1,521,648)	(2,124,903)	43,792,513
Comprehensive income:
Net income	-	-	4,926,805	-	-	4,926,805
Change in net unrealized loss, net of reclassification adjustments and income taxes	-	-	-	169,617	-	169,617
Total comprehensive income						5,096,422
Exercise of stock options - 9,802 treasury shares	-	8,065	-	-	150,559	158,624
Sale of 7,975 treasury shares	-	-	(12,045)	-	122,053	110,008
Purchase of 71,177 shares	-	-	-	-	(1,135,944)	(1,135,944)
Cash dividends declared, $.52 per share	________-	_________-	(1,869,135)	_________-	_________-	(1,869,135)
BALANCE AT DECEMBER 31, 2006	3,760,557	14,659,661	32,072,536	(1,352,031)	(2,988,235)	46,152,488
Cumulative effect of change in accounting principle, net of income taxes	-	-	519,152	-	-	519,152
Comprehensive income:
Net income	-	-	4,579,378	-	-	4,579,378
Change in net unrealized loss, net of reclassification adjustments and income taxes	-	-	-	775,966	-	775,966
Total comprehensive income						5,355,344
Sale of 7,856 treasury shares	-	-	(14,355)	-	122,512	108,157
Purchase of 86,500 shares	-	-	-	-	(1,347,150)	(1,347,150)
Cash dividends declared, $0.56 per share	________-	_________-	(1,969,407)	_________-	_________-	(1,969,407)
BALANCE AT DECEMBER 31, 2007	$3,760,667 =========	$14,659,661 ==========	$35,187,304 ==========	$ (576,065) ==========	$ (4,212,873) ===========	$48,818,584 ==========

The accompanying notes are an integral part of the consolidated financial statements.

UNITED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$,4,579,378	$4,926,805	$4,622,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,242,859	1,098,767	1,307,745
provision (credit) for accrued compensation - stock options	(42,141)	13,858	(29,031)
Deferred income taxes	(202,482)	221,922	258,624
Provision for loan losses	625,000	340,000	612,075
Gain on sale of loans	(329,584)	(334,707)	(355,702)
Gain from sale of credit card cash portfolio	(355,366)	-	-
Net securities losses (gains)	226,416	4,180	(6,180)
Change in fair value of mortgage servicing rights	363,943	-	-
Federal Home Loan Bank stock dividends	-	(263,500)	(215,200)
Gain on sale of other real estate owned	(38,421)	-	-
Increase in cash surrender value of life insurance	(447,691)	(470,012)	(258,610)
Net amortization (accretion) of security premiums and discounts	(20,658)	23,643	46,784
Provision for deferred compensation	66,450	73,813	68,301
Loss on disposal of premises and equipment	70,512	1,076	22,602
Proceeds from sale of loans held-for-sale	14,845,905	20,790,433	22,700,760
Originations of loans held-for-sale	(14,593,279)	(20,648,310)	(22,192,928)
Decrease (increase) in other assets	549,280	(674,372)	(58,827)
Increase in other liabilities	509,978	251,051	530,697

Net cash provided by operating activities	7,050,099	5,354,647	7,053,292

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities	15,303,741	3,665,673	26,643,772
Proceeds from maturities of available-for-sale securities, including paydowns on mortgage-backed securities	17,791,602	20,546,021	42,900,177
Purchases of available-for-sale securities	(1,955,062)	(10,681,334)	(40,730,470)
Proceeds from sale of credit card portfolio	1,671,538	-	-
Net increase in loans	(26,280,256)	(26,338,386)	(4,976,876)
Purchase of bank owned life insurance	-	-	(8,000,000)
Proceeds from sale of premises and equipment	100,344	-	35,000
Proceeds from sale of other real estate owned	241,421	-	-
Purchases of premises and equipment	(1,944,256)	(991,969)	(163,487)
Net cash provided by (used in) investing activities	4,929,072	(13,799,995)	15,708,116

UNITED BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$ 15,773,370	$20,590,240	$(12,521,304)
Other borrowings:
Proceeds	22,500,000	35,000,000	15,000,000
Repayments	(46,593,130)	(42,246,027)	(26,270,639)
Change in customer repurchase agreements	2,329,998	209,672	-
Purchase of common stock	(1,347,150)	(1,135,944)	(1,423,184)
Proceeds from sale of treasury shares	108,157	110,008	136,824
Payments of deferred compensation	(12,414)	(17,215)	(380,594)
Cash dividends paid	(1,969,407)	(1,869,135)	(1,760,092)

Net cash provided by (used in) financing activities	(9,210,576)	10,641,599	(27,218,989)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,768,595	2,196,251	(4,457,581)

CASH AND CASH EQUIVALENTS
At beginning of year	12,310,619	10,114,368	14,571,949
At end of year	$ 15,079,214 =========	$ 12,310,619 ==========	$ 10,114,368 ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$ 17,363,004 ==========	$ 14,979,544 ==========	$ 11,612,695 ==========
Federal income taxes	$ 1,000,000 ==========	$ 1,264,799 ==========	$ 925,000 ==========
Non-cash operating activity: Change in deferred income taxes on net unrealized gain or loss on available-for-sale securities	$ (399,740) ==========	$ (87,378) ==========	$ 1,151,624 ==========
Transfer of allowance for loan losses to other liabilities	$ - ==========	$ - ==========	$ 70,780 ==========
Cumulative effect of change in accounting principle - adjust mortgage servicing rights to fair value ($786,594), net of deferred income taxes ($267,442)	$ 519,152 ==========	$ - ==========	$ - ==========
Non-cash operating and investing activity: Available-for-sale securities purchased but not settled until after year end	$ - =========	$ - =========	$ 1,975,350 ==========
Non-cash investing activities:
Transfer of loans to foreclosed assets	$ 148,000 ==========	$ 50,000 ========	$ - ===========
Change in net unrealized gain or loss on available-for-sale securities	$ 1,175,706 ==========	$ 256,995 ========	$ (3,387,129) ==========
Non-cash financing activities:
Treasury stock issued for accrued compensation - stock options	$ - ==========	$ 158,624 =========	$ 223,101 ==========

The accompanying notes are an integral part of the financial statements.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

United Bancshares, Inc. (the “Corporation”) was incorporated in 1985 in the state of Ohio as a single-bank holding company for The Union Bank Company (the “Bank”).  The Corporation subsequently acquired the Bank of Leipsic Company (“Leipsic”) in 2000, and Citizens Bank of Delphos (“Citizens”) in 2001.  The Bank acquired the Gibsonburg and Pemberville, Ohio branch offices of RFC Banking Company in 2003.  Effective February 1, 2007, the Bank formed a wholly-owned subsidiary, UBC Investments, Inc. (“UBC”) to hold and manage its securities portfolio.  The operations of UBC are located in Wilmington, Delaware.  The Corporation, through its wholly-owned subsidiary, the Bank, operates in one industry segment, the commercial banking industry.

The Bank, organized in 1904 as an Ohio-chartered bank, is headquartered in Columbus Grove, Ohio, with additional branch offices in Bowling Green, Delphos, Gibsonburg, Kalida, Leipsic, Lima, Ottawa, and Pemberville, Ohio.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and Bank, including UBC.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold which mature overnight or within four days.

Restrictions on Cash

The Bank was required to maintain non-interest bearing cash on hand or on deposit with the Federal Reserve Bank in the amount of $353,000 at December 31, 2007 and $254,000 at December 31, 2006 to meet regulatory reserve and clearing requirements.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Estimated fair value is determined based on quoted market prices in the secondary market.  Any net unrealized losses are recognized through a valuation allowance by charges to income.  Such valuation allowance amounted to $7,354 at December 31, 2007 and $13,623 at December 31, 2006.

Mortgage loans held for sale are sold with mortgage servicing rights retained or released by the Bank.  The carrying value of mortgage loans sold with servicing rights retained is reduced by the cost allocated to the associated mortgage servicing rights.  Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

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

The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Personal loans are typically charged-off no later than 150 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and fair value adjustments are included in other operating expenses.  Foreclosed assets amounting to $357,274 and $412,274 at December 31, 2007 and 2006, respectively, are included in other assets in the accompanying consolidated balance sheets.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under commercial letters of credit, and standby letters of credit.  Such financial instruments are recorded when they are funded.

Loan Sales and Servicing

When the Bank sells mortgage loans it may retain the servicing rights that are initially measured at fair value.  Gain or loss on the sale of loans depends in part on both the previous carrying value of the amount of the financial assets involved in the sale, allocated between assets sold and the interests that continue to be held based on their relative fair values at the date of the sale.  The Bank generally estimates fair value for servicing rights based on the present value of future expected cash flows, using management’s best estimates of the key assumptions – credit losses, prepayment speeds, servicing costs, and discount rates commensurate with the risks involved.

Effective January 1, 2007, capitalized servicing rights are carried at fair value, as described in Note 2.  Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Prior to January 1, 2007, capitalized servicing rights were carried at amortized cost, with amortization in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans.  Servicing assets were evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment was determined by stratifying rights by predominant characteristics, such as interest rates and terms.  Impairment was recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

Servicing fee income is recorded for servicing loans, based on a contractual percentage of the outstanding principal, and is reported as other operating income.  Amortization of mortgage servicing rights is netted against loan servicing fee income.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Benefits from tax positions taken or expected to be taken in a tax return are not recognized if the likelihood that the tax position would be sustained upon examination by a taxing authority is considered to be 50% or less.

The Bank is not currently subject to state and local income taxes.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Per Share Data

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during each year.  Diluted net income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

The weighted average number of shares used for the years ended December 31, 2007, 2006 and 2005 were as follows:

2007

2006

2005

Basic

3,527,093

3,598,747

3,674,352

========

========

=======

Diluted

3,528,729

3,605,739

3,685,699

========

========

=======

Dividends per share are based on the number of shares outstanding at the declaration date.

Stock-Based Compensation

The Board of Directors has approved an alternative payment method for the exercise of all remaining outstanding options effectively resulting in the expensing of the fair value of options.

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

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Rate Lock Commitments

The Financial Accounting Standards Board has determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments.

The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  Accordingly, such commitments, along with any related fees received from potential borrowers, are to be recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans.  Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates.  At December 31, 2007 and 2006, derivative assets and liabilities relating to rate lock commitments were not material to the consolidated financial statements.

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE

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

Effective January 1, 2007, the Bank adopted Statement 156 and elected to record its mortgage servicing rights using the fair value measurement method.  As a result, the Corporation recorded effective January 1, 2007, a cumulative effect adjustment (increase) to retained earnings of $519,152 representing the difference between fair value and carrying value of the mortgage servicing rights at January 1, 2007 ($786,594), net of deferred income taxes ($267,442).

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES

The amortized cost and fair value of securities as of December 31, 2007 and 2006 are as follows:

	2007		2006
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Government and agencies	$ 13,210,944	$ 13,234,748	$ 29,668,220	$ 29,094,326
Obligations of states and political subdivisions	44,286,656	44,362,186	45,301,034	45,878,446
Mortgage-backed	81,277,723	80,305,563	95,100,987	93,048,937
Other	1,888	1,888	53,009	53,009

Total	$ 138,777,211 ============	$ 137,904,385 ============	$ 170,123,250 ============	$ 168,074,718 ============

A summary of unrealized gains and losses on investment securities at December 31, 2007 and 2006 follows:

	2007		2006
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
Available-for-sale:
U.S. Government and agencies	$ 28,209	$ 4,405	$ -	$ 573,894
Obligations of states and political subdivisions	322,052	246,522	677,962	100,550
Mortgage-backed	102,458	1,074,618	23,245	2,075,295

Total	$ 452,719 =========	$ 1,325,545 ===========	$ 701,207 =========	$ 2,749,739 ==========

The amortized cost and fair value of securities at December 31, 2007, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value

Due in one year or less	$ 1,483,913	$ 1,484,522
Due after one year through five years	19,091,401	19,179,454
Due after five years through ten years	15,221,677	15,339,358
Due after ten years	102,978,332	101,899,163
Other securities having no maturity date	1,888	1,888

Total	$138,777,211 ==========	$137,904,385 ==========

Securities with a carrying value of approximately $97,160,000 at December 31, 2007 and $123,574,000 at December 31, 2006 were pledged to secure public deposits and for other purposes as required or permitted by law, including those described in Note 10.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SECURITIES (CONTINUED)

The following table presents gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

	Securities in a continuous unrealized loss position
	Less than 12 months		12 months or more		Total
2007	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
U.S. Government and agencies	$ -	$ -	$ 4,405	$ 495,595	$ 4,405	$ 495,595
Obligations of states and political subdivisions	204,368	16,424,792	42,154	3,342,502	246,522	19,767,294
Mortgage-backed	73,719	12,090,359	1,000,899	47,680,792	1,074,618	59,771,151

Total temporarily Impaired securities	$ 278,087 =======	$28,515,151 =========	$1,047,458 ========	$51,518,889 =========	$1,325,545 ========	$80,034,040 ==========

2006

U.S. Government and agencies	$ -	$ -	$ 573,894	$ 29,094,326	$ 573,894	$ 29,094,326
Obligations of states and political subdivisions	8,749	2,776,478	91,801	7,944,635	100,550	10,721,113
Mortgage- backed	2,027	1,086,650	2,073,268	88,236,236	2,075,295	89,322,886
Total temporarily Impaired securities	$ 10,776 =======	$3,863,128 =========	$ 2,738,963 =========	$125,275,197 ==========	$2,749,739 ========	$129,138,325 ==========

There were 83 securities in an unrealized loss position at December 31, 2007, 63 of which were in a continuous unrealized loss position for twelve months or more.  Management has considered industry analyst reports, whether downgrades by bond rating agencies have occurred, sector credit reports, issuer’s financial condition and volatility in the bond market in concluding that the unrealized losses as of December 31, 2007 were primarily the result of customary and expected fluctuations in the bond market.  As a result, all security impairments as of December 31, 2007 are considered to be temporary.

Gross realized gains from sale of securities, including securities calls, amounted to $181 in 2007, $2,167 in 2006, and $151,223 in 2005, with the income tax provision applicable to such gains amounting to $62 in 2007, $737 in 2006, and $51,416 in 2005.  Gross realized losses from sale of securities amounted to $226,597 in 2007, $6,347 in 2006 and $145,043 in 2005 with related income tax effect of $77,043 in 2007, $2,158 in 2006 and $49,315 in 2005.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS

Loans at December 31, 2007 and 2006 consist of the following:

	2007	2006

Residential real estate	$ 110,420,280	$ 104,592,234
Commercial	156,299,179	139,883,615
Agriculture	66,255,595	58,884,377
Consumer	26,223,871	30,235,850
Credit cards	-	1,527,355

Total loans	$ 359,209,925 ============	$ 335,123,431 ============

In March 2007, the Bank entered into an agreement to sell its credit card portfolio.  Under the terms of the agreement, the buyer will service the credit card portfolio and provide the Bank's former credit card customers with credit cards branded with the Bank's name.  Based on the proceeds received under the terms of the agreement, the Bank recognized a gain from sale of the credit card portfolio of $355,366.

Fixed rate loans approximated $95,564,000 at December 31, 2007 and $85,804,000 at December 31, 2006, including loans classified as held-for-sale.  Certain commercial and agricultural loans are secured by real estate.

Impaired loans were as follows as of December 31, 2007 and 2006:

	2007	2006

Loans with no allowance for loan losses allocated	$ 1,204,974	$ 1,426,742
Loans with allowance for loan losses allocated	2,040,308	983,589

Total impaired loans	$ 3,245,282 ===========	$2,410,331 ========

Amount of the allowance allocated to impaired loans	$ 366,500 ===========	$ 286,093 ========

The average balance of impaired loans approximated $ 2,649,000 in 2007, $2,372,000 in 2006, and $2,821,000 in 2005.  The amount of interest income reported and received on a cash basis relating to impaired loans approximated $32,000 in 2006 and $47,000 in 2005 (none in 2007).

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, are loan customers of the Bank.  Such loans are made in the ordinary course of business in accordance with the normal lending policies of the Bank, including the interest rate charged and collateralization, and do not represent more than a normal collection risk.  Such loans amounted to $3,657,288 and $3,835,612 at December 31, 2007 and 2006, respectively.  The following is a summary of activity during 2007 and 2006 for such loans:

	2007	2006

Beginning of year	$ 3,835,612	$ 3,845,453
Additions	294,523	327,915
Repayments	(472,847)	(337,756)
End of year	$ 3,3657,288 ===========	$ 3,835,612 ==========

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS (CONTINUED)

Additions and repayments include loan renewals, as well as net borrowings and repayments under revolving lines-of-credit.

Most of the Bank’s lending activities are with customers located in Northwestern and West Central Ohio.  As of December 31, 2007 and 2006, the Bank’s loans from borrowers in the agriculture industry represent the single largest industry and amounted to $66,266,595 and $58,884,377, respectively.  Agriculture loans are generally secured by property, equipment, and crop income.  Repayment is primarily expected from cash flow from the harvest and sale of crops.  Agriculture customers are subject to the risks of weather and market prices of crops which could have an impact on their ability to repay their loans.  Credit losses arising from the Bank’s lending experience in the agriculture industry compare favorably with the Bank’s loss experience on their loan portfolio as a whole.  Credit evaluation of agricultural lending is based on an evaluation of cash flow coverage of principal and interest payments and the adequacy of collateral received.

Loans on non-accrual of interest approximated $2,613,000 and $2,601,000 at December 31, 2007 and 2006, respectively.  Loans past due 90 days or more and still accruing interest approximated $824,000 and $556,000 at December 31, 2007 and 2006, respectively.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The following represents a summary of the activity in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Balance at beginning of year	$2,275,486	$2,540,301	$2,757,491
Provision charged to operations	625,000	340,000	612,075
Transfer to other liabilities	-	-	(70,780)
Loans charged-off	(923,307)	(817,590)	(969,272)
Recoveries of loans charged-off	255,529	212,775	210,787

Total	$2,232,708 ========	$2,275,486 ========	$2,540,301 ========

During 2005, the Bank transferred $70,780 from the allowance for loan losses to other liabilities representing the Bank’s calculation of possible credit loss relating to unfunded loan commitments.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 2007 and 2006:

	2007	2006

Land and improvements	$ 2,117,583	$ 2,298,653
Buildings	7,017,191	5,887,511
Equipment	3,844,738	3,485,040

	12,979,512	11,671,204
Less accumulated depreciation	5,076,601	4,995,536

Premises and equipment, net	$ 7,902,911	$ 6,675,668

Depreciation expense amounted to $546,157 in 2007, $513,692 in 2006 and $627,806 in 2005.

On January 8, 2008, the Bank entered into a contract to purchase for $425,000 a facility in Lima, Ohio to be used for a new branch office.  The Bank is also in process of contracting for the construction of a new branch office in Ottawa, Ohio to replace the former branch that was damaged by a flood in August 2007.  The anticipated cost to construct the new branch is $950,000.

NOTE 7 - SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balance of mortgage loans serviced for others approximated $196,322,000 and $207,230,000 at December 31, 2007 and 2006, respectively.

As described in Note 2, the Bank has elected to record its mortgage servicing rights using the fair value measurement method effective January 1, 2007.  Mortgage servicing rights are included in other assets in the accompanying consolidated balance sheets.

Significant assumptions used in determining the fair value of servicing rights include:

Prepayment assumptions:

Based on the PSA Standard Prepayment Model

Internal rate of return:

8% to 10%

Servicing costs:

$40 – $55 per loan, annually, increased at the rate

of $1 per 1% delinquency based on loan count

Inflation rate of servicing costs:

3%

Following is a summary of mortgage servicing rights activity for the year ended December 31, 2007:

Fair value at January 1, 2007	$ 2,070,433
Capitalized servicing rights – new loan sales	152,646
Disposals (amortization based on loan payments and payoffs)	(327,911)
Change in fair value	(363,943)

Fair value at December 31, 2007	$ 1,531,225

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SERVICING (CONTINUED)

The change in fair value for the year ended December 31, 2007 resulted from changes in external market conditions for servicing rights.  There were no changes in fair value resulting from changes in valuation inputs or assumptions used in the valuation model.

Capitalized servicing rights, net of a valuation allowance, amounted to $1,283,839 at December 31, 2006.  The following table summarizes mortgage servicing rights capitalized and related amortization, along with activity in the related valuation allowance for the years ended December 31, 2006 and 2005, prior to adoption of Statement 156:

	2006	2005

Mortgage servicing rights capitalized	$ 206,975	$ 208,504
Mortgage servicing rights amortization	221,975	318,504

Valuation allowance:
Beginning of year	$ 258,581	$ 511,463
Reduction	110,084	252,882

End of year	$ 148,497	$ 258,581

NOTE 8 - OTHER INTANGIBLE ASSETS

Intangible assets other than goodwill consist of deposit base premiums resulting from the 2003 Gibsonburg and Pemberville branch acquisitions, as well as a branch acquisition completed by Leipsic in 1996.  The net book value of other intangible assets represents cost of $2,551,550, less accumulated amortization of $1,980,015 and $1,726,036 at December 31, 2007 and 2006, respectively.

Amortization of other intangible assets amounted to $253,979 in 2007, $266,491 in 2006, and $331,380 in 2005.  Expected amortization expense for years subsequent to 2007 is as follows:  2008, $253,980; 2009, $253,980; and 2010, $63,575.

NOTE 9 - DEPOSITS

Time deposits at December 31, 2007 and 2006 include individual deposits of $100,000 or more approximating $56,734,000 and $36,630,000, respectively.  Interest expense on time deposits of $100,000 or more approximated $1,763,000 for 2007, $1,148,000 for 2006, and $658,000 for 2005.

At December 31, 2007, time deposits approximated $245,281,000 and were scheduled to mature as follows: 2008, $204,794,000; 2009, $14,206,000; 2010, $3,971,000; 2011, $2,992,000; 2012, $18,530,000; and thereafter, $788,000.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – OTHER BORROWINGS

Other borrowings consists of the following at December 31, 2007 and 2006:

	2007	2006
Federal Home Loan Bank borrowings:
Secured note, with floating rate based on 1 month LIBOR plus 8 basis points (5.45% at December 31, 2006), due June 22, 2007	$ -	$ 5,000,000
Secured $5,000,000 term note, with monthly principal and interest payments of $93,990, including interest at 4.84%, due May 1, 2007	-	464,317
Secured note, with interest at 4.02%, due August 30, 2007	-	8,000,000
Secured note, with floating rate based on 1 month LIBOR plus 10 basis points ( 5.35% at December 31, 2007), due October 6, 2008	5,000,000	5,000,000
Secured note, with interest at 5.35%, due October 10, 2008	5,000,000	5,000,000
Secured note, with interest at 3.81%, due October 10, 2008	2,500,000	2,500,000
Secured note, with interest at 5.14% through June 2003, thereafter convertible to variable rate at the option of the holder, due December 4, 2008	5,000,000	5,000,000
Secured note, with interest at 4.82%, due December 5, 2008	10,000,000	10,000,000
Secured note, with interest at 3.25%, due March 6, 2009	4,000,000	4,000,000
Secured $2,500,000 term note with interest at 3.08%, with monthly principal and interest payments of $45,011, due May 1, 2009	747,789	1,256,361
Secured $2,500,000 term note with interest at 3.08%, with monthly principal and interest payments of $45,011, due May 1, 2009	747,789	1,256,361
Secured note, with interest at 6.55% through June 2003, thereafter convertible to variable rate at the option of the holder, due June 16, 2010	6,500,000	6,500,000
Secured note, with interest at 6.46% through June 2003, thereafter convertible to variable rate at the option of the holder, due July 28, 2010	5,000,000	5,000,000
Secured note, with interest at 4.25% through February 28, 2008, thereafter putable back at the option of the holder, due August 28, 2012	5,000,000	-
Secured note, with interest at 4.20% through February 28, 2008, thereafter putable back at the option of the holder, due February 28, 2017	10,000,000	-
Secured note, with interest at 3.95% through September 11, 2008, thereafter putable back at the option of the holder, due September 11, 2017	7,500,000	-
Advances secured by individual residential mortgages under blanket agreement	352,759	464,328

Total Federal Home Loan Bank borrowings	67,348,337	59,441,367

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – OTHER BORROWINGS (CONTINUED)

	2007	2006
Securities sold under agreements to repurchase:
4.01%, due October 13, 2009	$ 5,000,000	$5,000,000
4.28%, due June 24, 2008	12,000,000	12,000,000
3.91%, due June 24, 2007	-	12,000,000
3.51%, due October 13, 2007	-	5,000,000
5.41%, due January 4, 2007	-	15,000,000
4.07%, due June 24, 2008	5,000,000	5,000,000
Total securities sold under agreements to repurchase	22,000,000	54,000,000
Customer repurchase agreements	2,539,570	209,672

Total other borrowings	$91,887,907	$113,651,039

Federal Home Loan Bank borrowings are secured by Federal Home Loan Bank stock, securities with an aggregate carrying value of $15,542,167 and eligible mortgage loans totalling $121,370,443 at December 31, 2007.  Interest on advances outstanding at December 31, 2007 secured by individual mortgages under blanket agreement ranged from 5.62% to 8.80%, with varying maturities through July 2019.  At December 31, 2007, the Bank had $19,818,000 of borrowing availability under various line-of-credit agreements with the Federal Home Loan Bank and other financial institutions.

During 2004, the Bank entered into various repurchase agreements with the proceeds used to purchase securities, principally mortgage-backed securities with 7-year rate reset. Outstanding repurchase agreements are secured by securities with an aggregate carrying value approximating $28,903,000 at December 31, 2007.  The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

Customer repurchase agreements with the Bank totaled $2,539,568 at December 31, 2007 with an average interest rate of 2.50%, compared to $209,672 at December 31, 2006 with an average interest rate off 2.35%.

Future contractual maturities of other borrowings debt are as follows at December 31, 2007:  2008, $48,253,509; 2009, $9,404,854; 2010, $11,540,386; 2011, $38,799; 2012, $5,039,124; and thereafter, $17,611,235.

NOTE 11 - JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

During the first quarter of 2003, the Corporation formed a business trust, United (OH) Statutory Trust (United Trust) and invested $300,000.  United Trust is not consolidated by the Corporation.  Effective March 26, 2003, United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation.  The debentures mature on March 26, 2033, which date may be shortened to March 26, 2008, if certain conditions are met, as well as quarterly thereafter.  The interest rate of the debentures is fixed at 6.40% for a five-year period through March 2008.  Thereafter, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.  Interest expense on the debentures amounted to $640,000 in 2007 and 2006 and is included in interest expense-borrowings in the accompanying consolidated statements of income.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - JUNIOR SUBORDINATED DEFERRABLE INTEREST

DEBENTURES (CONTINUED)

Each issue of the trust preferred securities carries an interest rate identical to that of the related debenture.  The securities have been structured to qualify as Tier I capital for regulatory purposes and the dividends paid on such are tax deductible.  However, the securities cannot be used to constitute more than 25% of the Corporation’s Tier I capital inclusive of these securities under Federal Reserve Board guidelines.

NOTE 12 - OTHER OPERATING EXPENSES

Other operating expenses consisted of the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Data processing	$ 895,688	$ 969,723	$ 983,393
Professional fees	486,477	379,468	382,870
Amortization of other intangible assets	253,979	266,491	331,380
Stationery and supplies	156,104	168,939	184,933
Advertising	381,524	441,215	509,647
Franchise tax	561,434	520,054	520,000
Provision (credit) for accrued compensation – stock options	(42,141)	13,858	(29,031)
Other	2,574,929	2,687,419	2,968,055

Total other operating expenses	$5,267,994	$5,447,167	$5,851,247

NOTE 13 - OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and related tax effects are as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Unrealized holding gains (losses) on available-for-sale securities	$ 949,290	$252,815	$(3,380,949)
Reclassification adjustments for net securities losses (gains) realized in income	226,416	4,180	(6,180)

Net unrealized gains (losses)	1,175,706	256,995	(3,387,129)

Tax effect	(399,740)	(87,378)	1,151,624

Net-of-tax amount	$ 775,966	$169,617	$(2,235,505)

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES

The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consist of the following:

	2007	2006	2005

Current provision	$1,363,482	$1,030,078	$ 974,076
Deferred provision (credit)	(202,482)	221,922	258,624

Total provision for income taxes	$1,161,000	$1,252,000	$1,232,700

The income tax provision attributable to income from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

	2007	2006	2005

Expected tax using statutory tax rate of 34%	$1,951,700	$2,100,800	$1,990,700
Increase (decrease) in tax resulting from: Tax-exempt income on state and municipal securities and political subdivision loans	(550,900)	(568,700)	(493,000)
Tax-exempt income on life insurance contracts	(152,200)	(159,800)	(76,600)
Deductible dividends paid to United Bancshares, Inc. ESOP	(47,400)	(41,300)	(26,500)
Elimination of deferred taxes on cash surrender value of life insurance	-	-	(120,200)
Other, net	(40,200)	(79,000)	(41,700)

Total provision for income taxes	$1,161,000	$1,252,000	$1,232,700

A deferred tax liability was originally provided on the annual increase in cash value of the life insurance policies purchased to fund the nonqualified deferred compensation plans described in Note 13.  During the third quarter of 2005, it was determined that Bank management intends to hold such policies until the death of the insured individuals.  Consequently, the increase in cash value is not required to be carried as a temporary difference since any proceeds ultimately received will not be taxable.  As a result, the deferred tax liability of $120,200 relating to the increase in cash surrender value of life insurance was eliminated during the fourth quarter of 2005.

The deferred income tax provision (credit) of ($202,482) in 2007, $221,922 in 2006, and $258,624 in 2005 resulted from the tax effects of temporary differences.  There was no impact for changes in tax laws and rates or changes in the valuation allowance for deferred tax assets.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006

Deferred tax assets:
Unrealized loss on securities available-for-sale	$ 296,761	$ 696,501
Allowance for loan losses	781,000	726,200
Deferred compensation	248,100	229,700
Accrued expenses and other	210,639	173,799

Total deferred tax assets	1,536,500	1,826,200

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	812,700	812,700
Capitalized mortgage servicing rights	520,600	436,500
Depreciation and amortization	452,400	358,500
Other	63,800	66,800

Total deferred tax liabilities	1,849,500	1,674,500

Net deferred tax assets (liabilities)	$ (313,000)	$ 151,700

Net deferred tax liabilities at December 31, 2007 are included in other liabilities and net deferred tax assets at December 31, 2006 are included in other assets in the consolidated balance sheets.

Management believes it is more likely than not that the benefit of deferred tax assets will be realized.  Consequently, no valuation allowance for deferred tax assets is deemed necessary as of December 31, 2007 and 2006.

The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007.  The Corporation had $82,300 of unrecognized tax benefits at December 31, 2007, all based on tax positions relating to the current year.  Such unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.  The Corporation does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.  The Corporation has adopted the policy of classifying any interest and penalties resulting from the filing of its income tax returns in the provision for income taxes.  There was no accrued interest relating to the Corporation's unrecognized tax benefits at December 31, 2007.

The Corporation and its subsidiaries are subject to U.S. federal income tax. The Corporation and its subsidiaries are no longer subject to examination by taxing authorities for years before 2004.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - EMPLOYEE AND DIRECTOR BENEFITS

The Corporation and Bank sponsor a salary deferral, defined contribution plan which provides for both profit sharing and employer matching contributions.  The plan permits the investing in the Corporation’s stock subject to certain limitations.  Participants who meet certain eligibility conditions are eligible to participate and defer a specified percentage of their eligible compensation subject to certain income tax law limitations.  The Corporation and Bank make discretionary matching and profit sharing contributions, as approved annually by the Board of Directors, subject to certain income tax law limitations.  Contribution expense for the plan amounted to $465,329, $463,850, and $437,473 in 2007, 2006 and 2005, respectively.  At December 31, 2007, the Plan owned 259,707 shares of the Corporation’s common stock.

The Bank also sponsors nonqualified deferred compensation plans, covering certain directors and employees, which have been indirectly funded through the purchase of split-dollar life insurance policies.  In connection with the policies, the Bank has provided an estimated liability for accumulated supplemental retirement benefits amounting to $391,238 at December 31, 2007 and $328,388 at December 31, 2006 which is included in other liabilities in the accompanying consolidated balance sheets.  During the first quarter of 2005, the Corporation made a payment of $356,340 to its former Chief Executive who retired on November 17, 2004, representing accumulated supplemental retirement benefits.  The Bank has also purchased split-dollar life insurance policies for investment purposes to fund other employee benefit plans.  The combined cash values of these policies aggregated $ 10,885,971 and $10,457,901 at December 31, 2007 and 2006, respectively.

Under an employee stock purchase plan established effective January 1, 2004, eligible employees may defer a portion of their compensation and use the proceeds to purchase stock of the Corporation at a discount determined semi-annually by the Board of Directors as stipulated in the plan.  The Corporation sold from treasury 7,856 shares in 2007, 7,975 shares in 2006 and 9,809 shares in 2005 under the plan.

The Bank has an agreement with Leipsic’s former President, who is the Corporation’s current Chairman of the Board of Directors, to provide for retirement compensation benefits.  Such benefits are to be paid over a period of twenty years commencing upon retirement effective December 31, 2001.  At December 31, 2007 and 2006, the net present value (based on the 12% discount rate in effect at the time of origination of the agreement) of future deferred compensation payments amounted to $338,357 and $347,171, respectively.  Such amounts are included in other liabilities in the December 31, 2007 and 2006 consolidated balance sheets.  A split-dollar life insurance policy has been purchased and is available to fund a portion of the future deferred compensation payments.  The cash value of the policy amounted to $510,810 and $491,189 at December 31, 2007 and 2006, respectively.

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

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - STOCK OPTIONS

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

On January 6, 2005, one of the option holders exercised 27,441 options, resulting in 12,040 shares, with a fair value of $223,101, being tendered under the pyramiding transactions exercise method.  During 2006, two of the option holders collectively exercised 27,440 options resulting in 9,802 shares being tendered under the pyramiding transactions exercise method.  At December 31, 2007 and 2006, 812 and 3,070 shares, respectively, may be tendered from the 12,006 remaining outstanding options under the pyramiding transactions exercise method.  The fair value of the shares that may be tendered, amounting to $11,286 at December 31, 2007 and $53,427 at December 31, 2006, is included in other liabilities in the consolidated balance sheets.

The following summarizes the stock options activity for the years ended December 31, 2007, 2006 and 2005:

      2007

      2006

      2005

Weighted

Weighted

Weighted

average

average

average

exercise

exercise

exercise

Shares

price

Shares

price

Shares

price

Outstanding at

beginning of year

12,006

$ 12.95

 39,446

$ 11.18

 66,887

$ 10.86

Exercised

    -

     -

(27,440)

   10.40

(27,441)

   10.40

Outstanding at end

of year

12,006

$12.95

 12,006

$ 12.95

 39,446

$ 11.18

Options exercisable

=====

=====

=====

=====

 =====

 =====

at year end

12,006

$12.95

12,006

$12.95

 39,446

$

11.18

=====

=====

=====

=====

 =====

 =====

Options outstanding at December 31, 2007 were as follows:

Outstanding and exercisable

Range of

Remaining

exercise

contractual

prices

Number

life (years)

$

9.66

5,146

3

15.42

  6,860

1

Outstanding at year end

12,006

Weighted average contractual life

1.9

===

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The following financial instruments whose contract amount represents credit risk were outstanding at December 31, 2007 and 2006:

	Contract amount
	2007	2006

Commitments to extend credit	$75,638,000	$70,001,000

Letters of credit	$ 2,096,000	$ 2,272,000

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

Letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party and are reviewed for renewal at expiration.  At December 31, 2007, letters of credit totalling $1,119,000 expire in 2008; and $977,000 expires in 2009.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank requires collateral supporting these commitments when deemed necessary.

NOTE 18 - REGULATORY MATTERS

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

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – REGULATORY MATTERS (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2007 and 2006, that the Corporation and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from federal and state banking agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized”, an institution must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Corporation and Bank as of December 31, 2007 and 2006 are presented in the following table:

Minimum to be

well capitalized

Minimum

under prompt

capital

corrective

Actual

requirement

action provisions

Amount

Ratio

Amount

Ratio

Amount

Ratio

(Dollars in Thousands)

As of December 31, 2007

Total Capital (to Risk-

Weighted Assets)

Consolidated

$

53,921

13.4%

$

32,105

> 8.0%

N/A

N/A

Bank

49,581

12.4%

32,036

> 8.0%

$

40,046

10.0%

Tier I Capital (to Risk-

Weighted Assets)

Consolidated

$

51,688

12.9%

$

16,053

> 4.0%

N/A

N/A

Bank

47,348

11.8%

16,018

> 4.0%

$

24,027

6.0%

Tier I Capital (to

Average Assets)

Consolidated

$

51,688

9.4%

$

21,985

> 4.0%

N/A

N/A

Bank

47,348

8.6%

21,985

> 4.0%

$

27,482

5.0%

As of December 31, 2006

Total Capital (to Risk-

Weighted Assets)

Consolidated

$

51,843

13.9%

$

29,807

> 8.0%

N/A

N/A

Bank

46,633

12.4%

29,981

> 8.0%

$

37,477

10.0%

Tier I Capital (to Risk-

Weighted Assets)

Consolidated

$

49,568

13.3%

$

14,903

> 4.0%

N/A

N/A

Bank

44,358

11.8%

14,991

> 4.0%

$

22,486

6.0%

Tier I Capital (to

Average Assets)

Consolidated

$

49,568

9.2%

$

21,527

> 4.0%

N/A

N/A

Bank

44,358

8.2%

21,657

> 4.0%

$

27,071

5.0%

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – REGULATORY MATTERS (CONTINUED)

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

NOTE 19 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

A summary of condensed financial information of the parent company as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 is as follows:

CONDENSED BALANCE SHEETS

2007

2006

Assets:

Cash

$  3,411,346

$  3,966,988

Investment in bank subsidiary

  54,778,521

   51,242,491

Premises and equipment, net of accumulated depreciation

       471,914

      498,262

Other assets, including income taxes receivable from

bank subsidiary of $158,263 in 2007 and

$357,746 in 2006

       623,090

       920,328

Total assets

$59,284,871

$56,628,069

=========

=========

Liabilities:

Accrued expenses, including accrued compensation

for stock options of $11,286 in 2007 and

$53,427 in 2006

$     166,287

$    175,581

Junior subordinated deferrable interest debentures

  10,300,000

 10,300,000

Total liabilities

  10,466,287

 10,475,581

Shareholders’ equity:

Common stock

    3,760,557

  3,760,557

Surplus                                                                                           14,659,661

  14,659,661

Retained earnings

  35,187,304

  32,072,536

Accumulated other comprehensive loss

      (576,065)

   (1,352,031)

Treasury stock, at cost

   (4,212,873)

  (2,988,235)

Total shareholders’ equity

  48,818,584

  46,152,488

Total liabilities and shareholders’ equity

$59,284,871

$56,628,069

=========

=========

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - CONDENSED PARENT COMPANY FINANCIAL

INFORMATION (CONTINUED)

CONDENSED STATEMENTS OF INCOME	2007	2006	2005

Income – including dividends from bank subsidiaries	$3,016,595	$2,524,898	$7,300,940
Expenses – interest expense, professional fees and other expenses, net of federal income tax benefit	(678,129)	(664,865)	(740,407)

Income before equity in undistributed net income of bank subsidiary	2,338,466	1,860,033	6,560,533

Equity in undistributed net income of bank subsidiaries	2,240,912	3,066,772	(1,938,351)

Net income	$4,579,378	$4,926,805	$4,622,182

CONDENSED STATEMENTS OF CASH FLOWS

Cash flows from operating activities: Net income	$4,579,378	44,926,805	$4,622,182
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank subsidiary	(2,240,912)	(3,066,772)	1,938,351
Provision (credit) for accrued compensation - stock options	(42,141)	13,858	(29,031)
Depreciation and amortization	79,348	79,457	79,442
Gain on sale of premises	-	-	(823)
Decrease (increase) in other assets	193,117	(85,517)	904,407
Increase (decrease) in accrued expenses	32,847	(32,009)	(23,696)

Net cash provided by operating activities	2,601,637	1,835,822	7,490,832

Cash flows from investing activities:
Purchases of premises and equipment	-	(20,060)	-
Proceeds from the sale of premises	-	-	35,000
Proceeds from sale of security	51,121	-	-

Net cash provided by (used in) investing activities	51,121	(20,060)	35,000

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - CONDENSED PARENT COMPANY FINANCIAL

INFORMATION (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS	2007	2006	2005

Cash flows from financing activities:
Purchase of common stock	$(1,347,150)	$(1,135,944)	$(1,423,184)
Proceeds from sale of treasury shares	108,157	110,008	136,824
Cash dividends paid	(1,969,407)	(1,869,135)	(1,760,092)

Net cash used in financing activities	(3,208,400)	(2,895,071)	(3,046,452)

Net increase (decrease) in cash	(555,642)	(1,079,309)	4,479,380

Cash at beginning of the year	3,966,988	5,046,297	566,917

Cash at end of the year	$3,411,346	$3,966,988	$5,046,297

During 2005, the Board of Directors approved a program whereby the Corporation purchases share of its common stock in the open market.  The decision to purchase shares, the number of shares to be purchased, and the price to be paid depends upon the availability of shares, prevailing market prices, and other possible considerations which may impact the advisability of purchasing shares.  The Corporation purchased 86,500 and 71,177 shares under the program during 2007 and 2006, respectively.

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of recognized financial instruments at December 31, 2007 and 2006 are as follows:

2007

2006

Carrying

Estimated

Carrying

Estimated

amount

value

amount

value

(dollars in thousands)

FINANCIAL ASSETS

Cash and cash equivalents

$

15,079

$

15,079

$

12,311

$

12,311

Securities, including Federal

Home Loan Bank stock

142,607

142,607

172,778

172,778

Net loans, including loans

held for sale

357,328

358,121

333,274

334,194

Mortgage servicing rights

        1,531

        1,531

        1,284

        2,070

$

516,545

$

517,338

$

519,647

$

521,353

========

========

========

========

FINANCIAL LIABILITIES

Deposits

$

393,203

$

393,368

$

377,430

$

376,809

Other borrowings

91,888

93,349

113,651

112,723

Junior subordinated deferrable

interest debentures

10,300

9,898

10,300

10,229

Other liabilities

        3,765

        3,875

        2,842

         2,961

$

499,156

$

500,490

$

504,223

$

502,722

========

========

========

========

The above summary does not include accrued interest receivable and cash surrender value of life insurance which are also considered financial instruments.  The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at December 31, 2007 and 2006 which relate to commitments to extend credit and letters of credit.  The contract amount of such financial instruments amounts to $77,734,000 at December 31, 2007 and $72,273,000 at December 31, 2006.  Such amounts are also considered to be the estimated fair values.

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

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Loans:

Fair value for loans was estimated for portfolios of loans with similar financial characteristics.  For adjustable rate loans, which re-price at least annually and generally possess low risk characteristics, the carrying amount is believed to be a reasonable estimate of fair value.  For fixed rate loans the fair value is estimated based on a discounted cash flow analysis, considering weighted average rates and terms of the portfolio, adjusted for credit and interest rate risk inherent in the loans.  Fair value for nonperforming loans is based on recent appraisals or estimated discounted cash flows.  Prior to its sale in 2007, the estimated value of the credit card portfolio was based on existing loans and did not include the value related to estimated cash flows from new loans generated from existing cardholders over the remaining life of the portfolio.

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

Other financial instruments:

The fair value of commitments to extend credit and letters of credit is determined to be the contract amount, since these financial instruments generally represent commitments at existing rates.  The fair value of other borrowings is determined based on a discounted cash flow analysis using current interest rates.  The fair value of the junior subordinated deferrable interest debentures is determined based on quoted market prices of similar instruments.  The fair value of other liabilities is generally considered to be carrying value except for the deferred compensation agreement described in Note 15.  The fair value of the contract is determined based on a discounted cash flow analysis using a current interest rate for a similar instrument.

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

NOTE 21 - CONTINGENT LIABILITIES

In the normal course of business, the Corporation and its subsidiary may be involved in various legal actions, but in the opinion of management and legal counsel, the ultimate disposition of such matters is not expected to have a material adverse effect on the consolidated financial statements.

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents a summary of selected unaudited quarterly financial data for 2007 and 2006:

Net

Earnings per

Interest

interest

Net

common share

income

income

income

Basic

Diluted

(Dollars in thousands, except per share data)

2007

First quarter

$

8,465

$

4,128

$

977

$

.27

$

.27

Second quarter

8,800

4,394

1,455

.42

.42

Third quarter

8,671

4,348

935

.26

.26

Fourth quarter

8,913

4,548

1,212

.35

.35

2006

First quarter

$

7,717

$

4,387

$

1,181

$

.33

$

.33

Second quarter

8,096

4,397

1,243

.34

.34

Third quarter

8,370

4,272

1,299

.36

.36

Fourth quarter

8,607

4,307

1,204

.34

.34

NOTE 23 - NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (Statement 157) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Statement 157 emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability.  Statement 157 clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset.  Additionally, Statement 157 establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  Statement 157 is effective for fiscal years beginning after November 17, 2007, and interim periods within those fiscal years.  Management does not anticipate the adoption of Statement 157 will have a significant impact on the Corporation’s consolidated financial statements.

UNITED BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (Statement 159) which permits an entity to choose to measure certain financial instruments and certain other items at fair value, on an instrument-by-instrument basis.  Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses on items for which the fair value option has been elected in earnings.  Statement 159 is effective for fiscal years beginning after November 15, 2007.  At the effective date, an entity may elect the fair value option for eligible items that exist at that date with the effect of the first measurement to fair value reported as a cumulative-effect adjustment to the opening balance of retained earnings.  Management is currently in the process of evaluating what, if any, impact the adoption of Statement 159 will have on the Corporation’s consolidated financial statements.

During 2007, the FASB issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements  (EITF 06-4), which concludes an employer should recognize a liability for postemployment benefits promised to an employee based on the substantive arrangement between the employer and the employee.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  Management is still evaluating what impact, if any, the adoption of EITF 06-4 will have on the Corporation’s consolidated financial statements.

During 2007, the FASB issued EITF 06-10, Accounting for Collateral Assignment Split -Dollar Life Insurance (EITF 06-10), which stipulates an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement if, based on the substantive arrangement with the employee, the employer has agreed to maintain life insurance during the employee’s retirement or provide the employee with a death benefit.  Under EITF 06-10, the employer should also recognize an asset based on the substance of the arrangement it has with the employee.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007, including interim periods.  Management is still evaluating what impact, if any, the adoption of EITF 06-10 will have on the Corporation’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (Statement 141R) which establishes principals and requirements for how an acquirer in a business combination recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interests of the acquiree.  Statement 141R also recognizes and measures any goodwill acquired, as well as gain resulting from a bargain purchase option.  Statement 141R applies to all transactions or other events in which an entity obtains control of one or more entities and also requires that costs incurred in connection with a business acquisition be expensed as incurred.  Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption is not permitted.

This information is an integral part of the accompanying

consolidated financial statements.

UNITED BANCSHARES, INC.

Columbus Grove, Ohio

DIRECTORS – UNITED BANCSHARES, INC.

              DIRECTOR

              DIRECTOR

NAME

AGE

 SINCE

NAME

AGE

 SINCE

Robert L. Benroth

45

2003

David P. Roach

57

2001

Putnam County Auditor

Manager, Maverick Media Radio Stations of Ohio

Robert L. Dillhoff

61

2001

Daniel W. Schutt

60

2005

Retired Administrator, Department of Transportation

President/CEO

James N. Reynolds

70

2000

R. Steven Unverferth

55

2005

Chairman, Retired Banker

President, Unverferth Manufacturing Corporation, Inc.

H. Edward Rigel

65

2000

Farmer, Rigel Farms, Inc.

DIRECTORS – THE UNION BANK COMPANY

DIRECTOR

DIRECTOR

NAME

AGE

 SINCE (a)

NAME

AGE

 SINCE (a)

Robert L. Benroth

45

2001

H. Edward Rigel

   65

   1979

Putnam County Auditor

Farmer, Rigel Farms, Inc.

Robert L. Dillhoff

61

1991

David P. Roach

57

1997

Retired Administrator, Dept. of Transportation

Manager of Maverick Media Radio Stations of Ohio

Herbert H. Huffman

57

1993

Robert M. Schulte, Sr.

75

1994

Retired - Educator

Businessman/Spherion Services

Kevin L. Lammon

53

1996

Daniel W. Schutt

60

2005

Insurance and Real Estate Sales

Chairman, President and Chief Executive Officer

William R. Perry

49

1990

R. Steven Unverferth

55

1993

Farmer

President, Unverferth Manufacturing Corporation, Inc

James N. Reynolds

70

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

OFFICERS – UNITED BANCSHARES, INC.

James N. Reynolds – Chairman       Daniel W. Schutt – President / Chief Executive Officer

Bonita R. Selhorst – Secretary         Brian D. Young – Chief Financial Officer, EVP & Treasurer

OFFICERS – THE UNION BANK COMPANY

Daniel W. Schutt - President/CEO/Chairman
Brian D. Young - Executive Vice President

Nancianne Carroll	Senior Vice President
Ronald J. McNeely	Senior Vice President
Heather M. Oatman	Senior Vice President

Lewis R. Renollet	Senior Vice President
Norman V. Schnipke	Senior Vice President
Bonita R. Selhorst	Senior Vice President, Sec.

Mark G. Honigford	Vice President
Max E. Long	Vice President
Donald W. Miller	Vice President
John P. Miller	Vice President
Jeffrey L. Point	Vice President
Ricardo Rosado	Vice President
Mary L. Schroeder	Vice President
Barry J. von der Embse	Vice President

J. Sue Alexander	Assistant Vice President
Amy E. Blankemeyer	Assistant Vice President
Kimberly K. Dray	Assistant Vice President
Larry L. Durham	Assistant Vice President
Vicky K. Gilbert	Assistant Vice President
Elizabeth A. Kahlenberg	Assistant Vice President
Kimberly J. Kandik	Assistant Vice President
Amy L. Laibe	Assistant Vice President
Dana F. Lawrence	Assistant Vice President
Doris A. Neumeier	Assistant Vice President
Rose Ann Recker	Assistant Vice President

Amy E. Reese	Assistant Vice President
Kevin E. Rice	Assistant Vice President
Gary G. Ricker	Assistant Vice President
M. Chris Sanderson	Assistant Vice President
Deborah R. Soldenwagner	Assistant Vice President
Craig R. Stechschulte	Assistant Vice President
Theresa A. Stein-Moenter	Assistant Vice President
Douglas L. Tussing	Assistant Vice President
Kimberly S. Verhoff	Assistant Vice President
Troy M. Verhoff	Assistant Vice President
Vikki L. Williams	Assistant Vice President

Patricia S. Christman	Accounting Officer	LeAnn Wilkins	Mortgage Underwriter
Kathleen J. Fiedler	Accounting Manager	Lisa D. Wiswasser	Senior Commercial Assistant
Brent D. Nussbaum	IT Manager

50