Form 10-Q
period 2008-04-29
UNITED BANCSHARES INC/OH
filed 2008-04-29
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.    See the definitions of “large accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____   Accelerated filer _____   Non-accelerated filer _____    Smaller Reporting Company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 16, 2008: 3,443,128

This document contains 28 pages.  The Exhibit Index is on page 22 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

Table of Contents

Page

Part I – Financial Information

Item 1 – Financial Statements	3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	19

Item 4T – Controls and Procedures	19

Part II – Other Information

Item 1 – Legal Proceedings Item 1A – Risk Factors	20 20

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3 – Defaults upon Senior Securities	20

Item 4 – Submission of Matters to a Vote of Security Holders	20

Item 5 – Other Information	20

Item 6 – Exhibits	21

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 9,540,306	$ 11,627,842
Interest-bearing deposits in other banks	9,820,664	3,290,372
Federal funds sold	5,144,000	161,000
Total cash and cash equivalents	24,504,970	15,079,214

SECURITIES, available-for-sale	124,946,067	137,904,385
FEDERAL HOME LOAN BANK STOCK, at cost	4,764,400	4,703,100
LOANS HELD FOR SALE	347,235	350,353

LOANS	388,286,104	359,209,925
Less allowance for loan losses	(2,393,277)	(2,232,708)
Net loans	385,892,827	356,977,217

PREMISES AND EQUIPMENT, net	7,822,609	7,902,911
GOODWILL CASH SURRENDER VALUE OF LIFE INSURANCE	7,282,013 11,504,679	7,282,013 11,396,781
OTHER ASSETS, including accrued interest receivable
and other intangible assets	6,782,204	6,378,816

TOTAL ASSETS	$ 573,847,004 ===================	$ 547,974,790 ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 38,018,477	$ 41,333,497
Interest bearing	377,328,947	351,869,746
Total deposits	415,347,424	393,203,243

Other borrowings	93,880,445	91,887,907
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	4,429,369	3,765,056

Total liabilities	523,957,238	499,156,206

SHAREHOLDERS' EQUITY
Common stock, $1 stated value, authorized 10,000,000 shares;
issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,659,661	14,659,661
Retained earnings	35,607,558	35,187,304
Accumulated other comprehensive income (loss)	724,519	(576,065)
Treasury stock, 317,429 shares at March 31, 2008 and 271,152 shares at December 31, 2007, at cost	(4,862,529)	(4,212,873)
Total shareholders' equity	49,889,766	48,818,584

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 573,847,004 ===================	$ 547,974,790 ===================

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
	2008	2007
INTEREST INCOME
Loans, including fees	$ 7,068,129	$ 6,474,145
Securities:
Taxable	1,095,019	1,494,313
Tax-exempt	454,533	466,919
Other	47,603	30,014
Total interest income	8,665,284	8,465,391

INTEREST EXPENSE
Deposits	2,927,518	2,813,998
Other borrowings	1,238,424	1,523,826
Total interest expense	4,165,942	4,337,824

NET INTEREST INCOME	4,499,342	4,127,567

PROVISION FOR LOAN LOSSES	275,000	150,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,224,342	3,977,567

NON-INTEREST INCOME
Gain on sales of loans	93,480	77,547
Gain from sale of credit card portfolio	-	355,366
Gain (loss) on sales of securities	21,486	(239,964)
Change in fair value of mortgage servicing rights	(251,262)	(67,146)
Other	693,574	648,911
Total non-interest income	557,278	774,714

NON-INTEREST EXPENSES	3,633,308	3,560,980

Income before income taxes	1,148,312	1,191,301
PROVISION FOR INCOME TAXES	203,000	214,000
NET INCOME	$ 945,312 ========	$ 977,301 =======

NET INCOME PER SHARE
Basic	$ 0.27	$ 0.27
Weighted average common shares outstanding	3,467,222	3,554,944

Diluted	$ 0.27	$ 0.27
Weighted average common shares outstanding	3,468,759	3,557,331

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity (Unaudited)
Three months ended March 31, 2008 and 2007

	Common		Retained	Accumulated Other	Treasury
	Stock	Surplus	Earnings	Comprehensive Income (Loss)	Stock	Total
BALANCE AT DECEMBER 31, 2007	$ 3,760,557	14,659,661	35,187,304	(576,065)	(4,212,873)	$ 48,818,584

Net income			945,312			945,312
Change in unrealized gain (loss) on securities, net of tax				1,300,584		1,300,584
Total comprehensive income						2,245,896
Dividends declared ($0.15 per share)			(516,469)			(516,469)
3,723 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan Purchase of 50,000 common shares			(8,589)		57,844 (707,500)	49,255 (707,500)
BALANCE AT MARCH 31, 2008	$ 3,760,557 ============	14,659,661 ============	35,607,558 ============	724,519 ============	(4,862,529) ============	$ 49,889,766 ============

BALANCE AT DECEMBER 31, 2006	$ 3,760,557	14,659,661	32,072,536	(1,352,031)	(2,988,235)	$ 46,152,488

Cumulative effect of change in accounting principle Net income			519,152 977,301			519,152 977,301
Change in unrealized loss on securities, net of tax				627,179		627,179
Total comprehensive income						1,604,480

Dividends declared ($0.14 per share)			(494,611)			(494,611)
3,891 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan			(5,769)		60,398	54,629
Purchase of 39,000 common shares					(632,450)	(632,450)

BALANCE AT MARCH 31, 2007	$ 3,760,557 ============	14,659,661 ============	33,068,609 ============	(724,852) ============	(3,560,287) ============	$ 47,203,688 ============

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities	$ 874,765	$ 484,606

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from calls or maturities	14,949,045	4,089,466
Net increase in loans	(29,322,552)	(5,415,252)
Expenditures for premises and equipment	(37,507)	(485,736)
Net cash from investing activities	(14,411,014)	(1,811,522)

Cash flows from financing activities:
Net change in deposits	22,144,181	7,618,982
Long-term borrowings, net of repayments Purchase of treasury shares	1,992,538 (707,500)	(5,567,316) (632,450)
Proceeds from issuance of common stock	49,255	54,629
Cash dividends paid	(516,469)	(494,611)
Net cash from financing activities	22,962,005	979,234

Net change in cash and cash equivalents	9,425,756	(347,682)

Cash and cash equivalents:
At beginning of period	15,079,214	12,310,619
At end of period	$ 24,504,970 ============	$ 11,962,937 ============

Cash paid for:
Interest	$ 4,399,280 ============	$ 4,439,810 ============
Income taxes	$ 200,000 ============	$ - ============

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March, 31, 2008

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiary (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Note 2 - New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (Statement 159) which permits an entity to choose to measure certain financial instruments and certain other items at fair value, on an instrument-by-instrument basis.  Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses on items for which the fair value option has been elected in earnings.  Statement 159 is effective for fiscal years beginning after November 15, 2007.  At the effective date, an entity may elect the fair value option for eligible items that exist at that date with the effect of the first measurement to fair value reported as a cumulative-effect adjustment to the opening balance of retained earnings.  There was no impact on the consolidated financial statements of the Corporation as a result of the adoption of Statement 159 during the first quarter of 2008 since the Corporation has not elected the fair value option for any eligible items, as defined in Statement 159.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (Statement 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Statement 157 also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies the assumptions about risk and the effect of a restriction on the sale or use of an asset.  On February 12, 2008, the FASB issued Staff Position 157-2 which defers the effective date of Statement 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.  All other provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within the those fiscal years.

The Corporation adopted the provisions of Statement 157 for the quarter ended March 31, 2008 except for those nonfinancial assets and liabilities subject to deferral as a result of Staff Position 157-2.  There was no impact on the March 31, 2008 consolidated financial statements of the Corporation as a result of the adoption of Statement 157.

During 2007, the FASB issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements (EITF 06-4), which concludes an employer should recognize a liability for postemployement benefits promised an employee based on the substantive arrangement between the employer and the employee.  Effective January 1, 2008, the Corporation adopted EITF 06-4.  Adoption of EITF 06-4 did not have a significant effect on the Corporation’s consolidated financial statements.

During 2007, the FASB issued EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance (EITF 06-10), which stipulates an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement if, based on the substantive arrangement with the employee, the employer has agreed to maintain life insurance during the employee’s retirement or provide the employee with a death benefit.  Under EITF 06-10, the employer should also recognize an asset based on the substance of the arrangement it has with the employee.  Effective January 1, 2008, the Corporation adopted EITF 06-10.  Adoption of EITF 06-10 did not have a significant effect on the Corporation’s consolidated financial statements.

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

Note 4 - Securities

The amortized cost and fair value of available-for-sale securities as of March 31, 2008 and December 31, 2007 are as follows (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury and Agencies	$ 2,000	$ 2,031	$ 13,211	$ 13,235
Obligations of states and political subdivisions	44,012	44,823	44,286	44,362
Mortgage-backed	77,834	78,090	81,278	80,305
Other	2	2	2	2

Total	$ 123,848 ========	$ 124,946 ========	$ 138,777 ========	$ 137,904 ========

A summary of gross unrealized gains and losses on available-for-sale securities at March 31, 2008 and December 31, 2007 follows (dollars in thousands):

	March 31, 2008		December 31, 2007
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

U.S. Treasury and Agencies	$ 31	$ -	$ 28	$ 4
Obligations of states and political subdivisions	915	104	322	246
Mortgage-backed	847	591	102	1,075

Total	$ 1,793 ========	$ 695 =======	$ 452 =======	$ 1,325 =======

On April 17, 2007, Union’s Board of Directors approved management’s plan to restructure its balance sheet including selling approximately $15.5 million of available-for-sale securities, comprising approximately 9.0% of Union’s total securities portfolio.  The anticipated sale was expected to result in a loss of approximately $240,000.  Consequently, management determined such securities to be other than temporarily impaired at March 31, 2007 and recognized an impairment loss for the quarter ended March 31, 2007 of $240,000 ($160,000 net of tax, or $.05 basic earnings per share).

Note 5 - Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows for the three-month periods ended March 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Unrealized holding gains on available-for-sale securities	$ 1,992	$ 710
Reclassification adjustments for securities losses (gains) realized in income	(21)	240

Net unrealized gains	1,971	950

Tax effect	670	323

Net-of-tax amount	$ 1,301 =======	$ 627 ======

Note 6 – Junior Subordinated Deferrable Interest Debentures

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (United Trust) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation.  The debentures have a stated maturity date of March 26, 2033.  As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option.  The interest rate of the debentures was fixed at 6.40% for a five-year period through March 26, 2008.  Effective March 27, 2008, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 5.76% at March 31, 2008.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.  Interest expense on the debentures amounted to $160,000 for the three-month periods ended March 31, 2008 and 2007 and is included in interest expense-borrowings in the accompanying consolidated statements of income.

Each issue of the trust preferred securities carries an interest rate identical to that of the related debenture.  The securities have been structured to qualify as Tier I capital for regulatory purposes and the dividends paid on such are tax deductible.  However, under Federal Reserve Board guidelines, the securities cannot be used to constitute more than 25% of the Corporation’s core tax Tier I capital inclusive of these securities.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended March 31,
	2008	2007
SIGNIFICANT RATIOS (Unaudited)
Net income to: Average assets (a) Average shareholders’ equity (a)	0.68% 7.66%	0.70% 8.37%
Net interest margin (a)	3.62%	3.41%
Efficiency ratio (b)	68.67%	69.24%
Average shareholders’ equity to average assets	8.81%	8.36%
Loans to deposits (end of period) (c)	93.57%	88.08%
Allowance for loan losses to loans (end of period) (d)	0.62%	0.65%
Cash dividends to net income	54.63%	50.61%

Book value per share	$ 14.49	$ 13.36

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2008 the Corporation reported net income of $945,000, or $0.27 basic earnings per share.  This compares to first quarter 2007 net incomeof $977,000, or $0.27 basic earnings per share.  Compared with the same period in 2007, first quarter 2008 net income decreased $32,000 or 3.3%.  The $32,000 decrease for the quarter was primarily the result of a $218,000 decrease in non-interest income, an increase of $125,000 in the provision for loan losses and an increase in non-interest expenses of $72,000, offset by an increase of $372,000 in net interest income, and a decrease in the provision for income taxes of $11,000.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.  Net interest income was $4,499,000 for the first quarter of 2008, compared to $4,128,000 for the same period of 2007.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the three months ended March 31, 2008 the net interest margin (on a taxable equivalent basis) was 3.62% compared with 3.41% for the same period of 2007.  The increase in the net interest margin for the first quarter of 2008 as compared to the first quarter of 2007 primarily resulted from a change in the composition of interest-earning assets.  Union has continued to experience loan demand, including a $29.1 million net increase in loans during the quarter ended March 31, 2008.  Proceeds from the sale or maturity of lower-yielding securities have been used to partially fund this loan growth.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s periodic calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s markets.  A $275,000 provision for loan losses was made for the first quarter of 2008 compared to a $150,000 provision for the same period in 2007.  See “Allowance for Loan Losses” under Financial Condition for further discussion of the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees,  earnings on life insurance policies,  income arising from sales of investment products to customers, and occasional security sale transactions.  Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter.

Gain on sales of loans amounted to $93,000 for the quarter ended March 31, 2008, compared to $78,000 for the first quarter of 2007.  The quarterly gain included capitalized servicing rights of $21,000 and $46,000 on $2.5 million and $4.8 million of originated loan sales during the quarters ended March 31, 2008 and 2007, respectively.  The balance of the gain on sales of loans represented cash gains.  For the three month period ended March 31, 2008, there was a decrease in fair market of mortgage servicing rights of $251,000 in addition to amortization of mortgage servicing rights of $80,000, compared to a decrease in fair value of mortgage servicing rights of $67,000 and amortization of mortgage servicing rights of $82,000 for the first quarter of 2007.  The value of mortgage servicing rights decreased during the quarter due to the market’s perception of mortgage investment products, and a sluggish national housing market.  During the quarter ended March 31, 2008, the Corporation realized $21,000 of gains on called securities compared to securities losses of $240,000 for the quarter ended March 31, 2007.  The securities losses in 2007 resulted from Union’s Board approving a plan to restructure Union’s securities portfolio, including selling $15.5 million of available-for-sale securities.  The amortized cost of such securities exceeded their value at March 31, 2007 by $240,000.

Effective March 31, 2007, Union entered into an agreement to sell its credit card portfolio, resulting in a gain on sale for the quarter ended March 31, 2007 of $355,000.

Other non-interest income increased $45,000 (6.9%) to $694,000 for the quarter ended March 31, 2008.

Non-Interest Expenses

For the quarter ended March 31, 2008 non-interest expenses were $3,633,000, compared to $3,561,000 for the first quarter of 2007, a $72,000 (2.0%) increase.

The operating results for the three month period included an adjustment to the provision for stock options based on the Corporation’s closing stock price as of March 31, 2008 and 2007.  As a result of this adjustment, non-interest expenses were increased $11,000 for the three month period ended March 31, 2008, and were reduced $15,000 for the three month period ended March 31, 2007.  Non-interest expenses for the quarter ended March 31, 2008, also included a $104,000 write down on other real estate owned.  In addition to the Corporation’s ongoing commitment to the improvement of internal controls and the overall operational environment, the Corporation has and will continue to identify and implement cost saving strategies.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  For the quarter ended March 31, 2008, the Corporation’s efficiency ratio was 68.04% compared to 69.24% for the same period of 2007.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2008 was $203,000, or 17.7% of income before income taxes, compared to $214,000, or 18.0%, for the comparable 2007 period.

Return on Assets

Return on average assets was 0.68% for the first quarter of 2008, compared to 0.70% for the comparable quarter of 2007.  The decrease resulted from a slight reduction in net income and a slight increase in the Corporation’s average assets.

Return on Equity

Return on average equity for the first quarter of 2008 was 7.66% compared to 8.37% for the same period of 2007.  This decrease was the result of the slight decrease in net income and an increase in average equity as more fully explained in the Shareholders’ Equity section under Financial Condition.  The Corporation and Union met all regulatory capital requirements as of March 31, 2008, and Union is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $573.8 million at March 31, 2008 compared to $548.0 million at December 31, 2007, an increase of $25.8 million, or 4.7%.  The increase in assets was the result of an increase of $29.1 million in gross loans and an increase in total cash and cash equivalents of $9.4 million offset by a decrease of $13.0 million in available for sale securities.  Deposits during this same period increased $22.1 million (5.6%) and other borrowings (consisting of Federal Home Loan Bank borrowings, securities sold under agreements to repurchase, customer repurchase agreements, and junior subordinated deferrable debentures) increased $2.0 million (2.0%).

Shareholders’ equity increased from $48.8 million at December 31, 2007 to $49.9 million at March 31, 2008.  This increase was the result of net income ($945,000), the issuance of 3,723 treasury shares ($49,000) under the Corporation’s Employee Stock Purchase Plan and a $1,301,000 increase in unrealized securities gains, net of tax, offset by the payment of dividends ($516,000), and the repurchase of 50,000 common shares ($708,000).  The increase in unrealized securities gains from January 1, 2008 to March 31, 2008, was the result of customary and expected changes in the bond market.  Unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents totaled $24.5 million at March 31, 2008 compared to $15.1 million at December 31, 2007.  Cash and cash equivalents at March 31, 2008 includes Federal funds sold of $5.1 million compared to $161,000 at December 31, 2007.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs.  Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

Securities

At March 31, 2008, available-for-sale securities totaled $124.9 million, a decrease of $13.0 million (9.4%) from December 31, 2007.  As a result of continued loan demand, proceeds from the call or maturity of securities during the quarter ended March 31, 2008 were used to fund loan growth rather than being re-invested in the securities portfolio.  Management believes classifying securities as available-for-sale provides the Corporation flexibility and facilitates greater interest rate risk management opportunities.  At March 31, 2008, the amortized cost of the Corporation’s securities totaled $123.8 million, resulting in net unrealized gains of approximately $1.1 million and a corresponding after tax increase in shareholders’ equity of $725,000.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans (including loans held for sale) totaled $388.6 million at March 31, 2008 compared to $359.5 million at December 31, 2007, an increase of $29.1 million (8.1%).  Most of this increase has been in the commercial and commercial real estate loan categories.

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans (excluding loans held for sale) was 0.62% at March 31, 2008 and December 31, 2007.  Management believes the allowance is adequate given the composition of and risk inherent in the loan portfolio of Union.  Management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007, respectively:

	(dollars in thousands)

	2008	2007
Balance, beginning of period	$2,233	$2,275

Charge offs	(202)	(319)
Recoveries	87	106
Net charge offs	(115)	(213)

Provision for loan losses	275	150
Balance, end of period	$2,393 =====	$2,212 =====

Loans on non-accrual status as a percentage of outstanding loans were 0.87% at March 31, 2008, compared to 0.78% at December 31, 2007.  Non-accrual loans totaled $3,378,000 and $2,613,000 at March 31, 2008 and December 31, 2007, respectively.  Management believes the current level of non-accrual loans is acceptable and is a reflection of the quality of Union’s loan portfolio as well as the adequacy of staffing levels devoted to monitoring and pursuing the collection of these credits.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $415.3 million, or 80.0% of the Corporation’s funding sources at March 31, 2008.  Total deposits increased $22.1 million (5.6%) during the quarter ended March 31, 2008, including $15.0 million of brokered deposits acquired to fund the aforementioned loan growth.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 9.2% of total deposits at March 31, 2008 compared to 8.8% at March 31, 2007.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements.  These borrowings consisted of FHLB borrowings totaling $67.1 million and $67.3 million at March 31, 2008 and December 31, 2007, respectively; securities sold under agreement to repurchase and customer repurchase agreements totaling $26.8 million and $24.6 million at March 31, 2008 and December 31, 2007, respectively; and junior subordinated deferrable interest debentures of $10.3 million at March 31, 2008 and 2007.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the three month period ended March 31, 2008, the Corporation had net income of $945,000 and declared dividends of $516,000, resulting in a dividend payout ratio of 54.63% of net income.  Management believes the overall equity level supports this payout ratio.  During the three month periods ended March 31, 2008 and 2007, the Corporation issued 3,723 and 3,891 shares, respectively of treasury stock to participants of the Corporation’s

Employee Stock Purchase Plan. In addition, during the three month period ended March 31, 2008 and 2007, the Corporation purchased 50,000 and 39,000 shares, respectively through its share repurchase program.

The increase in net unrealized gains on available-for-sale securities, net of income taxes, was $1,301,000 for the three months ended March 31, 2008.  Since all the securities in the Corporation’s portfolio are classified as available-for-sale, both the securities and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

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

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the December 31, 2007 Form 10-K.

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

Item 1A:  Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the December 31, 2007 Form 10-K.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report.  The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended March 31, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

01/01/08 -

01/31/08

None

None

      247,058

          152,942

02/01/08 -

02/29/08

50,000

14.15

      297,058

          102,942

03/01/08 -

03/31/08

None

None

      297,058

          102,942

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

UNITED BANCSHARES, INC.

Date:	April 29, 2008	By:/s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED MARCH 31, 2008

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