Form 10-Q
period 2008-06-30
UNITED BANCSHARES INC/OH
filed 2008-07-28
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ____     Accelerated filer ____     Non-accelerated filer                Smaller Reporting Company     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 18, 2008: 3,441,663

This document contains 29 pages.  The Exhibit Index is on page 23 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

Table of Contents

Page

Part I – Financial Information

Item 1 – Financial Statements	3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	20

Item 4T – Controls and Procedures	20

Part II – Other Information

Item 1 – Legal Proceedings Item 1A – Risk Factors	21 21

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3 – Defaults upon Senior Securities	21

Item 4 – Submission of Matters to a Vote of Security Holders	22

Item 5 – Other Information	22

Item 6 – Exhibits	22

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 9,343,300	$ 11,627,842
Interest-bearing deposits in other banks	23,511,200	3,290,372
Federal funds sold	10,150,000	161,000
Total cash and cash equivalents	43,004,500	15,079,214

SECURITIES, available-for-sale	124,257,888	137,904,385
FEDERAL HOME LOAN BANK STOCK, at cost	4,828,700	4,703,100
LOANS HELD FOR SALE	343,751	350,353

LOANS	417,338,044	359,209,925
Less allowance for loan losses	(2,512,983)	(2,232,708)
Net loans	414,825,061	356,977,217

PREMISES AND EQUIPMENT, net	7,749,116	7,902,911
GOODWILL CASH SURRENDER VALUE OF LIFE INSURANCE	7,282,013 11,628,840	7,282,013 11,396,781
OTHER ASSETS, including accrued interest receivable
and other intangible assets	7,425,154	6,378,816

TOTAL ASSETS	$ 621,345,023	$ 547,974,790

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 39,259,124	$ 41,333,497
Interest bearing	419,391,144	351,869,746
Total deposits	458,650,268	393,203,243

Other borrowings	98,586,906	91,887,907
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	4,209,829	3,765,056

Total liabilities	571,747,003	499,156,206

SHAREHOLDERS' EQUITY
Common stock, $1 stated value, authorized 10,000,000 shares;
issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,659,661	14,659,661
Retained earnings	36,840,604	35,187,304
Accumulated other comprehensive loss	(732,523)	(576,065)
Treasury stock, 322,429 shares at June 30, 2008 and 271,152 shares at
December 31, 2007, at cost	(4,930,279)	(4,212,873)
Total shareholders' equity	49,598,020	48,818,584

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 621,345,023	$ 547,974,790

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$ 7,316,381	$ 6,802,112	$ 14,384,510	$ 13,276,257
Securities:
Taxable	977,191	1,437,508	2,072,210	2,931,821
Tax-exempt	481,944	462,971	936,477	929,890
Other	116,870	96,984	164,473	126,998
Total interest income	8,892,386	8,799,575	17,557,670	17,264,966

INTEREST EXPENSE
Deposits	2,795,316	3,013,057	5,722,834	5,827,055
Other borrowings	1,150,231	1,392,267	2,388,655	2,916,093
Total interest expense	3,945,547	4,405,324	8,111,489	8,743,148

NET INTEREST INCOME	4,946,839	4,394,251	9,446,181	8,521,818

PROVISION FOR LOAN LOSSES	370,000	75,000	645,000	225,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,576,839	4,319,251	8,801,181	8,296,818

NON-INTEREST INCOME
Gain on sales of loans	152,216	83,244	245,696	160,791
Gain from sale of credit card portfolio	-	-	-	355,366
Gain (loss) on sales or writedown of securities	22,861	16,019	44,347	(223,945)
Change in fair value of mortgage servicing rights Other	373,503 757,726	217,220 689,063	122,241 1,451,300	150,075 1,337,973
Total non-interest income	1,306,306	1,005,546	1,863,584	1,780,260

NON-INTEREST EXPENSES	3,549,380	3,408,279	7,182,688	6,969,259

Income before income taxes	2,333,765	1,916,518	3,482,077	3,107,819
PROVISION FOR INCOME TAXES	585,000	462,000	788,000	676,000
NET INCOME	$ 1,748,765 ========	$ 1,454,518 =======	$ 2,694,077 ========	$ 2,431,819 ========

NET INCOME PER SHARE
Basic	$ 0.51	$ 0.41	$ 0.78	$ 0.69
Weighted average common shares outstanding	3,439,996	3,528,764	3,453,609	3,541,782

Diluted	$ 0.51	$ 0.41	$ 0.78	$ 0.69
Weighted average common shares outstanding	3,441,382	3,530,740	3,455,070	3,543,961

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity (Unaudited)
Six months ended June 30, 2008 and 2007

	Common		Retained	Accumulated Other	Treasury
	Stock	Surplus	Earnings	Comprehensive Loss	Stock	Total
BALANCE AT DECEMBER 31, 2007	$ 3,760,557	14,659,661	35,187,304	(576,065)	(4,212,873)	$ 48,818,584

Net income			2,694,077			2,694,077
Change in unrealized loss on available-for-sale securities, net of income taxes				(156,458)		(156,458)
Total comprehensive income						2,537,619
Dividends declared ($0.30 per share)			(1,032,188)			(1,032,188)
3,723 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan Purchase of 55,000 common shares			(8,589)		57,844 (775,250)	49,255 (775,250)
BALANCE AT JUNE 30, 2008	$ 3,760,557	14,659,661	36,840,604	(732,523)	(4,930,279)	$ 49,598,020

BALANCE AT DECEMBER 31, 2006	$ 3,760,557	14,659,661	32,072,536	(1,352,031)	(2,988,235)	$ 46,152,488

Cumulative effect of change in accounting principle Net income			519,152 2,431,819			519,152 2,431,819
Change in unrealized loss on available-for-sale securities, net of income taxes				(779,578)		(779,578)
Total comprehensive income						1,652,241

Dividends declared ($0.28 per share)			(987,823)			(987,823)
3,891 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan			(5,769)		60,398	54,629
Purchase of 49,000 common shares					(794,550)	(794,550)

BALANCE AT JUNE 30, 2007	$ 3,760,557	14,659,661	34,029,915	(2,131,609)	(3,722,387)	$ 46,596,137

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
	2008	2007

Cash flows from operating activities	$ 2,814,273	$ 2,166,216

Cash flows from investing activities:
Proceeds from calls or maturities of available-for-sale
securities, net of purchases	13,444,981	23,754,507
Proceeds from sale of premises and equipment Net increase in loans	(58,604,786)	49,545
		(4,705,949)
Expenditures for premises and equipment	(117,023)	(531,788)
Net cash from investing activities	(45,276,828)	18,566,315

Cash flows from financing activities:
Net change in deposits	65,447,025	2,611,193
Long-term borrowings, net of repayments Purchase of treasury shares	6,698,999 (775,250)	(23,039,173)
		(794,550)
Proceeds from issuance of common stock	49,255	54,629
Cash dividends paid	(1,032,188)	(987,823)
Net cash from financing activities	70,387,841	(22,155,724)

Net change in cash and cash equivalents	27,925,286	(1,423,193)

Cash and cash equivalents:
At beginning of period	15,079,214	12,310,619
At end of period	$ 43,004,500	$ 10,887,426

Cash paid for:

Interest	$ 7,973,451	$ 8,883,367

Income taxes	$ 845,000	$ 345,000

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiary (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Note 2 - New Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Opinion for Financial Assets and Financial Liabilities” (FAS 159).  FAS 159 permits, but does not require, entities to measure selected financial assets and liabilities at fair value.  Changes in fair value are recorded through the income statement in subsequent periods.  The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity.  After adoption, the election to report assets and liabilities at fair value must be made at the point of their inception.  There was no impact on the consolidated financial statements of the Corporation as a result of the adoption of FAS 159 since the Corporation has not elected the fair value option for any eligible items, as defined in FAS 159.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FAS 157 also establishes a fair value hierarchy which requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities.

Level 2

Observable inputs other than Level 1 prices, such as quoted process for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

On February 12, 2008, the FASB issued Staff Position 157-2 which defers the effective date of FAS 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  All other provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

The Corporation adopted the provisions of FAS 157 for the quarter ended March 31, 2008 except for those non-financial assets and liabilities subject to deferral as a result of Staff Position 157-2.  There was no impact on the consolidated financial statements of the Corporation as a result of the adoption of FAS 157.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities available for sale

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would include highly liquid government bonds and mortgage products.  If quoted market prices are not available, then fair values are estimated by using pricing models, quotes prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include mortgage-backed agency securities and obligations of states and political subdivisions.  In certain cases where Level 1 and Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Currently, all of the Corporation’s securities are considered to be Level 2 securities and fair values are provided by a third party pricing provider.

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompany consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  This valuation is considered Level 3 when consisting of appraisals of underlying collateral.  Substantially all impaired loans are valued considering appraisals of underlying collateral.

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

Note 4 - Securities

The amortized cost and fair value of available-for-sale securities as of June 30, 2008 and December 31, 2007 are as follows (dollars in thousands):

	June 30, 2008		December 31, 2007
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury and Agencies	$ -	$ -	$ 13,211	$ 13,235
Obligations of states and political subdivisions	47,084	46,826	44,286	44,362
Mortgage-backed	78,282	77,430	81,278	80,305
Other	2	2	2	2

Total	$ 125,368 ========	$ 124,258 =======	$ 138,777 =======	$ 137,904 =======

A summary of gross unrealized gains and losses on available-for-sale securities at June 30, 2008 and December 31, 2007 follows (dollars in thousands):

	June 30, 2008		December 31, 2007
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

U.S. Treasury and Agencies	$ -	$ -	$ 28	$ 4
Obligations of states and political subdivisions	394	652	322	246
Mortgage-backed	295	1,147	102	1,075

Total	$ 689 ========	$ 1,799 =======	$ 452 =======	$ 1,325 =======

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

Note 5 - Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows for the six-month periods ended June 30, 2008 and 2007 (dollars in thousands):

	2008	2007
Unrealized holding gains on available-for-sale securities	$ (193)	$ (1,406)
Reclassification adjustments for securities losses (gains) realized in income	(44)	224

Net unrealized gains	(237)	(1,182)

Tax effect	(81)	(402)

Net-of-tax amount	$ (156) =======	$ (780) =======

Note 6 – Junior Subordinated Deferrable Interest Debentures

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (United Trust) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation.  The debentures have a stated maturity date of March 26, 2033.  As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option.  The interest rate of the debentures was fixed at 6.40% for a five-year period through March 26, 2008.  Effective March 27, 2008, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 5.96% at June 30, 2008.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.  Interest expense on the debentures amounted to $307,000 and $320,000 for the six-month periods ended June 30, 2008 and 2007, respectively, and is included in interest expense-borrowings in the accompanying consolidated statements of income.

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

Note 7 – Commitments

Union has entered into a contract to purchase a facility in Shawnee Township, in Ohio, to be used for a new branch office.  Union is also in the process of constructing a new branch office in Ottawa, Ohio to replace the former branch damaged by a flood in August 2007.  The total cost of these projects, including renovation costs at the Shawnee Township facility, furnishings, and equipment is expected to be $2.1 million of which $354,000 has been expended as of June 30, 2008.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2008	2007	2008	2007
SIGNIFICANT RATIOS (Unaudited)
Net income to: Average assets (a) Average shareholders’ equity (a)	1.12% 14.06%	1.05% 12.41%	0.93% 10.87%	0.87% 10.39%
Net interest margin (a)	3.71%	3.63%	3.66%	3.52%
Efficiency ratio (b)	54.59%	60.45%	60.91%	64.64%
Average shareholders’ equity to average assets	7.98%	8.49%	8.53%	8.41%
Loans to deposits (end of period) (c)	91.07%	89.38%	91.07%	89.38%
Allowance for loan losses to loans (end of period) (d)	0.60%	0.67%	0.60%	0.67%
Cash dividends to net income	29.49%	33.91%	38.31%	40.62%

Book value per share	$ 14.43	$ 13.23	$ 14.43	$ 13.23

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2008 the Corporation reported net income of $1,749,000, or $0.51 basic earnings per share.  This compares to second quarter 2007 net income of $1,455,000, or $0.41 basic earnings per share.  Compared with the same period in 2007, second quarter 2008 net income increased $294,000 or 20.2%.  The $294,000 increase for the quarter was primarily the result of a $553,000 increase in net interest income and a $300,000 increase in non-interest income, offset by a $295,000 increase in the provision for loan losses, a $141,000 increase in non-interest expenses, and a $123,000 increase in the provision for income taxes.

Net income for the six-months ended June 30, 2008, totaled $2,694,000, or $0.78 basic earnings per share compared to net income of $2,432,000, or $0.69 basis earnings per share for the same period in 2007.  Compared with the same period in 2007, net income increased $262,000 or 10.8%.  The $262,000 increase for the six-month period ended June 30, 2008 was primarily the result of a $924,000 increase in net interest income, and an increase of $84,000 in non-interest income, offset by an increase of $420,000 in the provision for loan losses, an increase of $214,000 in non-interest expenses, and an increase in the provision for income taxes of $112,000.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.  Net interest income was $4,947,000 for the second quarter of 2008, compared to $4,394,000 for the same period of 2007.  Net interest income was $9,446,000 for the first half of 2008 compared to $8,522,000 for the same period of 2007, an increase of $924,000 (10.8%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the three and six months ended June 30, 2008 the net interest margin (on a taxable equivalent basis) was 3.71% and 3.66% respectively and compared with 3.63% and 3.52% for the same period of 2007.  The increase in the net interest margin for the 2008 periods as compared to the 2007 periods primarily resulted from a change in the composition of interest-earning assets.  Union has continued to experience loan demand, including a $58.1 million net increase in loans during the first half of 2008.  Proceeds from the sale or maturity of lower-yielding securities have been used to partially fund this loan growth.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s periodic calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, portfolio growth, collateral position, portfolio risks and general economic conditions in the Corporation’s markets.  A $370,000 provision for loan losses was made for the second quarter of 2008 compared to a $75,000 provision for the same period in 2007.  A $645,000 provision for loan losses was made for the six month period ended June 30, 2008, compared to a $225,000 provision for loan losses for the six month period ended June 30, 2007.  See “Allowance for Loan Losses” under Financial Condition for further discussion of the provision for loan losses.

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

For the quarter ended June 30, 2008 non-interest income was $1,306,000, compared to $1,006,000 for the second quarter of 2007, a $300,000 (29.8%) increase.  For the quarter ended June 30, 2008, there was an increase in the fair value of mortgage servicing rights of $374,000, compared to an increase in fair value of mortgage servicing rights of $217,000 for the second quarter of 2007.  The fair value of mortgage servicing rights increased during the quarter due to the easing of the market’s perception of mortgage investment products, and a decrease in prepayment speeds as a result of rising mortgage interest rates.  Gain on sales of loans amounted to $152,000 for the quarter ended June 30, 2008, compared to $83,000 for the comparable 2007 period, an increase of $69,000 (83.1%).  The quarterly gain included capitalized servicing rights of $88,000 and $46,000 on $7.6 million and $3.8 million of originated loan sales during the quarters ended June 30, 2008 and 2007, respectively.  The balance of the gain on sales of loans represented cash gains.  During the quarter ended June 30, 2008, the Corporation realized $23,000 of gains on the sale and call of securities compared to $16,000 gain on the sale of securities for the quarter ended June 30, 2007.  As a result of Union’s Board approving management’s plan to restructure its balance sheet, including selling approximately $15.5 million of available-for-sale securities, an impairment loss of $240,000 was recognized for the quarter ended March 31, 2007, representing the amount by which amortized cost exceeded fair value for the securities being sold.  The securities were subsequently sold on June 21, 2007 at a realized loss of $224,000.

For the six-month period ended June 30, 2008 non-interest income was $1,864,000, compared to $1,780,000 for the six-month period ended June 30, 2007, an $84,000 (4.7%) increase.  For the six-month period ended June 30, 2008 there was an increase in fair value of mortgage servicing rights of $122,000, compared to an increase in fair value of mortgage servicing rights of $150,000 for the six months ended June 30, 2007.

Effective March 31, 2007, Union entered into an agreement to sell its credit card portfolio, resulting in a gain on sale for the quarter ended March 31, 2007 of $355,000.

Other non-interest income increased $69,000 (10.0%) to $758,000 for the quarter ended June 30, 2008 and $113,000 (8.4%) to $1,451,000 for the six-month period ended June 30, 2008.

Non-Interest Expenses

For the quarter ended June 30, 2008 non-interest expenses were $3,549,000, compared to $3,408,000 for the comparable period in 2007, a $141,000 (4.1%) increase.  For the six-month period ended June 30, 2008, non-interest expenses totaled $7,183,000 compared to $6,969,000 for the comparable period of 2007, an increase of $214,000 (3.1%).

The operating results for the three  and six month periods included an adjustment to the provision for stock options based on the Corporation’s closing stock price as of June 30, 2008 and 2007.  As a result of this adjustment, non-interest expenses were decreased $9,000 and increased $2,000, respectively for the three and six month periods ended June 30, 2008, and were reduced by $14,000 and $29,000, respectively, for the three and six month periods ended June 30, 2007.  Non-interest expenses for the six month period ended June 30, 2008, included a $104,000 write down on other real estate owned from the first quarter of 2008.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  For the quarter ended June 30, 2008, the Corporation’s efficiency ratio was 54.59% compared to 60.45% for the same period of 2007  For the six month period ended June 30, 2008, the Corporation’s efficiency ratio was 60.91% compared to 64.64% for the same period of 2007.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2008 was $585,000, or 25.1% of income before income taxes, compared to $462,000, or 24.1%, for the comparable 2007 period.  The provision for income taxes for the six month period ended June 30, 2008 was $788,000, or 22.6% of income before income taxes, compared to $676,000, or 21.8%, for the comparable 2007 period.

Return on Assets

Return on average assets was 1.12% for the second quarter of 2008, compared to 1.05% for the second quarter of 2007.  Return on average assets for the six months ended June 30, 2008 was 0.93% compared to 0.87% for the same period of 2007.  The increase resulted from an increase in income offset by an increase in the Corporation’s average assets.

Return on Equity

Return on average equity for the second quarter of 2008 was 14.06% compared to 12.41% for the same period of 2007.  Return on average equity for the six months ended June 30, 2008 was 10.87% compared to 10.39% for the same period in 2007.  This increase was the result of an increase in net income offset by an increase in average equity as more fully explained in the Shareholders’ Equity section under Financial Condition.  The Corporation and Union met all regulatory capital requirements as of June 30, 2008, and Union is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $621.3 million at June 30, 2008 compared to $548.0 million at December 31, 2007, an increase of $73.3 million, or 13.4%.  The increase in assets was the result of an increase of $58.1 million in gross loans and an increase in total cash and cash equivalents of $27.9 million offset by a decrease of $13.6 million in available-for-sale securities.  Deposits during this same period increased $65.4 million (16.6%) primarily related to increases in brokered certificates and public deposits.  Other borrowings (consisting of Federal Home Loan Bank borrowings, securities sold under agreements to repurchase, customer repurchase agreements, and junior subordinated deferrable debentures) increased $6.7 million (6.6%).

Shareholders’ equity increased from $48.8 million at December 31, 2007 to $49.6 million at June 30, 2008.  This increase was the result of net income ($2,694,000), and the issuance of 3,723 treasury shares ($49,000) under the Corporation’s Employee Stock Purchase Plan, offset by a $156,000 increase in unrealized securities losses, net of tax, the payment of dividends ($1,032,000), and the repurchase of 55,000 common shares ($775,000).  The increase in unrealized securities losses from January 1, 2008 to June 30, 2008, was the result of customary and expected changes in the bond market.  Unrealized losses on securities are reported as accumulated other comprehensive income in the consolidated balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents totaled $43.0 million at June 30, 2008 compared to $15.1 million at December 31, 2007.  Cash and cash equivalents at June 30, 2008 includes Federal funds sold of $10.2 million compared to $161,000 at December 31, 2007.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs, which has increased due to the recent volatility in the market.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs.  Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

Securities

At June 30, 2008, available-for-sale securities totaled $124.3 million, a decrease of $13.6 million (9.9%) from December 31, 2007.  As a result of continued loan demand, proceeds from the sale, call or maturity of securities during the six months ended June 30, 2008 were primarily used to fund loan growth rather than being re-invested in the securities portfolio.  Management believes classifying securities as available-for-sale provides the Corporation flexibility and facilitates greater interest rate risk management opportunities.  At June 30, 2008, the amortized cost of the Corporation’s securities totaled $125.4 million, resulting in net unrealized losses of approximately $1.1 million and a corresponding after tax decrease in shareholders’ equity of $733,000.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans (including loans held for sale) totaled $417.7 million at June 30, 2008 compared to $359.6 million at December 31, 2007, an increase of $58.1 million (16.2%).  Most of this increase has been in the commercial and commercial real estate loan categories.

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans (excluding loans held for sale) was 0.60% at June 30, 2008 compared to .62% at December 31, 2007.  Management believes the allowance is adequate given the composition of and risk inherent in the loan portfolio of Union.  Management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the allowance for loan losses for the six months ended June 30, 2008 and 2007, respectively:

	(dollars in thousands)

	2008	2007
Balance, beginning of period	$2,233	$2,275
Provision for loan losses	645	225

Charge offs	(508)	(414)
Recoveries	143	179
Net charge offs	(365)	(235)

Balance, end of period	$2,513 =====	$2,265 =====

Loans on non-accrual status as a percentage of outstanding loans were 0.83% at June 30, 2008, compared to 0.73% at December 31, 2007.  Non-accrual loans totaled $3,448,000 and $2,613,000 at June 30, 2008 and December 31, 2007, respectively.  Management believes the current level of non-accrual loans is manageable and is a reflection of the quality of Union’s loan portfolio as well as the adequacy of staffing levels devoted to monitoring and pursuing the collection of these credits.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $458.7 million, or 80.8% of the Corporation’s funding sources at June 30, 2008.  Total deposits increased $65.4 million (16.6%) during the six months ended June 30, 2008, primarily related to increases of brokered deposits ($42.6 million) and public deposits ($25.2 million), acquired to fund the aforementioned loan growth.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 8.6% of total deposits at June 30, 2008 compared to 9.3% at June 30, 2007.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements.  These borrowings consisted of FHLB borrowings totaling $88.7 million and $67.3 million at June 30, 2008 and December 31, 2007, respectively; securities sold under agreement to repurchase and customer repurchase agreements totaling $9.8 million and $24.6 million at June 30, 2008 and December 31, 2007, respectively; and junior subordinated deferrable interest debentures of $10.3 million at June 30, 2008 and 2007.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the six month period ended June 30, 2008, the Corporation had net income of $2,694,000 and declared dividends of $1,032,000, resulting in a dividend payout ratio of 38.31% of net income.  Management believes the overall equity level supports this payout ratio.  During the six month periods ended June 30, 2008 and 2007, the Corporation issued 3,723 and 3,891 shares, respectively of treasury stock to participants of the Corporation’s Employee Stock Purchase Plan. In addition, during the six month period ended June 30, 2008 and 2007, the Corporation purchased 55,000 and 49,000 shares, respectively through its share repurchase program.

The increase in net unrealized losses on available-for-sale securities, net of income taxes, was $156,000 for the six months ended June 30, 2008.  Since all the securities in the Corporation’s portfolio are classified as available-for-sale, both the securities and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report.  The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended June 30, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

04/01/08 -

04/30/08

None

 None

      297,058

          102,942

05/01/08 -

05/31/08

5,000

  13.55

      302,058

            97,942

06/01/08 –

06/30/08

None

  None

      302,058

            97,942

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

Item 3:  Defaults upon Senior Securities.

None

Item 4:  Submission of Matters to a Vote of Security Holders.

On April 23, 2008, The Corporation held its annual shareholders’ meeting at its corporate headquarters in Columbus Grove, Ohio.

The shareholders adopted the proposal to elect directors at the meeting by the votes indicated below:

FOR

WITHHELD

Robert L. Benroth

2,569,435

113,032

Robert L. Dillhoff

2,549,021

133,446

James N. Reynolds

2,524,099

158,368

H. Edward Rigel

2,527,163

155,304

David P. Roach

2,544,459

138,009

Daniel W. Schutt

2,594,056

  88,411

R. Steven Unverferth

2,602,041

  80,426

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

UNITED BANCSHARES, INC.

Date:	July 28, 2008	By:/s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED JUNE 30, 2008

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

July 28, 2008

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

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

July 28, 2008

Exhibit 32.1

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Daniel W. Schutt

Daniel W. Schutt

Chief Executive Officer

Date: July 28, 2008

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

Exhibit 32.2

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: July 28, 2008

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

Exhibit 99

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. United Bancshares, Inc. ("Corporation") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

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