Form 10-Q
period 2008-09-30
UNITED BANCSHARES INC/OH
filed 2008-10-31
CIK 1087456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ____     Accelerated filer ____     Non-accelerated filer ____     Smaller Reporting Company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 20, 2008: 3,441,663

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

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 8,740,947	$ 11,627,842
Interest-bearing deposits in other banks	29,467,542	3,290,372
Federal funds sold	10,885,000	161,000
Total cash and cash equivalents	49,093,489	15,079,214

SECURITIES, available-for-sale	127,136,226	137,904,385
FEDERAL HOME LOAN BANK STOCK, at cost	4,893,800	4,703,100
LOANS HELD FOR SALE	244,173	350,353

LOANS	406,910,419	359,209,925
Less allowance for loan losses	(2,896,806)	(2,232,708)
Net loans	404,013,613	356,977,217

PREMISES AND EQUIPMENT, net	8,718,005	7,902,911
GOODWILL CASH SURRENDER VALUE OF LIFE INSURANCE	7,282,013 11,746,955	7,282,013 11,396,781
OTHER ASSETS, including accrued interest receivable
and other intangible assets	6,685,367	6,378,816

TOTAL ASSETS	$ 619,813,641	$ 547,974,790

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 38,437,456	$ 41,333,497
Interest bearing	418,556,251	351,869,746
Total deposits	456,993,707	393,203,243

Other borrowings	98,754,326	91,887,907
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	3,927,663	3,765,056

Total liabilities	569,975,696	499,156,206

SHAREHOLDERS' EQUITY
Common stock, $1 stated value, authorized 10,000,000 shares;
issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,659,661	14,659,661
Retained earnings	37,446,511	35,187,304
Accumulated other comprehensive loss	(1,152,559)	(576,065)
Treasury stock, 318,894 shares at September 30, 2008 and 271,152
shares at December 31, 2007, at cost	(4,876,225)	(4,212,873)
Total shareholders' equity	49,837,945	48,818,584

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 619,813,641	$ 547,974,790

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$ 7,275,408	$ 6,905,976	$ 21,659,918	$ 20,182,233
Securities:
Taxable	1,020,513	1,243,628	3,092,723	4,175,449
Tax-exempt	482,803	459,789	1,419,280	1,389,679
Other	196,180	61,368	360,653	188,366
Total interest income	8,974,904	8,670,761	26,532,574	25,935,727

INTEREST EXPENSE
Deposits	2,726,018	3,073,250	8,448,852	8,900,305
Other borrowings	1,201,163	1,249,187	3,589,818	4,165,280
Total interest expense	3,927,181	4,332,437	12,038,670	13,065,585

NET INTEREST INCOME	5,047,723	4,348,324	14,493,904	12,870,142

PROVISION FOR LOAN LOSSES	600,000	175,000	1,245,000	400,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,447,723	4,173,324	13,248,904	12,470,142

NON-INTEREST INCOME
Gain on sales of loans	62,238	80,782	307,934	241,573
Gain from sale of credit card portfolio	-	-	-	355,366
Gain (loss) on sales or writedown of securities	6,418	(93)	50,765	(224,038)
Change in fair value of mortgage servicing rights Other	(70,400) 757,747	(338,179) 789,116	51,841 2,209,047	(188,105) 2,127,090
Total non-interest income	756,003	531,626	2,619,587	2,311,886

NON-INTEREST EXPENSES	3,808,970	3,578,223	10,991,658	10,547,482

Income before income taxes	1,394,756	1,126,727	4,876,833	4,234,546
PROVISION FOR INCOME TAXES	268,000	192,000	1,056,000	868,000
NET INCOME	$ 1,126,756 ========	$ 934,727 =======	$ 3,820,833 ========	$ 3,366,546 ========

NET INCOME PER SHARE
Basic	$ 0.33	$ 0.27	$ 1.11	$ 0.95
Weighted average common shares outstanding	3,441,394	3,523,680	3,449,508	3,535,681

Diluted	$ 0.33	$ 0.27	$ 1.11	$ 0.95
Weighted average common shares outstanding	3,441,879	3,525,057	3,450,641	3,537,590

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity (Unaudited)
Nine months ended September 30, 2008 and 2007

	Common		Retained	Accumulated Other	Treasury
	Stock	Surplus	Earnings	Comprehensive Loss	Stock	Total
BALANCE AT DECEMBER 31, 2007	$ 3,760,557	14,659,661	35,187,304	(576,065)	(4,212,873)	$ 48,818,584

Net income			3,820,833			3,820,833
Change in unrealized loss on available-for-sale securities, net of income taxes				(576,494)		(576,494)
Total comprehensive income						3,244,339
Dividends declared ($0.45 per share)			(1,548,437)			(1,548,437)
7,258 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan Purchase of 55,000 common shares			(13,189)		111,898 (775,250)	98,709 (775,250)
BALANCE AT SEPTEMBER 30, 2008	$ 3,760,557	14,659,661	37,446,511	(1,152,559)	(4,876,225)	$ 49,837,945

BALANCE AT DECEMBER 31, 2006	$ 3,760,557	14,659,661	32,072,536	(1,352,031)	(2,988,235)	$ 46,152,488
Cumulative effect of change in accounting principle Net income			519,152 3,366,546			519,152 3,366,546
Change in unrealized loss on available-for-sale securities, net of income taxes				(2,713)		(2,713)
Total comprehensive income						3,363,833

Dividends declared ($0.42 per share)			(1,479,485)			(1,479,485)
7,856 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan			(14,355)		122,512	108,157
Purchase of 54,000 common shares					(868,900)	(868,900)

BALANCE AT SEPTEMBER 30, 2007	$ 3,760,557	14,659,661	34,464,394	(1,354,744)	(3,734,623)	$ 47,795,245
See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities	$ 5,470,638	$ 4,468,798

Cash flows from investing activities:
Proceeds from calls or maturities of available-for-sale
securities, net of purchases	9,933,675	28,179,855
Proceeds from sale of premises and equipment	---	49,545
Net increase in loans	(48,393,338)	(15,144,674)
Expenditures for premises and equipment	(1,428,605)	(1,855,795)
Net cash from investing activities	(39,888,268)	11,228,931

Cash flows from financing activities:
Net change in deposits	63,790,464	16,916,414
Long-term borrowings, net of repayments Purchase of treasury shares	6,866,419 (775,250)	(18,816,791)
		(869,900)
Proceeds from issuance of common stock	98,709	108,157
Cash dividends paid	(1,548,437)	(1,479,485)
Net cash from financing activities	68,431,905	(4,141,605)

Net change in cash and cash equivalents	34,014,275	11,556,124

Cash and cash equivalents:
At beginning of period	15,079,214	12,310,619
At end of period	$ 49,093,489	$ 23,866,743

Cash paid for:

Interest	$ 11,342,194	$ 3,125,074

Income taxes	$ 1,215,000	$ 785,000

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiary (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (FAS 161).  FAS 161 is an amendment of FASB 133, “Accounting for Derivative Instruments and Hedging Activities”, and is intended to improve financial reporting transparency regarding derivative instruments and hedging activities.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Corporation is currently evaluating the impact of FAS 161 on the Corporation’s consolidated financial statements, but does not believe that it will have a material impact on the consolidated financial statements.

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

Note 4 - Securities

The amortized cost and fair value of available-for-sale securities as of September 30, 2008 and December 31, 2007 are as follows (dollars in thousands):

	September 30, 2008		December 31, 2007
	Amortized cost	Fair Value	Amortized cost	Fair value
U.S. Treasury and Agencies	$ -	$ -	$ 13,211	$ 13,235
Obligations of states and political subdivisions	46,713	45,147	44,286	44,362
Mortgage-backed	82,167	81,987	81,278	80,305
Other	2	2	2	2

Total	$ 128,882 ========	$ 127,136 =======	$ 138,777 =======	$ 137,904 =======

A summary of gross unrealized gains and losses on available-for-sale securities at September 30, 2008 and December 31, 2007 follows (dollars in thousands):

	September 30, 2008		December 31, 2007
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

U.S. Treasury and Agencies	$ -	$ -	$ 28	$ 4
Obligations of states and political subdivisions	221	1,787	322	246
Mortgage-backed	568	748	102	1,075

Total	$ 789 ========	$ 2,535 =======	$ 452 =======	$ 1,325 =======

On April 17, 2007, Union’s Board of Directors approved management’s plan to restructure its balance sheet including selling approximately $15.5 million of available-for-sale securities, comprising approximately 9.0% of Union’s total securities portfolio.  The securities were subsequently sold on June 21, 2007 at a loss of $223,981.  Proceeds from the sale were used to repay Federal Home Loan Bank borrowings and fund loan growth.

Note 5 - Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows for the nine-month periods ended September 30, 2008 and 2007 (dollars in thousands):

	2008	2007
Unrealized holding gains on available-for-sale securities	$ (822)	$ (229)
Reclassification adjustments for securities losses (gains) realized in income	(51)	224

Net unrealized gains	(873)	(5)

Tax effect	(297)	(2)

Net-of-tax amount	$ (576) =======	$ (3) =======

Note 6 – Junior Subordinated Deferrable Interest Debentures

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (United Trust) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033.  As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option.  The interest rate of the debentures was fixed at 6.40% for a five-year period through March 26, 2008.  Effective March 27, 2008, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 5.96% at September 30, 2008.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures amounted to $459,000 and $480,000 for the nine-month periods ended September 30, 2008 and 2007, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

Note 7 – Commitments

Union has purchased a facility in Shawnee Township, in Ohio, to be used for a new branch office.  Union is also in the process of constructing a new branch office in Ottawa, Ohio to replace the former branch damaged by a flood in August 2007.  The total cost of these projects, including renovation costs at the Shawnee Township facility, furnishings, and equipment is expected to be $2.2 million of which $1,246,000 has been expended as of September 30, 2008.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2008	2007	2008	2007
SIGNIFICANT RATIOS (Unaudited)
Net income to: Average assets (a) Average shareholders’ equity (a)	0.71% 9.07%	0.69% 7.92%	0.86% 10.27%	0.81% 9.57%
Net interest margin (a)	3.62%	3.73%	3.65%	3.59%
Efficiency ratio (b)	62.93%	69.93%	61.60%	66.35%
Average shareholders’ equity to average assets	7.79%	8.73%	8.33%	8.50%
Loans to deposits (end of period) (c)	89.09%	88.70%	89.09%	88.70%
Allowance for loan losses to loans (end of period) (d)	0.71%	0.59%	0.71%	0.59%
Cash dividends to net income	45.82%	52.60%	40.53%	43.95%

Book value per share	$ 14.48	$ 13.57	$ 14.48	$ 13.57

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended September 30, 2008, the Corporation reported net income of $1,127,000, or $0.33 basic earnings per share.  This compares to third quarter 2007 net income of $935,000, or $0.27 basic earnings per share.  Compared with the same period in 2007, third quarter 2008 net income increased $192,000 or 20.5%.  The $192,000 increase for the quarter was primarily the result of a $700,000 increase in net interest income and a $224,000 increase in non-interest income, offset by a $425,000 increase in the provision for loan losses, a $231,000 increase in non-interest expenses, and a $76,000 increase in the provision for income taxes.

Net income for the nine-months ended September 30, 2008, totaled $3,821,000, or $1.11 basic earnings per share compared to net income of $3,367,000, or $0.95 basic earnings per share for the same period in 2007.  Compared with the same period in 2007, net income increased $454,000 or 13.5%.  The $454,000 increase for the nine-month period ended September 30, 2008 was primarily the result of a $1,624,000 increase in net interest income, and an increase of $308,000 in non-interest income, offset by an increase of $845,000 in the provision for loan losses, an increase of $445,000 in non-interest expenses, and an increase in the provision for income taxes of $188,000.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities, impact net interest income.  Net interest income was $5,048,000 for the third quarter of 2008, compared to $4,348,000 for the same period of 2007.  Net interest income was $14,494,000 for the nine months ended September 30, 2008 compared to $12,870,000 for the same period of 2007, an increase of $1,624,000 (12.6%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the three and nine months ended September 30, 2008, the net interest margin (on a taxable equivalent basis) was 3.62% and 3.65%, respectively, compared to 3.73% and 3.59% for the same period of 2007.  The increase in the net interest margin for the nine months ended September 30, 2008 as compared to the same period in 2007 primarily resulted from a change in the composition of interest-earning assets.  Union has continued to experience loan demand, including an increase of $47.7 million (13.3%) in gross loans from December 31, 2007 to September 30, 2008.  Proceeds from the sale or maturity of lower-yielding securities have been used to partially fund this loan growth.

Provision for Loan Losses

The provision for loan losses is determined based upon management’s periodic calculation of the allowance for loan losses and is reflective of the quality of management’s assessment of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, portfolio growth, collateral position, portfolio risks and general economic conditions in the Corporation’s markets.  A $600,000 provision for loan losses was made for the third quarter of 2008 compared to a $175,000 provision for the same period in 2007.  A $1,245,000 provision for loan losses was made for the nine month period ended September 30, 2008, compared to a $400,000 provision for loan losses for the nine month period ended September 30, 2007.  See “Allowance for Loan Losses” under Financial Condition for further discussion of the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is generated from various sources including origination, servicing and gain on sales of fixed rate mortgage loans; customer deposit account fees;  earnings on life insurance policies;  income arising from sales of investment products to customers; and occasional security sale transactions.  Income related to customer deposit accounts and bank-owned life insurance provides a relatively steady flow of income while the other sources of non-interest income tend to be more volatile.

For the quarter ended September 30, 2008, non-interest income was $756,000, compared to $532,000 for the third quarter of 2007, a $224,000 (42.1%) increase.  For the quarter ended September 30, 2008, there was a decrease in the fair value of mortgage servicing rights of $70,000, compared to a decrease in fair value of mortgage servicing rights of $338,000 for the third quarter of 2007.  The fair value of mortgage servicing rights decreased during the quarter primarily due to the increase in repayment speeds.  Gain on sales of loans amounted to $62,000 for the quarter ended September 30, 2008, compared to $81,000 for the comparable 2007 period, a decrease of $19,000 (23.5%).  The quarterly gain included capitalized servicing rights of $26,000 and $22,000 on $500,000 and $2.1 million of originated loan sales during the quarters ended September 30, 2008 and 2007, respectively.  The balance of the gain on sales of loans represented cash gains.  During the quarter ended September 30, 2008, the Corporation realized $6,000 of gains on the sale or call of securities.

For the nine-month period ended September 30, 2008, non-interest income was $2,620,000, compared to $2,312,000 for the nine-month period ended September 30, 2007, a $308,000 (13.3%) increase.  For the nine-month period ended September 30, 2008, there was an increase in fair value of mortgage servicing rights of $52,000, compared to a decrease in fair value of mortgage servicing rights of $188,000 for the nine months ended September 30, 2007.  Non-interest income for the nine months ended September 30, 2008 included securities gains of $51,000 compared to security losses of $224,000 for the comparable 2007 period, and gain on sale of loans of $308,000 compared to $242,000.  The loss on sale of securities in 2007 resulted from Union’s Board approving management’s plan to restructure its balance sheet, including selling approximately $15.5 million in available-for-sale securities on June 21, 2007.  Non-interest income for the nine-month period ended September 30, 2007 also included a $355,000 one-time gain on sale of the credit card portfolio.

Other non-interest income decreased $31,000 (3.9%) to $758,000 for the quarter ended September 30, 2008 and increased $82,000 (3.9%) to $2,209,000 for the nine-month period ended September 30, 2008.  Other non-interest income decreased in the third quarter of 2008 compared to the third quarter of 2007 due to a $34,000 gain on other real estate owned recorded in 2007.

Non-Interest Expenses

For the quarter ended September 30, 2008, non-interest expenses were $3,809,000, compared to $3,578,000 for the comparable period in 2007, a $231,000 (6.5%) increase.  For the nine-month period ended September 30, 2008, non-interest expenses totaled $10,992,000 compared to $10,547,000 for the comparable period of 2007, an increase of $445,000 (4.2%).

Non-interest expenses for the nine month period ended September 30, 2008 included a $104,000 write down on other real estate owned from the first quarter of 2008 and an impairment of $235,000 on the Bank’s branch located in downtown Lima, Ohio which was written down to the estimated selling price of the property.

Maintaining acceptable levels of non-interest expenses and operating efficiencies are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  The Corporation’s efficiency ratio improved for the three and nine months ended September 30, 2008.  For the quarter ended September 30, 2008, the Corporation’s efficiency ratio was 62.93% compared to 69.93% for the same period of 2007.  For the nine month period ended September 30, 2008, the Corporation’s efficiency ratio was 61.60% compared to 66.35% for the same period of 2007.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2008 was $268,000, or 19.2% of income before income taxes, compared to $192,000, or 17.0%, for the comparable 2007 period.  The provision for income taxes for the nine month period ended September 30, 2008 was $1,056,000, or 21.7% of income before income taxes, compared to $868,000, or 20.5%, for the comparable 2007 period.

Return on Assets

Return on average assets was 0.71% for the third quarter of 2008, compared to 0.69% for the third quarter of 2007. Return on average assets for the nine months ended September 30, 2008 was 0.86% compared to 0.81% for the same period of 2007.  The increase in return on average assets resulted from the Corporation’s net income increase more than offsetting the increase in the Corporation’s average assets.

Return on Equity

Return on average equity for the third quarter of 2008 was 9.07% compared to 7.92% for the same period of 2007. Return on average equity for the nine months ended September 30, 2008 was 10.27% compared to 9.57% for the same period in 2007.  This increase was the result of an increase in net income offset by an increase in average equity as more fully explained in the Shareholders’ Equity section under Financial Condition.  The Corporation and Union met all regulatory capital requirements as of September 30, 2008, and Union is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $619.8 million at September 30, 2008 compared to $548.0 million at December 31, 2007, an increase of $71.8 million, or 13.1%.  The increase in assets was the result of an increase of $47.7 million in gross loans and an increase in total cash and cash equivalents of $34.0 million offset by a decrease of $10.8 million in available-for-sale securities.  Deposits during this same period increased $63.8 million (16.2%) primarily related to increases in brokered certificates and public deposits.  Other borrowings, consisting of Federal Home Loan Bank borrowings, securities sold under agreements to repurchase, and customer repurchase agreements, increased $6.9 million (7.5%).

Shareholders’ equity increased from $48.8 million at December 31, 2007 to $49.8 million at September 30, 2008.  This increase was the result of net income ($3,821,000), and the issuance of 7,258 treasury shares under the Corporation’s Employee Stock Purchase Plan ($99,000), offset by a $576,000 increase in unrealized securities losses, net of income taxes, the payment of dividends ($1,548,000), and the repurchase of 55,000 common shares ($775,000) held in treasury. The increase in unrealized securities losses from January 1, 2008 to September 30, 2008, was the result of customary and expected changes in the bond market.  Unrealized losses on securities are reported as accumulated other comprehensive income in the consolidated balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents totaled $49.1 million at September 30, 2008 compared to $15.1 million at December 31, 2007. Cash and cash equivalents at September 30, 2008 includes Federal funds sold of $10.9 million compared to $161,000 at December 31, 2007, and interest bearing deposits in other banks of $29.5 million compared to $3.3 million at December 31, 2007.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs, which has increased due to the recent volatility in the market. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.

In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

Securities

At September 30, 2008, available-for-sale securities totaled $127.1 million, a decrease of $10.8 million (7.8%) from December 31, 2007.  As a result of continued loan demand, proceeds from the sale, call or maturity of securities during the nine months ended September 30, 2008 were primarily used to fund loan growth rather than being re-invested in the securities portfolio.  Management believes classifying securities as available-for-sale provides the Corporation flexibility and facilitates greater interest rate risk management opportunities.  At September 30, 2008, the amortized cost of the Corporation’s securities totaled $128.9 million, resulting in net unrealized losses of approximately $1.7 million and a corresponding after tax decrease in shareholders’ equity of $1,153,000.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans (including loans held for sale) totaled $407.2 million at September 30, 2008 compared to $359.6 million at December 31, 2007, an increase of $47.6 million (13.2%).  Most of this increase has been in the commercial and commercial real estate loan categories.

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans (excluding loans held for sale) was 0.71% at September 30, 2008 compared to 0.62% at December 31, 2007.  Management believes the allowance is adequate given the composition of and risk inherent in the loan portfolio of Union.  Management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the allowance for loan losses for the nine months ended September 30, 2008 and 2007, respectively:

	(dollars in thousands)

	2008	2007
Balance, beginning of period	$2,233	$2,275
Provision for loan losses	1,245	400

Charge offs	(814)	(798)
Recoveries	233	202
Net charge offs	(581)	(596)

Balance, end of period	$2,897 =====	$2,079 =====

Loans on non-accrual status as a percentage of outstanding loans were 0.88% at September 30, 2008, compared to 0.73% at December 31, 2007.  Non-accrual loans totaled $3,570,000 and $2,613,000 at September 30, 2008 and December 31, 2007, respectively.  Two credits made up most of the increase in non-accrual loans from December 31, 2007 to September 30, 2008.  Management believes the current level of non-accrual loans is manageable and is a reflection of the quality of Union’s loan portfolio as well as the adequacy of staffing levels devoted to monitoring and pursuing the collection of these credits.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $457.0 million, or 80.7% of the Corporation’s funding sources at September 30, 2008.  Total deposits increased $63.8 million (16.2%) during the nine months ended September 30, 2008, primarily related to increases of brokered deposits ($32.6 million) and public deposits ($28.0 million), acquired to fund the aforementioned loan growth.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 8.4% of total deposits at September 30, 2008 compared to 9.0% at September 30, 2007.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. These borrowings consisted of FHLB borrowings totaling $88.5 million and $67.3 million at September 30, 2008 and December 31, 2007, respectively; securities sold under agreement to repurchase and customer repurchase agreements totaling $10.3 million and $24.6 million at September 30, 2008 and December 31, 2007, respectively; and junior subordinated deferrable interest debentures of $10.3 million at September 30, 2008 and 2007.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the nine month period ended September 30, 2008, the Corporation had net income of $3,821,000 and declared dividends of $1,548,000, resulting in a dividend payout ratio of 40.53% of net income.  Management believes the overall equity level supports this payout ratio.  During the nine month periods ended September 30, 2008 and 2007, the Corporation issued 7,258 and 7,856 shares respectively of treasury stock to participants of the Corporation’s Employee Stock Purchase Plan. In addition, during the nine month period ended September 30, 2008 and 2007, the Corporation purchased 55,000 and 54,000 shares respectively through its share repurchase program.

The increase in net unrealized losses on available-for-sale securities, net of income taxes, was $576,000 for the nine months ended September 30, 2008.  Since all the securities in the Corporation’s portfolio are classified as available-for-sale, both the securities and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report.  The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended September 30, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

07/01/08 -

07/31/08

None

 None

      302,058

            97,942

08/01/08 -

08/31/08

None

  None

      302,058

            97,942

09/01/08 -

09/30/08

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

Exhibit 99.1 Press Release dated October 21, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date:	October 31, 2008	By:/s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED SEPTEMBER 30, 2008

Exhibit Number	Description	Exhibit Location
3(i)	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
3(ii)	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 2007.
10.1	Employment Agreement – Daniel W. Schutt	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.11	Salary Continuation Agreement – Daniel W. Schutt	Incorporated by reference to Corporation's Form 10-K filed March 23, 2007.
10.2	Agreement - Brian D. Young	Incorporated by reference to Corporation's Form 8-K filed July 20, 2006.
10.3	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.4	Executive Supplemental Income Agreement - Bonita Selhorst	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.5	Salary Continuation Agreement Second Amendment – Daniel W. Schutt	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.6	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005.
10.7	Executive Supplemental Income Agreement, First Amendment - Bonita Selhorst	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.8	Salary Continuation Agreement, First Amendment – Daniel W. Schutt	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.9	Salary Continuation Agreement, First Amendment – Brian D. Young	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith
99.1	Press Release dated October 21, 2008	Incorporated herein by reference to the Corporation’s Form 8K filed October 21, 2008.

Exhibit 31.1

Rule 13a–14(a)/15d–14(a) CERTIFICATION

I, Daniel W. Schutt, President and Chief Executive Officer of United Bancshares, Inc., certify, that:

(1) I have reviewed this Quarterly Report on Form 10-Q of United Bancshares, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

(4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

October 31, 2008

Exhibit 31.2

Rule 13a–14(a)/15d–14(a) CERTIFICATION

I, Brian D. Young, Chief Financial Officer of United Bancshares, Inc., certify, that:

(1) I have reviewed this Quarterly Report on Form 10-Q of United Bancshares, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

(4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

October 31, 2008

Exhibit 32.1

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Daniel W. Schutt

Daniel W. Schutt

Chief Executive Officer

Date: October 31, 2008

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

Exhibit 32.2

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: October 31, 2008

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

Exhibit 99

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. United Bancshares, Inc. ("Corporation") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

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