Form 10-K
period 2008-12-31
UNITED BANCSHARES INC/OH
filed 2009-03-20
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934, as amended

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes           No      X

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____     Accelerated filer ____     Non-accelerated filer ____     Smaller Reporting Company      X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant, was $40,155,868, based upon the last sales price as quoted on the Nasdaq National Market as of June 30, 2008.

The number of shares of Common Stock outstanding as of February 20, 2009: 3,442,779.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2008 are incorporated by reference into Part II.  Portions of the Proxy Statement dated March 20, 2009 for the 2009 Annual Meeting of Shareholders to be held on April 22, 2009 are incorporated by reference into Part III.

PART I

Item 1.

Business

General

United Bancshares, Inc. (the “Corporation”), an Ohio corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation was incorporated and organized in 1985.  The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.  As of December 31, 2008, the Corporation employed approximately 150 employees.  On March 7, 2003, following the receipt of approval from the appropriate regulatory authorities, the Corporation collapsed the charters of Citizens Bank of Delphos and the Bank of Leipsic and merged them into the charter of The Union Bank Company (the “Bank”).  Following the merger of the Corporation’s other two bank subsidiaries into The Union Bank Company; the Corporation is now a one-bank holding company, as that term is defined by the Federal Reserve Board.

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

The Bank offers a full range of commercial banking services, including checking accounts, savings and money market accounts; time certificates of deposit; automatic teller machines; commercial, consumer, agricultural, residential mortgage and home equity loans; safe deposit box rentals; and other personalized banking services.

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

*

a prohibition on certain insider trading during pension plan black out periods;

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

On October 3, 2008, the FDIC temporarily increased the deposit insurance standard coverage limit from $100,000 to $250,000 per depositor.  The standard coverage limit will return to $100,000 for all deposit categories except IRAs and certain retirement accounts on January 1, 2010.  Unlimited deposit insurance coverage is also available through December 31, 2009, for non-interest bearing transaction accounts.  Under the Final Rule, the definition of noninterest-bearing transaction accounts includes Interest on Lawyers Trust Accounts (and functionally equivalent accounts) and low-interest NOW accounts (defined as NOW accounts with interest rates no higher than 0.50 percent).

Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC insures payment of deposits up to insured limits from the Deposit Insurance Fund.   In late 2008, the FDIC announced an increase in insurance premium rates of seven basis points for the first quarter of 2009.  On February 27, 2009, the FDIC announced its adoption of an interim final rule imposing a one-time special assessment of up to 20 basis points and a final rule adjusting the risk-based calculation used to determine the premiums due from each financial institution.  On March 5, 2009, the FDIC announced its plan to reduce the special assessment to 10 basis points.  Management expects that the special assessment and the changes in the premium calculation will significantly increase the Corporation’s FDIC insurance expense in 2009 and possibly thereafter.

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

Statistical Financial Information Regarding the Corporation

The following schedules and table analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiary, as required under Securities Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation, both of which are included in the 2008 Annual Report attached hereto as Exhibit 13.

Available Information

The Corporation files various reports with the SEC, including Forms 10-Q, 10-K, 11-K and 8-K as required. The public may read and copy any filed materials with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information that the Corporation electronically files with the SEC.

Various information on the Corporation may also be obtained from the Corporation’s maintained website at http://www.theubank.com.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.

The following are the average balance sheets for the years ended December 31:

ASSETS	2008	2007	2006
	(dollars in thousands)
Interest-earning assets
Securities available-for-sale (1)
Taxable	$87,800	$111,472	$134, 876
Non-taxable	45,616	44,301	45,696
Interest bearing deposits	21,456	3,741	745
Federal funds sold	6,656	4,368	277
Loans (2)	400,823	345,532	323,802
Total interest-earning assets	562,351	509,414	505,396
Non-interest-earning assets
Cash and due from banks	6,863	7,903	8,589
Premises and equipment, net	7,870	7,211	6,109
Accrued interest receivable and other assets	26,235	27,365	25,601

Allowance for loan losses	(2,570)	(2,199)	(2,448)

	$600,749 =======	$549,694 =======	$543,247 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$114,643	$108,330	$110,431
Time deposits	287,297	241,961	216,963
Federal funds purchased	8	11	1
Junior subordinated deferrable interest debentures	10,300	10,300	10,300
Other borrowings	94,844	101,941	124,526
Total interest-bearing liabilities	507,092	462,543	462,221
Non-interest-bearing liabilities
Demand deposits	39,157	36,281	34,395
Accrued interest payable and other liabilities	4,705	3,600	2,419

Shareholders' equity (3)	49,795	47,270	44,212
	$600,749 =======	$549,694 =======	$543,247 =======

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

	2008 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities available-for-sale (1)
Taxable	$ 87,800	$ 4,209	4.79%
Non-taxable (2)	45,616	2,897	6.35%
Loans (3, 4)	400,823	28,671	7.15%
Other	28,112	416	1.48%
Total interest-earning assets	$ 562,351	$ 36,193	6.26%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$ 114,643	$ 941	0.82%
Time deposits	287,297	10,174	3.54%
Federal funds purchased	8	-	0.00%
Junior subordinated deferrable interest debentures	94,844	4,053	4.27%
Other borrowings	10,300	627	6.09%
Total interest-bearing liabilities	$ 507,092	$ 15,795	3.11%

Net interest income, tax equivalent basis		$ 20,398 ======
Net interest income as a percent of average interest-earning assets			3.64% =====

(1)

Securities, available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balance of non-accrual loans and loans held for sale.

(4)

Interest income on loans includes fees on loans of $1,091,254.

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

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.

	2008/2007_______
	Total Variance		Variance Attributable To Volume Rate
INTEREST INCOME	(dollars in thousands)
Securities -
Taxable	$ (1,174)	$ (1,135)	$ (39)

Non-taxable	100	83	17

Loans	1,400	4,106	(2,706)
Other	43	431	(388)

	369	3,485	(3,116)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	(464)	78	(542)

Time deposits	(424)	1,798	(2,222)

Federal funds purchased	(1)	--	(1)

Junior Subordinated deferrable interest debentures	(13)	--	(13)

Other Borrowings	(734)	(320)	(414)

	(1,636)	1,556	(3,192)

NET INTEREST INCOME	$ 2,005 ==========	$ 1,929 =======	$ 76 ======

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2007/2006
	Total Variance		Variance Attributable To Volume Rate
INTEREST INCOME	(dollars in thousands)
Securities -
Taxable	$ (995)	$ (1,128)	$ 133

Non-taxable	(57)	(88)	31

Loans	2,817	1,685	1,132
Other	299	335	(36)

	2,064	804	1,260

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	(1,103)	(47)	(1,056)

Time deposits	3,911	840	3,071

Federal funds purchased	1	0	1

Junior Subordinated deferrable interest debentures	--	--	--

Other Borrowings	(804)	(1,051)	247

	(2,005)	(258)	2,263

NET INTEREST INCOME	$ 59 ==========	$ 1,062 =======	$ (1,003) ======

II.

INVESTMENT PORTFOLIO

A.

The carrying amounts of securities available-for-sale as of December 31 are summarized as follows:

	2008	2007	2006
	(dollars in thousands)
Obligations of states and political subdivisions	46,522	44,362	45,879
Mortgage-backed securities	89,476	80,305	93,049
Other	500	2	53
	$136,498 =======	$137,904 =======	$168,075 =======

The above excludes Federal Home Loan Bank stock amounting to $4,893,800 in 2008, and $4,703,100 in 2007 and 2006.

B.

The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2008 are as follows:

		Maturing
	Within One Year	After One year But Within Five Years	After Five Years But Within Ten Years	After Ten Years
	(dollars in thousands)
Obligations of states and political Subdivisions	$ 6,240	$ 20,187	$ 15,381	$ 4,714
Mortgage-backed securities (1)	-	467	6,853	82,156

	$ 6,240 =====	$ 20,654 ======	$ 22,234 ======	$ 86,870 =======

		Weighted Average Yield

Obligations of states and political subdivisions	4.91%	4.19%	4.35%	4.72%
Mortgage-backed securities (1)	____ --	4.00%	4.69%	4.84%

Total	4.91% ======	4.18% ======	4.46% ======	4.83% ======

(1)

Maturity based upon estimated weighted-average life.

(2)

Table excludes Federal Home Loan Bank stock and $500,000 of securities having no maturity date.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.

There were three securities which exceeded 10% of shareholders’ equity at December 31, 2008.  All three securities were variable rate mortgage-backed securities with the following market values as of December 31, 2008: $7,265,780, $7,661,534, and $9,525,608.  The first two securities were issued by the Federal National Mortgage Association and the remaining security was issued by the Federal Home Loan Mortgage Corporation.

III.

LOAN PORTFOLIO

A.

Types of Loans – Total loans, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	2008	2007	2006	2005	2004
	(dollars in thousands)
Commercial and agricultural	$268,433	$222,566	$198,768	$ 172,840	$ 172,818
Real estate mortgage	130,289	110,770	105,018	108,252	112,786
Consumer loans to individuals	19,663	26,224	31,763	28,913	20,987
	$ 418,385 =======	$ 359,560 =======	$ 335,549 =======	$ 310,005 =======	$ 306,591 =======

Real estate mortgage amounts include real estate construction loans of $20.9 million in 2008, $18.0 million in 2007, $11.9 million in 2006, $13.9 million in 2005, and $14.6 million in 2004.  There are no lease financing receivables in any year.

CONCENTRATIONS OF CREDIT RISK – The Corporation’s depository institution subsidiary grants commercial, real estate, installment, and credit card loans to customers primarily located in Northwestern and West Central Ohio.  Commercial loans include loans collateralized by business assets and agricultural loans collateralized by crops and farm equipment.  As of December 31, 2008, commercial and agricultural loans make up 64.16% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses.  As of December 31, 2008, real estate mortgage loans make up 31.14% of the loan portfolio and are collateralized by first mortgages on residential real estate.  As of December 31, 2008, consumer loans to individuals make up 4.70% of the loan portfolio and are primarily collateralized by consumer assets.

B.

Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2008 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing	Commercial and Agricultural
(dollars in thousands)

Within one year	$ 62,806
After one year but within five years	39,709
After five years	165,918
$ 268,433 =======

III.

LOAN PORTFOLIO (CONTINUED)

Interest Sensitivity
	Fixed Rate	Variable Rate	Total
(dollars in thousands)
Due after one year but within five years	$ 26,388	$ 13,321	$ 39,709
Due after five years	7,366	158,552	165,918
	$ 33,754 ======	$ 171,873 =======	$ 205,627 =======

C.

Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans – The following table summarizes non-accrual, past due, restructured and impaired loans at December 31:

	2008	2007	2006	2005	2004
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$3,074	$2,613	$2,601	$ 2,060	$ 2,135
(b) Accruing loans that are contractually past due 90 days or more as to interest or principal payments and are still accruing interest	2,387	824	556	906	707
(c) Loans not included in (a) or (b) which are "Troubled Debt Restructurings" as defined by Statement of Financial Accounting Standards No. 15	--	--	--	--	--

	$5,461 =====	$3,437 =====	$3,157 =====	$2,966 =====	$2,842 =====

III.

LOAN PORTFOLIO (CONTINUED)

The following is reported for the year ended December 31, 2008:

2008 (dollars in thousands)

Gross interest income that would have been recorded in 2008 on non-

accrual loans outstanding at December 31, 2008 if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period

$ 259

Interest income actually recorded on non-accrual loans and included in net income for the period	--

Interest income not recognized during the period	$ 259 ======

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

2.

Potential problem loans

As of December 31, 2008, in addition to the $5,461,000 of loans reported under Item III. C, there are approximately $16,147,000 of other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C, at some future date.  Consideration was given to loans classified for regulatory purposes as substandard or special mention that have not been disclosed in Item III. C above. -

3.

Foreign outstandings

None.

4.

Loan concentrations

At December 31, 2008, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated $74,652,000.  At December 31, 2008, there were three loans for $247,000 in agricultural commercial loans, which were accounted for on a non-accrual basis; and there were no accruing agricultural commercial loans which were contractually past due ninety days or more as to interest or principal payments.

C.

Other interest-bearing assets

As of December 31, 2008, there were no other interest-bearing assets that are required to be disclosed.

IV.

SUMMARY OF LOAN LOSS EXPERIENCE

A.

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2008	2007	2006	2005	2004
LOANS	(dollars in thousands)
Loans outstanding at end of period (1)	$ 418,385 =======	$ 359,560 =======	$ 335,549 =======	$ 310,005 =======	$ 306,591 =======
Average loans outstanding during period (1)	$ 400,823 =======	$ 345,532 =======	$ 323,802 =======	$ 311,107 =======	$ 297,732 =======
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$ 2,233	$ 2,275	$ 2,540	$ 2,757	$ 2,768
Loans charged off - Commercial and agricultural	(512)	(215)	(261)	(638)	(530)
Real estate mortgage	(85)	(162)	(104)	(66)	(116)
Consumer loans to individuals	(942)	(546)	(453)	(265)	(203)
	(1,539)	(923)	(818)	(969)	(849)
Recoveries of loans previously charged off -
Commercial and agricultural	40	28	69	52	91
Real estate mortgage	7	10	34	31	34
Consumer loans to individuals	262	218	110	128	136
	309	256	213	211	261
Net loans charged off	(1,230)	(667)	(605)	(758)	(588)
Transfer to other liabilities	--	--	--	(71)	--
Provision for loan losses	2,195	625	340	612	577

Balance at end of period	$3,198 =====	$2,233 =====	$2,275 =====	$ 2,540 =====	$ 2,757 =====

Ratio of net charge-offs during the period to average loans outstanding during the period	0.31% =====	0.19% =====	0.19% =====	0.24% =====	0.20% =====

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

IV.

SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

B.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	(dollars in thousands)
	December 31, 2008		December 31, 2007
Commercial and agricultural	$ 2,454	64.2%	$ 1,350	61.9%
Real Estate mortgages	271	31.1%	295	30.8%
Consumer loans to individuals	386	4.7%	377	7.3%
Unallocated	87	N/A	211	N/A
	$ 3,198 ======	100.0% ======	$ 2,233 ======	100.0% ======

	December 31, 2006		December 31, 2005
Commercial and agricultural	$ 1,426	59.2%	$ 1,395	55.8%
Real Estate mortgages	406	31.3%	876	34.9%
Consumer loans to individuals	385	9.5%	165	9.3%
Unallocated	58	N/A	104	N/A
	$ 2,275 ======	100.0% ======	$ 2,540 ======	100.0% ======

	December 31, 2004
Commercial and agricultural	$ 1,937	56.4%
Real Estate mortgages	543	36.8%
Consumer loans to individuals	262	6.8%
Unallocated	15	N/A
	$ 2,757 ======	100.0% ======

While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.

DEPOSITS

A.&B.

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	(dollars in thousands)
	2008 Average Amount	2008 Average Rate	2007 Average Amount	2007 Average Rate

Savings and interest- bearing demand deposits	$ 114,643	0.82%	$ 108,330	1.30%
Time deposits	287,297	3.54%	241,961	4.38%
Demand deposits (non-interest bearing)	39,157	--	36,281	--
	$ 441,097 =======		$ 386,572 =======

	2006 Average Amount	2006 Average Rate

Savings and interest- bearing demand deposits	$ 110,431	2.27%
Time deposits	216,963	3.08%
Demand deposits (non-interest bearing)	34,395	--
	$ 361,789 =======

C.&E.

There were no foreign deposits in any periods presented.

D.

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2008 are summarized as follows:

Three months or less	$ 27,649
Over three months and through six months	25,925
Over six months and through twelve months	24,665
Over twelve months	28,682

$106,921 =======

VI.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2008	2007	2006
(dollars in thousands)

Average total assets	$ 600,749 =======	$ 549,694 =======	$ 543,247 =======
Average shareholders' equity (1)	$ 49,795 =======	$ 47,270 =======	$ 44,212 =======
Net income	$ 4,419 =======	$ 4,579 =======	$ 4,927 =======
Cash dividends declared	$ 2,065 =======	$ 1,969 =======	$ 1,869 =======

Return on average total assets	0.74% ======	0.83% ======	0.91% ======
Return on average shareholders' equity	8.87% ======	9.69% ======	11.14% ======
Dividend payout ratio (2)	46.73% ======	43.00% ======	37.93% ======
Average shareholders' equity to average total assets	8.29% ======	8.60% ======	8.14% ======

(1)

Average shareholders’ equity includes average unrealized gains or losses on securities available-for-sale.

(2)

Dividends declared divided by net income.

VII.

SHORT-TERM BORROWINGS

None.

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

  The Corporation’s Allowance for Loan Losses May Be Insufficient

The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require a potentially significant increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Corporation will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations.

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

  The Corporation Operates in a Highly Competitive Industry and Market Area

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of whom are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Corporation operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

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

  An Investment in the Corporation’s Common Stock is NOT an Insured Deposit

The Corporation’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Corporation’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Corporation’s common stock, you may lose some or all of your investment.

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

7.

A full service branch office is located at 318 South Belmore Street, Leipsic, Ohio.  It was constructed in 2001 and contains approximately 3,100 square feet.

8.

A full service branch office is located at 114 East 3rd Street, Delphos, Ohio.  The building was acquired as part of the Citizens Bank of Delphos Acquisition in 2001.

9.

A full service branch office is located at 140 Front Street, Pemberville, Ohio.  The building was acquired as part of the RFCBC branch Acquisition in March 2003.

10.

A full service branch office is located at 230 West Main Street, Gibsonburg, Ohio.  The building was acquired as part of the RFCBC branch Acquisition in March 2003.

11.

A full service branch office is located at 1300 North Main Street, Bowling Green, Ohio.  Construction was completed during the third quarter of 2007.

12.

A full service branch office is located at 245 West Main Street, Ottawa, Ohio.  The building contains approximately 3,074 square feet, which was completed and opened during the fourth quarter of 2008.

13.

A full service branch office is located at 701 Shawnee Road, Lima, Ohio.  The building was constructed in 1964 and contains approximately 2400 square feet.  The building was purchased, renovated and opened in December 2008.

In addition to the aforementioned properties, the bank leased a temporary branch located at the site of the former Ottawa branch until the new branch was completed in November, 2008.  The former branch was damaged by a flood in August, 2007.  In addition, the full service branch office located at 215 West Market Street, Lima, Ohio was closed in December, 2008.  The office was closed and moved to the newly renovated Shawnee branch office.

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

No matter was submitted to a vote of shareholders during the quarter ended December 31, 2008.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were approximately 1,541 shareholders of record as of February 28, 2009.

The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2008:

Period	Total number of shares purchased(a)	Average price paid per share(c)	Total number of shares purchased as part of publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program(b)

10/1/08 -
10/31/08	None	-	214,558	185,442

11/01/08 -
11/30/08	None	-	214,558	185,442

12/1/08 -
12/31/08	None	-	214,558	185,442

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

(c) Includes related brokerage fees.

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2008 (“Annual Report”), which is included herein as Exhibit 13.

The following table presents the securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights.	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance.
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,146	9.66	---
Equity compensation plans not approved by security holders	---	---	---
Total	5,146	9.66	---

Item 6.

Selected Financial Data

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2008 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from page 4 through 15 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2008 (“Annual Report”), which is included herein as Exhibit 13.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference from page 15 through 16 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2008 (“Annual Report”), which is included herein as Exhibit 13.

Item 8.

Financial Statements and Supplementary Data

The information required herein is incorporated by reference from page 18 through 54 of United Bancshares’ Annual Report to Shareholders for 2008 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

With the participation of the Corporation’s principal executive officer and principal financial officer, the Corporation’s management has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.  Based upon that evaluation, the Corporation’s principal executive officer and principal financial officer have concluded that:

(a)

information required to be disclosed by the Corporation in this Annual Report on Form 10-K and the other reports which the Corporation files or submits under the Exchange Act would be accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure;

(b)

information required to be disclosed by the Corporation in this Annual Report on Form 10-K and the other reports which the Corporation files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(c)

the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Management assessed the Corporation’s internal controls as of December 31, 2008, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Corporation’s internal control over financial reporting met the criteria.

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation of the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required herein concerning Directors and Executive Officers is contained under the captions “Election of Directors” and “Directors and Executive Officers” of the Corporation’s definitive proxy statement dated March 23, 2009, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the caption “Audit Committee Report” of the Corporation’s definitive proxy statement dated March 23, 2009, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s procedures for the nomination of Directors is contained under the caption “Committees of the Board of Directors” in the Corporation’s definitive proxy statement dated March 23, 2009, which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement dated March 23, 2009, which is incorporated herein by reference.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to all employees of the Corporation, including the Corporation’s principal executive officer and principal financial and accounting officer.  The Board of Directors reviewed the Code of Ethics on February 17, 2009.  A copy of the Code of Ethics is incorporated herein by reference to the Corporation’s Form 10-K filed March 23, 2007.

Item 11.

Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Directors and Executive Officers” in the Corporation’s definitive proxy statement dated March 23, 2009, which is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Voting Securities” in the Corporation’s definitive proxy statement dated March 23, 2009, which is incorporated herein by reference.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

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

Item 14.

Principal Accountant Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement dated March 23, 2009, which is incorporated herein by reference.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)

1.

Financial Statements –

The information required herein is filed as part of this report and is set forth in the United Bancshares’ Annual Report to Shareholders for 2008 (“Annual Report”), which is included herein as Exhibit 13.

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

Employment Agreement – Daniel W. Schutt

Severance Agreement – E. Eugene Lehman

Agreement – Brian D. Young

Salary Continuation Agreement - Brian D. Young

Salary Continuation Agreement – Heather M. Oatman

Salary Continuation Agreement – Daniel W. Schutt

Annual Report to Shareholders - 2008 (pages 1-56)

		(2) (2) (2) (4) (2) (3) (5) (3)
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

(3) Included herein.

(4) Incorporated herein by reference to the Corporation’s  Form 8-K filed July 20, 2006.

(5) Incorporated herein by reference to the Corporation’s Form 10-K filed March 23, 2007.

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

Date:  March 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DANIEL W. SCHUTT Daniel W. Schutt	Director	March 20, 2009

/s/ JAMES N. REYNOLDS James N. Reynolds	Director	March 20, 2009

/s/ H. EDWARD RIGEL H. Edward Rigel	Director	March 20, 2009

/s/ R. STEVEN UNVERFERTH R. Steven Unverferth	Director	March 20, 2009

/s/ ROBERT L. BENROTH Robert L. Benroth	Director	March 20, 2009
/s/ ROBERT L. DILLHOFF Robert L. Dillhoff	Director	March 20, 2009
/s/ DAVID P. ROACH David P. Roach	Director	March 20, 2009