Form 10-Q
period 2009-03-31
UNITED BANCSHARES INC/OH
filed 2009-05-01
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes           No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 13, 2009: 3,442,779

This document contains 26 pages.  The Exhibit Index is on page 20 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

Table of Contents

Page

Part I – Financial Information

Item 1 – Financial Statements	3

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	16

Item 4T – Controls and Procedures	17

Part II – Other Information

Item 1 – Legal Proceedings Item 1A – Risk Factors	17 17

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3 – Defaults upon Senior Securities	18

Item 4 – Submission of Matters to a Vote of Security Holders	18

Item 5 – Other Information	18

Item 6 – Exhibits	18

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 7,180,042	$ 18,554,222
Interest-bearing deposits in other banks	22,694,129	6,932,446
Federal funds sold	100,000	135,625
Total cash and cash equivalents	29,974,171	25,622,293

SECURITIES, available-for-sale	136,446,816	136,498,302
FEDERAL HOME LOAN BANK STOCK, at cost	4,893,800	4,893,800
LOANS HELD FOR SALE	238,434	241,838

LOANS	420,805,019	418,143,370
Less allowance for loan losses	(3,666,952)	(3,198,130)
Net loans	417,138,067	414,945,240

PREMISES AND EQUIPMENT, net	9,257,814	9,296,614
GOODWILL CASH SURRENDER VALUE OF LIFE INSURANCE	7,282,013 12,013,017	7,282,013 11,889,832
OTHER ASSETS, including accrued interest receivable
and other intangible assets	5,650,383	5,394,051

TOTAL ASSETS	$ 622,894,515	$ 616,063,983

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 38,003,497	$ 41,710,057
Interest bearing	432,899,251	423,081,587
Total deposits	470,902,748	464,791,644

Other borrowings	83,804,766	86,252,383
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	4,995,581	4,060,241

Total liabilities	570,003,095	565,404,268

SHAREHOLDERS' EQUITY
Common stock, $1 stated value, authorized 10,000,000 shares;
issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,659,661	14,659,661
Retained earnings	38,442,526	37,528,026
Accumulated other comprehensive income (loss)	887,836	(412,304)
Treasury stock, 317,778 shares at March 31, 2009 and 318,894 shares at December 31, 2008, at cost	(4,859,160)	(4,876,225)
Total shareholders' equity	52,891,420	50,659,715

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 622,894,515	$ 616,063,983

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
	2009	2008
INTEREST INCOME
Loans, including fees	$ 6,739,248	$ 7,068,129
Securities:
Taxable	1,155,553	1,095,019
Tax-exempt	493,327	454,533
Other	10,663	47,603
Total interest income	8,398,791	8,665,284

INTEREST EXPENSE
Deposits	2,452,266	2,927,518
Other borrowings	906,298	1,238,424
Total interest expense	3,358,564	4,165,942

NET INTEREST INCOME	5,040,227	4,499,342

PROVISION FOR LOAN LOSSES	600,000	275,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,440,227	4,224,342

NON-INTEREST INCOME
Gain on sales of loans	416,779	93,480
Gain on sales of securities	5,000	21,486
Change in fair value of mortgage servicing rights	(55,505)	(251,262)
Other	616,592	693,574
Total non-interest income	982,866	557,278

NON-INTEREST EXPENSES	3,575,215	3,633,308

Income before income taxes	1,847,878	1,148,312
PROVISION FOR INCOME TAXES	416,000	203,000
NET INCOME	$ 1,431,878 ========	$ 945,312 ========

NET INCOME PER SHARE
Basic	$ 0.42	$ 0.27
Weighted average common shares outstanding	3,442,419	3,467,222

Diluted	$ 0.42	$ 0.27
Weighted average common shares outstanding	3,442,419	3,468,759

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity (Unaudited)
Three months ended March 31, 2009 and 2008

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
BALANCE AT DECEMBER 31, 2008	$ 3,760,557	14,659,661	37,528,026	(412,304)	(4,876,225)	50,659,715

Net income			1,431,878			1,431,878
Change in unrealized gain (loss) on securities, net of tax				1,300,140		1,300,140
Total comprehensive income						2,732,018
Dividends declared ($0.15 per share)			(516,417)			(516,417)
1,116 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan			(961)		17,065	16,104
BALANCE AT MARCH 31, 2009	$ 3,760,557	14,659,661	38,442,526	887,836	(4,859,160)	$ 52,891,420

BALANCE AT DECEMBER 31, 2007	$ 3,760,557	14,659,661	35,187,304	(576,065)	(4,212,873)	48,818,584

Net income			945,312			945,312
Change in unrealized gain (loss) on securities, net of tax				1,300,584		1,300,584
Total comprehensive income						2,245,896
Dividends declared ($0.15 per share)			(516,469)			(516,469)
3,723 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan Purchase of 50,000 common shares			(8,589)		57,844 (707,500)	49,255 (707,500)
BALANCE AT MARCH 31, 2008	$ 3,760,557	14,659,661	35,607,558	724,519	(4,862,529)	$ 49,889,766

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities	$ 2,004,875	$ 874,765

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from calls or maturities	2,060,562	14,949,045
Net increase in loans	(2,792,827)	(29,322,552)
Expenditures for premises and equipment	(83,906)	(37,507)
Net cash from investing activities	(816,171)	(14,411,014)

Cash flows from financing activities:
Net change in deposits	6,111,104	22,144,181
Long-term borrowings, net of repayments Purchase of treasury shares	(2,447,617) -	1,992,538 (707,500)
Proceeds from issuance of common stock	16,104	49,255
Cash dividends paid	(516,417)	(516,469)
Net cash from financing activities	3,163,174	22,962,005

Net change in cash and cash equivalents	4,351,878	9,425,756

Cash and cash equivalents:
At beginning of period	25,622,293	15,079,214
At end of period	$ 29,974,171	$ 24,504,970

Cash paid for:
Interest	$ 3,181,386	$ 4,399,280
Income taxes	$ -	$ 200,000

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March, 31, 2009

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiary (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Union Bank Company (“Union”).  Union has formed a wholly-owned subsidiary, UBC Investments, Inc. (“UBC”) to hold and manage its securities portfolio.  The operations of UBC are located in Wilmington, Delaware.  Significant intercompany accounts and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Corporation conform to generally accepted practices within the banking industry.  The Corporation considers all of its principal activities to be banking related.

Note 2 - Securities

The amortized cost and fair value of available-for-sale securities as of March 31, 2009 and December 31, 2008 are as follows (dollars in thousands):

	March 31, 2009		December 31, 2008
	Amortized cost	Fair value	Amortized cost	Fair value
Obligations of states and political subdivisions	$ 47,666	47,884	47,296	46,522
Mortgage-backed	86,934	88,058	89,325	89,476
Other	502	505	502	500

Total	$ 135,102 ========	$ 136,447 =======	$ 137,123 =======	$ 136,498 =======

A summary of gross unrealized gains and losses on available-for-sale securities at March 31, 2009 and December 31, 2008 follows (dollars in thousands):

	March 31, 2009		December 31, 2008
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

Obligations of states and political subdivisions	$ 871	$ 653	$ 330	$ 1,104
Mortgage-backed	2,074	950	1,283	1,132
Other	3	-	-	2

Total	$ 2,948 ========	$ 1,603 =======	$ 1,613 ========	$ 2,238 =======

Note 3 - Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows for the three-month periods ended March 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Unrealized holding gains on available-for-sale securities	$ 1,975	$ 1,992
Reclassification adjustments for securities gains realized in income	(5)	(21)

Net unrealized gains	1,970	1,971

Tax effect	670	670

Net-of-tax amount	$ 1,300 =======	$ 1,301 =======

Note 4 – Junior Subordinated Deferrable Interest Debentures

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (United Trust) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033.  As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option.  The interest rate of the debentures was fixed at 6.40% for a five-year period through March 26, 2008.  Effective March 27, 2008, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 4.62% at March 31, 2009.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures amounted to $115,406 and $160,000 for the three-month periods ended March 31, 2009 and 2008, respectively and is included in interest expense-borrowings in the accompanying consolidated statements of income.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended March 31,
	2009	2008
SIGNIFICANT RATIOS (Unaudited)
Net income to: Average assets (a) Average shareholders’ equity (a)	0.93% 11.06%	0.68% 7.66%
Net interest margin (a)	3.66%	3.62%
Efficiency ratio (b)	56.96%	68.67%
Average shareholders’ equity to average assets	8.41%	8.81%
Loans to deposits (end of period) (c)	89.41%	93.57%
Allowance for loan losses to loans (end of period) (d)	0.87%	0.62%
Cash dividends to net income	36.07%	54.63%

Book value per share	$ 15.36	$ 14.49

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

Union offers a full range of commercial banking services, including checking accounts, savings and money market accounts, time certificates of deposit, automatic teller machines, commercial, consumer, agricultural, residential mortgage loans and home equity loans, credit card services, safe deposit box rentals, and other personalized banking services.  Union has formed UBC Investments, Inc. (“UBC”) to hold and manage its securities portfolio.  The operations of UBC are located in Wilmington, Delaware.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2009, the Corporation reported net income of $1,432,000, or $0.42 basic earnings per share.  This compares to first quarter 2008 net income of $945,000, or $0.27 basic earnings per share.  Compared with the same period in 2008, first quarter 2009 net income increased $487,000 or 51.5%.  The $487,000 increase for the quarter was primarily the result of a $426,000 increase in non-interest income, a decrease of $807,000 in interest expense, and a decrease of $58,000 in non-interest expenses offset by a decrease of $266,000 in interest income, an increase of $325,000 in the provision for loan losses and an increase in the provision for income taxes of $213,000.

Interest Income and Expense

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income.  Net interest income was $5,040,000 for the first quarter of 2009, compared to $4,499,000 for the same period of 2008, an increase of $541,000 (12.0%).  This increase was mostly due to a $55 million increase in average interest-earning assets for the first quarter of 2009 as compared to the same period in 2008, as well as a slight increase in the net interest margin. The increase in average interest-earnings assets included a $46 million increase in loans.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the three months ended March 31, 2009, the net interest margin (on a taxable equivalent basis) was 3.66% compared with 3.62% for the same period of 2008.  The increase in the net interest margin for the first quarter of 2009 as compared to the first quarter of 2008 primarily resulted from the decrease in the cost of interest bearing deposits (2.58% in 2009 compared to 3.57% in 2008) having a greater impact on the net interest margin than the decrease in the yield of interest-earning assets (5.98% in 2009 compared to 6.80% in 2008).

Provision for Loan Losses

The provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets.  A $600,000 provision for loan losses was made for the first quarter of 2009 compared to a $275,000 provision for the same period in 2008.  The increase in the provision for loan losses for the first quarter of 2009 as compared to the first quarter of 2008 is attributable to an increase in problem and potential problem loans as well as Union's charge-off experience.  During the quarter ended March 31, 2009, Union recorded a $183,000 provision for loan losses relating to impaired loans and a $103,000 provision for potential problem loans.  See “Allowance for Loan Losses” under Financial Condition for further discussion of the provision for loan losses.

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

Gain on sales of loans amounted to $417,000 for the quarter ended March 31, 2009, compared to $93,000 for the first quarter of 2008, an increase of $324,000.  The quarterly gains included capitalized servicing rights of $181,000 and $21,000 on $20.8 million and $2.5 million of originated loan sales during the quarters ended March 31, 2009 and 2008, respectively.  The balance of the gain on sales of loans represented cash gains.  The significant increase in loan sales activity for the first quarter of 2009 as compared to 2008 is attributable to the significant decline in mortgage interest rates during the fourth quarter of 2008 and first quarter of 2009.  Despite the significant loan sales activity experienced during the first quarter of 2009, Union's serviced portfolio remained essentially unchanged increasing only $1.5 million to $189.0 million at March 31, 2009.

The fair value of mortgage servicing rights decreased $56,000 for the quarter ended March 31, 2009 compared to $251,000 for the quarter ended March 31, 2008.  Amortization of mortgage servicing rights, which is reported as a reduction of servicing income (other non-interest income in the accompanying condensed consolidated statements of income), amounted to $73,000 for the quarter ended March 31, 2009 compared to $80,000 for the quarter ended March 31, 2008.

Other non-interest income decreased $77,000 (11.1%) to $617,000 for the quarter ended March 31, 2009 compared to the same period in 2008.  The decrease was the result of an $80,000 decrease in NSF and Overdraft charges.

Non-Interest Expenses

For the quarter ended March 31, 2009, non-interest expenses were $3,575,000, compared to $3,633,000 for the first quarter of 2008, a $58,000 (1.6%) decrease.

Non-interest expenses for the quarter ended March 31, 2009 included a $65,000 increase in the Corporation's FDIC assessment and a $79,000 decrease in the write downs on other real estate owned ($25,000 in 2009 compared to $104,000 in 2008), compared to the same quarter in 2008.  In addition to the Corporation’s ongoing commitment to the improvement of internal controls and the overall operational environment, the Corporation has and will continue to identify and implement cost saving strategies.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  For the quarter ended March 31, 2009, the Corporation’s efficiency ratio improved to 56.96% compared to 68.67% for the same period of 2008.

Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC insures payment of deposits up to insured limits from the Deposit Insurance Fund.   In late 2008, the FDIC announced an increase in insurance premium rates of seven basis points for the first quarter of 2009.  On February 27, 2009, the FDIC announced its adoption of an interim final rule imposing a one-time special assessment of up to 20 basis points and a final rule adjusting the risk-based calculation used to determine the premiums due from each financial institution.  On March 5, 2009, the FDIC announced its plan to reduce the special assessment to 10 basis points.   Although at the time of this filing it was unclear to management the precise amount of the special assessment, management expects that the special assessment and the changes in the premium calculation will significantly increase the Corporation’s FDIC insurance expense for the remainder of 2009 and possibly thereafter.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2009 was $416,000, or 22.5% of income before income taxes, compared to $203,000, or 17.7%, for the comparable 2008 period.  The increase in the effective tax rate is attributable to tax-exempt interest income comprising a smaller portion of income before income taxes in 2009 than 2008.

Return on Assets

Return on average assets was 0.93% for the first quarter of 2009, compared to 0.68% for the comparable quarter of 2008.  The increase resulted from a 51.5% increase in net income with only a slight increase in the Corporation’s average assets.

Return on Equity

Return on average equity for the first quarter of 2009 was 11.06% compared to 7.66% for the same period of 2008. This increase was the result of the increase in net income.  The Corporation and Union met all regulatory capital requirements as of March 31, 2009, and Union is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $623.0 million at March 31, 2009 compared to $616.0 million at December 31, 2008, an increase of $7.0 million, or 1.1%.  The increase in assets was the result of an increase in total cash and cash equivalents of $4.4 million (17.0%), and an increase of $2.6 million (0.6%) in gross loans.  Deposits during this same period increased $6.1 million (1.3%) and other borrowings (consisting of Federal Home Loan Bank borrowings, securities sold under agreements to repurchase, customer repurchase agreements, and junior subordinated deferrable debentures) decreased $2.4 million (2.8%).

Shareholders’ equity increased from $50.7 million at December 31, 2008 to $52.9 million at March 31, 2009.  This increase was the result of net income ($1,432,000), the issuance of 1,116 treasury shares ($16,000) under the Corporation’s Employee Stock Purchase Plan and a $1,300,000 increase in unrealized securities gains, net of tax, offset by the payment of dividends ($516,000).  The increase in unrealized securities gains from January 1, 2009 to March 31, 2009, was the result of customary and expected changes in the bond market.  Unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents totaled $30.0 million at March 31, 2009 compared to $25.6 million at December 31, 2008. Cash and cash equivalents at March 31, 2009 includes interest-bearing deposits in other banks of $22.7 million compared to $6.9 million at December 31, 2008.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs.  Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

Securities

At March 31, 2009, available-for-sale securities totaled $136.4 million, a decrease of $51,000 from December 31, 2008. Management believes classifying securities as available-for-sale provides the Corporation flexibility and facilitates greater interest rate risk management opportunities.  At March 31, 2009, the amortized cost of the Corporation’s securities totaled $135.1 million, resulting in net unrealized gains of approximately $1.3 million and a corresponding after tax increase in shareholders’ equity of $888,000.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings.

On February 5, 2009, the Corporation received preliminary approval to participate in the United States Department of the Treasury (“Treasury”) Troubled Asset Relief Program Capital Purchase Program.  The Corporation’s participation in the program was contingent upon the Corporation’s shareholders authorizing the issuance of the preferred stock required to be issued to Treasury under the program.  At the Corporation’s annual meeting of shareholders held on April 22, 2009, the proposal to authorize such preferred stock did not receive the requisite approval of the holders of two-thirds of the Corporation’s outstanding shares of Common Stock necessary for passage.  As a result, on April 27, 2009, the Corporation requested that Treasury withdraw its application from consideration for participation in the Capital Purchase Program.  The Corporation’s request to Treasury was disclosed in its Current Report on Form 8-K dated April 27, 2009 which is hereby incorporated by reference.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans (including loans held for sale) totaled $421.0 million at March 31, 2009 compared to $418.4 million at December 31, 2008, an increase of $2.6 million (0.6%).

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans (excluding loans held for sale) was 0.87% at March 31, 2009 and 0.76% at December 31, 2008.  Management believes the allowance is adequate given the composition of and risk inherent in the loan portfolio of Union.  Management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008, respectively:

	(dollars in thousands)

	2009	2008
Balance, beginning of period	$3,198	$2,233

Charge offs	(205)	(202)
Recoveries	74	87
Net charge offs	(131)	(115)

Provision for loan losses	600	275
Balance, end of period	$3,667 =====	$2,393 =====

Loans on non-accrual status as a percentage of outstanding loans were 1.57% at March 31, 2009, compared to 0.74% at December 31, 2008.  Non-accrual loans totaled $6,621,000 and $3,074,000 at March 31, 2009 and December 31, 2008, respectively.  Management continues to closely monitor non-accrual loans and actively pursue collection.  See "Provision for Loan Losses" under Results of Operations for related discussion.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $470.9 million, or 82.6% of the Corporation’s funding sources at March 31, 2009.  Total deposits increased $6.1 million (1.3%) during the quarter ended March 31, 2009.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 8.1% of total deposits at March 31, 2009 compared to 9.2% at March 31, 2008.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. These borrowings consisted of FHLB borrowings totaling $71.4 million and $75.7 million at March 31, 2009 and December 31, 2008, respectively; securities sold under agreement to repurchase and customer repurchase agreements totaling $12.4 million and $10.6 million at March 31, 2009 and December 31, 2008, respectively; and junior subordinated deferrable interest debentures of $10.3 million at March 31, 2009 and 2008.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the three month period ended March 31, 2009, the Corporation had net income of $1.4 million and declared dividends of $516,000, resulting in a dividend payout ratio of 36.07% of net income.  Management believes the overall equity level supports this payout ratio.  During the three month periods ended March 31, 2009 and 2008, the Corporation issued 1,116 and 3,723 shares respectively of treasury stock to participants under the Corporation’s Employee Stock Purchase Plan. In addition, during the three month period ended March 31, 2008, the Corporation purchased 50,000 shares of its common stock through its share repurchase program.

The increase in net unrealized gains on available-for-sale securities, net of income taxes, was $1,300,000 for the three months ended March 31, 2009.  Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both the securities and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

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

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the December 31, 2008 Form 10-K.

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

Item 1A:  Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the December 31, 2008 Form 10-K.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report.  The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended March 31, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

01/01/09 -

01/31/09

None

 None

      302,058

            97,942

02/01/09 -

02/28/09

None

  None

      302,058

            97,942

03/01/09 –

03/31/09

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

Exhibit 10.4 Salary Continuation Agreement – Heather M. Oatman

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

UNITED BANCSHARES, INC.

Date:	May 1, 2009	By:/s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED MARCH 31, 2009

Exhibit Number	Description	Exhibit Location
3(i)	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
3(ii)	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 2007.
10.1	Employment Agreement – Daniel W. Schutt	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.11	Salary Continuation Agreement – Daniel W. Schutt	Incorporated by reference to Corporation's Form 10-K filed March 23, 2007.
10.2	Agreement - Brian D. Young	Incorporated by reference to Corporation's Form 8-K filed July 20, 2006.
10.3	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.4	Salary Continuation Agreement – Heather M. Oatman	Incorporated herein by reference to the Corporation's 2008 Form 10K filed March 20, 2009.
10.5	Salary Continuation Agreement Second Amendment – Daniel W. Schutt	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.6	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005.
10.8	Salary Continuation Agreement, First Amendment – Daniel W. Schutt	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.9	Salary Continuation Agreement, First Amendment – Brian D. Young	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith