Form 10-Q
period 2009-06-30
UNITED BANCSHARES INC/OH
filed 2009-08-04
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.    See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____   Accelerated filer ____   Non-accelerated filer             Smaller Reporting Company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 10, 2009: 3,442,779

This document contains 27 pages.  The Exhibit Index is on page 27 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 7,822,179	$ 18,554,222
Interest-bearing deposits in other banks	11,237,279	6,932,446
Federal funds sold	100,000	135,625
Total cash and cash equivalents	19,159,458	25,622,293

SECURITIES, available-for-sale	132,607,541	136,498,302
FEDERAL HOME LOAN BANK STOCK, at cost	4,893,800	4,893,800
LOANS HELD FOR SALE	343,633	241,838

LOANS	421,472,576	418,143,370
Less allowance for loan losses	(3,796,752)	(3,198,130)
Net loans	417,675,824	414,945,240

PREMISES AND EQUIPMENT, net	9,234,857	9,296,614
GOODWILL CASH SURRENDER VALUE OF LIFE INSURANCE	7,282,013 12,141,461	7,282,013 11,889,832
OTHER ASSETS, including accrued interest receivable
and other intangible assets	5,538,534	5,394,051

TOTAL ASSETS	$ 608,877,121	$ 616,063,983

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 41,475,513	$ 41,710,057
Interest bearing	417,991,494	423,081,587
Total deposits	459,467,007	464,791,644

Other borrowings	82,555,788	86,252,383
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	3,135,154	4,060,241

Total liabilities	555,457,949	565,404,268

SHAREHOLDERS' EQUITY
Common stock, $1 stated value, authorized 10,000,000 shares;
issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,659,661	14,659,661
Retained earnings	39,261,091	37,528,026
Accumulated other comprehensive income (loss)	597,023	(412,304)
Treasury stock, 317,778 shares at June 30, 2009 and 318,894 shares at December 31, 2008, at cost	(4,859,160)	(4,876,225)
Total shareholders' equity	53,419,172	50,659,715

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 608,877,121	$ 616,063,983

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$ 6,755,167	$ 7,316,381	$ 13,494,415	$ 13,276,257
Securities:
Taxable	1,085,188	977,191	2,240,741	2,072,210
Tax-exempt	494,721	481,944	988,048	936,477
Other	7,973	116,870	18,636	164,473
Total interest income	8,343,049	8,892,386	16,741,840	17,557,670

INTEREST EXPENSE
Deposits	2,315,872	2,795,316	4,768,138	5,722,834
Other borrowings	885,996	1,150,231	1,792,294	2,388,655
Total interest expense	3,201,868	3,945,547	6,560,432	8,111,489

NET INTEREST INCOME	5,141,181	4,946,839	10,181,408	9,446,181

PROVISION FOR LOAN LOSSES	1,175,000	370,000	1,775,000	645,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,966,181	4,576,839	8,406,408	8,801,181

NON-INTEREST INCOME
Gain on sales of loans	554,761	152,216	971,540	245,696
Gain on sales of securities	125,491	22,861	130,491	44,347
Change in fair value of mortgage servicing rights Other	224,571 681,895	373,503 757,726	169,066 1,298,487	122,241 1,451,300
Total non-interest income	1,586,718	1,306,306	2,569,584	1,863,584

NON-INTEREST EXPENSES	3,872,918	3,549,380	7,448,133	7,182,688

Income before income taxes	1,679,981	2,333,765	3,527,859	3,482,077
PROVISION FOR INCOME TAXES	345,000	585,000	761,000	788,000
NET INCOME	$ 1,334,981 ========	$ 1,748,765 ========	$ 2,766,859 ========	$ 2,694,077 ========

NET INCOME PER SHARE
Basic	$ 0.39	$ 0.51	$ 0.80	$ 0.78
Weighted average common shares outstanding	3,442,779	3,439,996	3,442,600	3,453,609

Diluted	$ 0.39	$ 0.51	$ 0.80	$ 0.78
Weighted average common shares outstanding	3,442,894	3,441,382	3,442,658	3,455,070

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity (Unaudited)
Six months ended June 30, 2009 and 2008

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
BALANCE AT DECEMBER 31, 2008	$ 3,760,557	14,659,661	37,528,026	(412,304)	(4,876,225)	50,659,715

Net income			2,766,859			2,766,859
Change in unrealized gain (loss) on securities, net of tax				1,009,327		1,009,327
Total comprehensive income						3,876,186
Dividends declared ($0.30 per share)			(1,032,833)			(1,032,833)
1,116 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan			(961)		17,065	16,104
BALANCE AT JUNE 30, 2009	$ 3,760,557	14,659,661	39,261,091	597,023	(4,859,160)	$ 53,419,172

BALANCE AT DECEMBER 31, 2007	$ 3,760,557	14,659,661	35,187,304	(576,065)	(4,212,873)	48,818,584

Net income			2,694,077			2,694,077
Change in unrealized loss on available-for-sale securities, net of income taxes				(156,458)		(156,458)
Total comprehensive income						2,537,619
Dividends declared ($0.30 per share)			(1,032,188)			(1,032,188)
3,723 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan Purchase of 55,000 common shares			(8,589)		57,844 (775,250)	49,255 (775,250)
BALANCE AT JUNE 30, 2008	$ 3,760,557	14,659,661	36,840,604	(732,523)	(4,930,279)	$ 49,598,020

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities	$ 2,571,089	$ 2,814,273

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from calls or maturities	5,604,859	13,444,981
Net increase in loans	(4,505,584)	(58,604,786)
Insurance proceeds from casualty loss	145,000	-
Expenditures for premises and equipment	(240,238)	(117,023)
Net cash from investing activities	1,004,037	(45,276,828)

Cash flows from financing activities:
Net change in deposits	(5,324,637)	65,447,025
Long-term borrowings, net of repayments Purchase of treasury shares	(3,696,595) -	6,698,999 (777,250)
Proceeds from issuance of common stock	16,104	49,255
Cash dividends paid	(1,032,833)	(1,032,188)
Net cash from financing activities	(10,037,961)	70,387,841

Net change in cash and cash equivalents	(6,462,835)	27,925,286

Cash and cash equivalents:
At beginning of period	25,622,293	15,079,214
At end of period	$ 19,159,458	$ 43,004,500

Cash paid for:
Interest	$ 6,799,903	$ 7,973,451
Income taxes	$ 910,000	$ 845,000

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2009

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiary (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Note 2 - New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (SFAS 141 (R)).  SFAS 141(R) recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase, and requires the acquirer to recognize that excess as a gain attributable to the acquirer.  In contrast statement 141 requires the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired.  SFAS 141(R) also requires the expensing of transaction costs that were previously capitalized as part of the cost of the transaction under SFAS 141.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008.  The Corporation has not entered into any business combination transactions since the effective date of SFAS No. 141(R).

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161) requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Since the Corporation has not held any derivative instruments or conducted hedging activities, adoption of SFAS 161 did not have any impact on the consolidated financial statements.

FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF 03-6-1) requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires retrospective adjustment of earning per share data. Since the Corporation has no unvested share-based payment awards, the adoption of FSP EITF 03-6-1, effective January 1, 2009, did not have any impact on the Corporation’s consolidated results of operations or earnings per share.

In April, 2009, the FASB issued Staff Positions (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether an impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of  impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Corporation adopted the FSP during the second quarter of 2009, but the adoption did not have any impact on the consolidated financial statements since the Corporation did not hold any other-than-temporarily impaired debt securities.

In April, 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4).  FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  FSP 157-4 provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  FSP 157-4 also requires increased disclosures.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  There was no impact on the consolidated financial statements of the Corporation as a result of the adoption of FSP 157-4 during the second quarter of 2009.

In April, 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  The FSP is effective for interim reporting periods ending after June 15, 2009.  The Corporation adopted the FSP for the quarter ended June 30, 2009.

The estimated fair values of recognized financial instruments at June 30, 2009 and December 31, 2008 were as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
	Carrying amount	Estimated value	Carrying amount	Estimated value
FINANCIAL ASSETS
Cash and cash equivalents	$ 19,159	$ 19,159	$ 25,622	$ 25,622
Securities, including Federal Home Loan Bank stock	137,501	137,501	141,392	141,392
Net loans, including loans held for sale	418,019	436,877	415,187	439,018
Mortgage servicing rights	1,156	1,156	703	703
	$ 575,835	$ 594,693	$ 582,904	$ 606,735
FINANCIAL LIABILITIES
Deposits	$ 459,467	$ 465,766	$ 464,792	$ 471,588
Other borrowings	82,556	96,988	86,252	90,617
Junior subordinated deferrable interest debentures	10,300	6,530	10,300	6,232
Other liabilities	3,135	3,135	4,060	4,160
	$ 555,458	$ 572,419	$ 565,404	$ 572,597

The above summary does not include accrued interest receivable and cash surrender value of life insurance which are also considered financial instruments.  The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at June 30, 2009 and December 31, 2008 which relate to commitments to extend credit and letters of credit.  The contract amount of such financial instruments amounts to $64,742,000 at June 30, 2009 and $87,637,000 at December 31, 2008.  Such amounts are also considered to be the estimated fair values.

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

Deposit liabilities:

The fair value of core deposits, including demand deposits, savings accounts, and certain money market deposits, is the amount payable on demand.  The fair value of fixed-maturity certificates of deposit is estimated using the rates offered at quarter end for deposits of similar remaining maturities.  The estimated fair value does not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the marketplace.

Other borrowings and junior subordinated deferrable debentures:

The fair value of other borrowings (consisting of Federal Home Loan Bank borrowings, securities sold under agreements to repurchase, customer repurchase agreements, and junior subordinated deferrable debentures) are determined using the net present value of discounted cash flows based on current borrowing rates for similar types of borrowing arrangements, and are obtained from an independent third party.

Other financial instruments:

The fair value of commitments to extend credit and letters of credit is determined to be the contract amount, since these financial instruments generally represent commitments at existing rates.  The fair value of other borrowings is determined based on a discounted cash flow analysis using current interest rates.  The fair value of the junior subordinated deferrable interest debentures is determined based on quoted market prices of similar instruments.  The fair value of other liabilities is generally considered to be carrying value except for the deferred compensation agreement.  The fair value of the contract is determined based on a discounted cash flow analysis using a current interest rate for a similar instrument.

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

In June, 2009, the FASB issued Statement No. 168. “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and, on that date, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  In the FASB’s view, the issuance of this Statement and Codification will not change GAAP.  The Corporation does not expect that the adoption of this Statement will have a significant impact on the consolidated financial statements.

Note 3 - Securities

The amortized cost and fair value of available-for-sale securities as of June 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
	Amortized cost	Fair value	Amortized cost	Fair value
Obligations of states and political subdivisions	$ 47,740	$ 47,052	$ 47,296	$ 46,522
Mortgage-backed	83,462	85,052	89,325	89,476
Other	502	504	502	500

Total	$ 131,704 =======	$ 132,608 =======	$ 137,123 =======	$ 136,498 =======

A summary of gross unrealized gains and losses on available-for-sale securities at June 30, 2009 and December 31, 2008 follows (dollars in thousands):

	June 30, 2009		December 31, 2008
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

Obligations of states and political subdivisions	$ 528	$ 1,216	$ 330	$ 1,104
Mortgage-backed	2,245	655	1,283	1,132
Other	2	-	-	2

Total	$ 2,775 ========	$ 1,871 =======	$ 1,613 ========	$ 2,238 =======

Note 4 - Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows for the six-month periods ended June 30, 2009 and 2008 (dollars in thousands):

	2009	2008
Unrealized holding gains on available-for-sale securities	$ 1,659	$ (193)
Reclassification adjustments for securities gains realized in income	(130)	(44)

Net unrealized gains	1,529	(237)

Tax effect	520	(81)

Net-of-tax amount	$ 1,009 =======	$ (156) =======

Note 5 – Junior Subordinated Deferrable Interest Debentures

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (United Trust) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033.  As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option.  The interest rate of the debentures was fixed at 6.40% for a five-year period through March 26, 2008.  Effective March 27, 2008, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 4.38% at June 30, 2009.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures amounted to $227,000 and $307,000 for the six-month periods ended June 30, 2009 and 2008, respectively and is included in interest expense-borrowings in the accompanying consolidated statements of income.

Each issue of the trust preferred securities carries an interest rate identical to that of the related debenture.  The securities have been structured to qualify as Tier I capital for regulatory purposes and the dividends paid on such are tax deductible.  However, under Federal Reserve Board guidelines, the securities cannot be used to constitute more than 25% of the Corporation’s core Tier I capital inclusive of these securities.

Note 6 – Subsequent Events

Management evaluated subsequent events through August 3, 2009, the date the financial statements were available to be issued.  Events or transactions occurring after June 30, 2009 but prior to August 3, 2009 that provided additional evidence about conditions that existed at June 30, 2009 have been recognized in the financial statements for the period ended June 30, 2009.  Events or transactions that provided evidence about conditions that did not exist at June 30, 2009 but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended June 30, 2009.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2009	2008	2009	2008
SIGNIFICANT RATIOS (Unaudited)
Net income to: Average assets (a) Average shareholders’ equity (a)	0.87% 10.10%	1.12% 14.06%	0.90% 10.58%	0.93% 10.87%
Net interest margin (a)	3.78%	3.71%	3.72%	3.66%
Efficiency ratio (b)	55.46%	54.59%	56.17%	60.91%
Average shareholders’ equity to average assets	8.62%	7.98%	8.51%	8.53%
Loans to deposits (end of period) (c)	91.81%	91.07%	91.81%	91.07%
Allowance for loan losses to loans (end of period) (d)	0.90%	0.60%	0.90%	0.60%
Cash dividends to net income	38.68%	29.49%	37.33%	38.31%

Book value per share	$ 15.52	$ 14.43	$ 15.52	$ 14.43

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

Union offers a full range of commercial banking services, including checking accounts, savings and money market accounts, time certificates of deposit, automatic teller machines, commercial, consumer, agricultural, residential mortgage and home equity loans, credit card services, safe deposit box rentals, and other personalized banking services.  Union has formed UBC Investments, Inc. (“UBC”) to hold and manage its securities portfolio.  The operations of UBC are located in Wilmington, Delaware.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2009, the Corporation reported net income of $1,335,000, or $0.39 basic earnings per share.  This compares to second quarter 2008 net income of $1,749,000, or $0.51 basic earnings per share.  Compared with the same period in 2008, second quarter 2009 net income decreased $414,000 or 23.7%.  The decrease for the quarter, as compared to the quarter ended June 30, 2008, resulted from increases in the provision for loan losses of $805,000 and non-interest expenses of $324,000, offset by increases in net interest income of $194,000 and non-interest income of $281,000, and a $240,000 decrease in the provision for income taxes.

Net income for the six-months ended June 30, 2009, totaled $2,767,000, or $0.80 basic earnings per share compared to $2,694,000, or $0.78 basic earnings per share for the same period in 2008.  Compared with the same period in 2008, net income increased $73,000 or 2.7%.  The increase for the six-month period ended June 30, 2009, as compared to the quarter ended June 30, 2008, was the result of increases in net interest income of $735,000 and non-interest income of $706,000, and a decrease in the provision for income taxes of $27,000, offset by increases in the provision for loan losses of $1,130,000, and non-interest expenses of $265,000.

Net Interest Income

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income.  Net interest income was $5,141,000 for the second quarter of 2009, compared to $4,947,000 for the same period of 2008, an increase of $194,000 (3.9%).  Net interest income was $10,181,000 for the first six months of 2009 compared to $9,446,000 for the same period of 2008, an increase of $735,000 (7.8%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the quarterly and six month periods ended June 30, 2009, the net interest margin (on a taxable equivalent basis) was 3.78% and 3.72%, respectively, compared with 3.71% and 3.66% for the same periods in 2008.

Deposits comprised 82% of average interest-bearing liabilities for the six-month period ended June 30, 2009, compared to 78% for the same period in 2008.  As a result of this change in the composition of interest-bearing liabilities, as well as the lower overall interest rate environment, the Corporation’s cost of funds was 2.53% for the first six months of 2009 compared to 3.32% for the same period in 2008.  This decrease in cost of funds more than offset the impact on the net interest margin of the decrease in the yield of interest-earning assets (5.98% for the first six months of  2009 compared to 6.65% for the same period of 2008).

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets.  A $1,175,000 provision for loan losses was made for the second quarter of 2009 compared to a $370,000 provision for the same period in 2008.  A $1,775,000 provision for loan losses was made for the six month period ended June 30, 2009, compared to a $645,000 provision for loan losses for the six month period ended June 30, 2008. The increase in the provision for loan losses for the quarterly and six-month periods ended June 30, 2009, as compared to June 30, 2008, is largely attributable to Union’s net loan charge-off experience, as well as an increase in the level of problem and potential problem loans.  See “Allowance for Loan Losses” under Financial Condition for further discussion relating to the provision for loan losses.

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

For the quarter ended June 30, 2009, non-interest income was $1,587,000, compared to $1,306,000 for the second quarter of 2008, a $281,000 (21.5%) increase.  For the six-month period ended June 30, 2009, non-interest income was $2,570,000, compared to $1,864,000 for the six-month period ended June 30, 2008, a $706,000 (37.9%) increase.  Gain on sales of loans amounted to $555,000 for the quarter ended June 30, 2009, compared to $152,000 for the second quarter of 2008, an increase of $403,000.  Quarterly gains on sale of loans included capitalized servicing rights of $261,000 in 2009 and $88,000 in 2008.  Gain on sales of loans amounted to $972,000 for the six months ended June 30, 2009 compared to $246,000 for the comparable period in 2008, an increase of $726,000.  Gain on sale of loans for the six month period included capitalized servicing rights of $442,000 in 2009 (on loan sales of $43.9 million) and $109,000 (on loan sales of $11.2 million).  The significant increase in loan sales activity in 2009 as compared to 2008 is attributable to the significant decline in mortgage interest rates during the fourth quarter of 2008 and first half of 2009 which resulted in significant refinancing by borrowers.  Despite the significant loan sales activity experienced during the first half of 2009, Union's serviced portfolio remained relatively unchanged increasing only $2.4 million to $190.0 million at June 30, 2009.

The fair value of mortgage servicing rights increased $225,000 for the quarter ended June 30, 2009, compared to a $374,000 increase for the quarter ended June 30, 2008.   For the six-month period ended June 30, 2009, there was an increase in fair value of mortgage servicing rights of $169,000, compared to an increase in fair value of mortgage servicing rights of $122,000 for the six months ended June 30, 2008.  Amortization of mortgage servicing rights, which is reported as a reduction of servicing income (other non-interest income in the accompanying condensed consolidated statements of income), amounted to $159,000 for the six months ended June 30, 2009 compared to $161,000 for the six months ended June 30, 2008.

Other non-interest income decreased $76,000 (10.0%) to $682,000 for the quarter ended June 30, 2009 and decreased $153,000 (10.5%) to $1,298,000 for the six-month period ended June 30, 2009.   The decreases were principally due to decreases in NSF and overdraft charges of $50,000 for the quarter ended June 30, 2009 and $130,000 for the six months ended June 30, 2009.

Non-Interest Expenses

For the quarter ended June 30, 2009, non-interest expenses were $3,873,000, compared to $3,549,000 for the comparable period in 2008, a $324,000 (9.1%) increase.  For the six-month period ended June 30, 2009, non-interest expenses totaled $7,448,000, compared to $7,183,000 for the comparable period of 2008, an increase of $265,000 (3.7%).

Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC insures payment of deposits up to insured limits from the Deposit Insurance Fund.  Non-interest expenses for the quarter ended June 30, 2009 included a $510,000 increase in the Corporation's FDIC insurance expense.  This increase was due to increased deposit premium rates and a FDIC Special Assessment, both of which were industry-wide increases implemented by the FDIC.  The FDIC Special Assessment ruling was issued May 22, 2009 and requires institutions to pay premiums equal to the lesser of a 5 basis point assessment on total assets less Tier One capital, or 10 basis points on total deposits.  The Corporation’s special assessment, amounting to $285,000, must be fully accrued by June 30, 2009 and will be payable on September 30, 2009.  Future special assessments may also be legislated which could have a further negative impact on the Corporation’s net income.  Conversely, the Corporation experienced a decrease in several non-interest expense categories during the second quarter of 2009 as compared to 2008, including dealer reserve ($52,000), ATM processing fees ($55,000), and miscellaneous branch expenses ($25,000).  Non-interest expenses for the six months ended June 30, 2009 included a $575,000 increase in FDIC insurance expense and decreases in dealer reserves of $96,000, internet banking expenses of $55,000, and write-down in OREO expense of $79,000 ($25,000 in 2009 compared to $104,000 in 2008).

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  For the quarter ended June 30, 2009, the Corporation’s efficiency ratio was 55.46% compared to 54.59% for the same period of 2008.  For the six month period ended June 30, 2009, the Corporation’s efficiency ratio was 56.17% compared to 60.91% for the same period of 2008.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2009 was $345,000, or 20.5% of income before income taxes, compared to $585,000, or 25.1%, for the comparable 2008 period.  The provision for income taxes for the six month period ended June 30, 2009 was $761,000, or 21.6% of income before income taxes, compared to $788,000, or 22.6%, for the comparable 2008 period.

Return on Assets

Return on average assets was 0.87% for the second quarter of 2009, compared to 1.12% for the second quarter of 2008.  The decrease in return on average assets resulted from a 23.7% decrease in net income for the second quarter of 2009 as compared to 2008, offset by a $10,000,000 decrease in the Corporation’s average assets.  Return on average assets was 0.90% for the six month period ended June 30, 2009, compared to 0.93% for the same period of 2008.

Return on Equity

Return on average shareholders’ equity for the second quarter of 2009 was 10.10%, compared to 14.06% for the same period of 2008.  This decrease was attributable to both the 23.7% decrease in net income for the quarter and an increase in average shareholder’s equity, partially due to the recovery of securities in an unrealized loss position in 2008.  Return on average equity for the six months ended June 30, 2009 was 10.58% compared to 10.87% for the same period in 2008.  This decrease was attributable to the increase in average shareholder’s equity.

The Corporation and Union met all regulatory capital requirements as of June 30, 2009, and Union is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $608.9 million at June 30, 2009, compared to $616.1 million at December 31, 2008, a decrease of $7.2 million, or 1.2%.  The decrease in total assets was the result of decreases in total cash and cash equivalents of $6.5 million (25.2%), and available-for-sale securities of $3.9 million (2.9%), offset by an increase of $3.3 million in gross loans.  Deposits during this same period decreased $5.3 million (1.2%) and other borrowings (consisting of Federal Home Loan Bank borrowings, securities sold under agreements to repurchase, customer repurchase agreements, and junior subordinated deferrable debentures) decreased $3.7 million (3.8%).

Shareholders’ equity increased from $50.7 million at December 31, 2008 to $53.4 million at June 30, 2009.  This increase was the result of net income ($2,767,000), the issuance of 1,116 treasury shares under the Corporation’s Employee Stock Purchase Plan ($16,000), and a $1,009,000 increase in unrealized securities gains, net of tax, offset by the payment of dividends ($1,033,000).  The increase in unrealized securities gains from January 1, 2009 to June 30, 2009, was the result of customary and expected changes in the bond market.  Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents totaled $19.2 million at June 30, 2009, compared to $25.6 million at December 31, 2008. Cash and cash equivalents at June 30, 2009 includes interest-bearing deposits in other banks of $11.2 million compared to $6.9 million at December 31, 2008.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses.  Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

Securities

At June 30, 2009, available-for-sale securities totaled $132.6 million, a decrease of $3,891,000 from December 31, 2008. Management believes classifying securities as available-for-sale provides the Corporation flexibility and facilitates greater interest rate risk management opportunities.  At June 30, 2009, the amortized cost of the Corporation’s securities totaled $131.7 million, resulting in net unrealized gains of approximately $763,000 and a corresponding after tax increase in shareholders’ equity of $597,000.  Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through its Asset/Liability Committee.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans (including loans held for sale) totaled $421.8 million at June 30, 2009, compared to $418.4 million at December 31, 2008, an increase of $3.4 million (0.8%).

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans (excluding loans held for sale) was 0.90% at June 30, 2009 and 0.76% at December 31, 2008.  Management believes the allowance is adequate given the composition of and risk inherent in the loan portfolio of Union.  Management will continue to monitor the risk of credit loss associated with the loan portfolio, and will adjust the allowance accordingly.

The following table presents changes in the allowance for loan losses for the six months ended June 30, 2009 and 2008, respectively:

	(dollars in thousands)

	2009	2008
Balance, beginning of period	$3,198	$2,233
Provision for loan losses	1,775	645

Charge offs	(1,339)	(508)
Recoveries	163	143
Net charge offs	(1,176)	(365)

Balance, end of period	$3,797 =====	$2,513 =====

As shown in the preceding table, Union experienced a significant increase in loan charge-offs for the six-month period ended June 30, 2009 as compared to June 30, 2008.  Net charge-offs for the six month period ended June 30, 2009 included $726,000 of charge-offs related to one commercial real estate relationship.

In addition to the increase in the level of loan charge-offs, Union has experienced a significant increase in the level of potential problem loans (defined as non-impaired loans which have been classified as special mention or substandard).  Potential problem loans amounted to $25.9 million at June 30, 2009, compared to $15.7 million at December 31, 2008 and $12.1 million at June 30, 2008.  Union provides pooled reserves for these loans using loss rates calculated considering historic net loan-charge off experience for the past four years.  Union also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic loss rate experience for the relative loan type.  Consequently, the loss rates applied to these loans have increased as a result of the increase in Union’s net loan charge-offs.  Despite the significant loan charge-offs experienced during the six-month period ended June 30, 2009, Union’s calculated allowance for loan losses represents .90% of total loans at June 30, 2009, compared to .60% of total loans at June 30, 2008.

Loans on non-accrual status amounted to $9,300,000 and $3,074,000 at June 30, 2009 and December 31, 2008, respectively.  Non-accrual loans as a percentage of outstanding loans amounted to 2.21% at June 30, 2009, compared to 0.74% at December 31, 2008.  Of the loans on non-accrual status at June 30, 2009, $4.5 million are considered by Union to be impaired and have been individually evaluated for impairment with specific reserves provided for any expected losses.  In addition, Union has two borrowing relationships on non-accrual at June 30, 2009 with outstanding borrowings totaling $3.5 million for which management has been actively working with the customers and expects the loans to either be brought current or to be restructured improving Union’s position.  The remaining loans on non-accrual at June 30, 2009 generally represent smaller balance homogenous loans which are collectively evaluated by management for impairment.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $459.5 million, or 83.2% of the Corporation’s funding sources at June 30, 2009.  Total deposits decreased $5.3 million (1.2%) during the six months ended June 30, 2009, primarily related to decreases in brokered deposits ($5 million).

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 9.0% of total deposits at June 30, 2009 and December 31, 2008, compared to 8.6% at June 30, 2008.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. These borrowings consisted of FHLB borrowings totaling $71.2 million and $75.7 million at June 30, 2009 and December 31, 2008, respectively; securities sold under agreement to repurchase and customer repurchase agreements totaling $11.4 million and $10.6 million at June 30, 2009 and December 31, 2008, respectively; and junior subordinated deferrable interest debentures of $10.3 million at June 30, 2009 and December 31, 2008.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the six month period ended June 30, 2009, the Corporation had net income of $2,767,000 and declared dividends of $1,033,000, resulting in a dividend payout ratio of 37.33% of net income.  Management believes the overall equity level supports this payout ratio.  During the six month periods ended June 30, 2009 and 2008, the Corporation issued 1,116 and 3,723 shares respectively of treasury stock to participants under the Corporation’s Employee Stock Purchase Plan.

The increase in net unrealized gains on available-for-sale securities, net of income taxes, was $1,009,000 for the six months ended June 30, 2009.  Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both the securities and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature.  Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment.  During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power.  In the commercial banking industry, monetary assets typically exceed monetary liabilities.  The Bank generally has not experienced a significant level of inflation or deflation during the six month period ended June 30, 2009.  However, because of the depressed national real estate market and sluggish local economy, the Bank has experienced declines in the value of collateral securing commercial and non-commercial real estate loans.  Management continues to closely monitor these trends in calculating the Bank’s allowance for loan losses.

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

The Corporation monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interest rates.  This analysis is performed by estimating the expected cash flows of the Corporation’s financial instruments using interest rates in effect at year-end.  For the fair value estimates, the cash flows are then discounted to year-end to arrive at an estimated present value of the Corporation’s financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates.  For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows.  The Corporation typically applies interest rate “shocks” to its financial instruments up and down under various scenarios up to as much as 300 basis points depending on the overall level of interest rates at any point in time.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report.  The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended June 30, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

04/01/09 -

04/30/09

None

 None

      302,058

            97,942

05/01/09 -

05/31/09

None

  None

      302,058

            97,942

06/01/09 –

06/30/09

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

Item 3:  Defaults upon Senior Securities.

None

Item 4:  Submission of Matters to a Vote of Security Holders.

On April 22, 2009, the Corporation held its annual shareholders’ meeting at its corporate headquarters in Columbus Grove, Ohio.

Proposal 1 – Election of Directors

The shareholders adopted the proposal to elect directors at the meeting by the votes indicated below:

FOR

WITHHELD

Robert L. Benroth

       2,583,575

 184,168

Robert L. Dillhoff

       2,592,887

 174,857

James N. Reynolds

       2,557,962

 209,782

H. Edward Rigel

       2,574,135

 193,609

David P. Roach

       2,582,443

 185,301

Daniel W. Schutt

       2,625,426

 142,317

R. Steven Unverferth

       2,609,548

 158,196

Proposal 2 - Amendment to Articles of Incorporation to Authorize a New Class of Preferred Stock

At the meeting, the proposal to make an Amendment to the Articles of Incorporation to Authorize a New Class of Preferred Stock failed to receive the affirmative vote of a two-thirds majority of shares entitled to vote at the annual meeting.  The votes are indicated below:

FOR

2,192,165

ABSTAINED

105,021

AGAINST

470,557

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

UNITED BANCSHARES, INC.

Date:	August 4, 2009	By:/s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED JUNE 30, 2009

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