Form 10-Q
period 2009-09-30
UNITED BANCSHARES INC/OH
filed 2009-11-13
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes           No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2009: 3,443,766

This document contains 28 pages.  The Exhibit Index is on page 29 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 7,098,577	$ 18,554,222
Interest-bearing deposits in other banks	14,796,377	6,932,446
Federal funds sold	83,157	135,625
Total cash and cash equivalents	21,978,111	25,622,293

SECURITIES, available-for-sale	132,245,386	136,498,302
FEDERAL HOME LOAN BANK STOCK, at cost	4,893,800	4,893,800
LOANS HELD FOR SALE	-	241,838

LOANS	414,768,959	418,143,370
Less allowance for loan losses	(7,463,604)	(3,198,130)
Net loans	407,305,355	414,945,240

PREMISES AND EQUIPMENT, net	9,203,450	9,296,614
GOODWILL CASH SURRENDER VALUE OF LIFE INSURANCE	7,282,013 12,264,425	7,282,013 11,889,832
OTHER ASSETS, including accrued interest receivable
and other intangible assets	6,859,740	5,394,051

TOTAL ASSETS	$ 602,032,280	$ 616,063,983

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 41,990,999	$ 41,710,057
Interest bearing	409,634,131	423,081,587
Total deposits	451,625,130	464,791,644

Other borrowings	81,094,684	86,252,383
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	4,894,639	4,060,241

Total liabilities	547,914,453	565,404,268

SHAREHOLDERS' EQUITY
Common stock, $1 stated value, authorized 10,000,000 shares;
issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,659,661	14,659,661
Retained earnings	37,966,875	37,528,026
Accumulated other comprehensive income (loss)	2,574,802	(412,304)
Treasury stock, 316,791 shares at September 30, 2009 and 318,894 shares at December 31, 2008, at cost	(4,844,068)	(4,876,225)
Total shareholders' equity	54,117,827	50,659,715

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 602,032,280	$ 616,063,983

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$ 6,762,922	$ 7,275,408	$ 20,257,337	$ 21,659,918
Securities:
Taxable	1,022,292	1,020,513	3,263,033	3,092,723
Tax-exempt	505,984	482,803	1,494,032	1,419,280
Other	7,655	196,180	26,291	360,653
Total interest income	8,298,853	8,974,904	25,040,693	26,532,574

INTEREST EXPENSE
Deposits	2,153,327	2,726,018	6,921,465	8,448,852
Other borrowings	890,791	1,201,163	2,683,085	3,589,818
Total interest expense	3,044,118	3,927,181	9,604,550	12,038,670

NET INTEREST INCOME	5,254,735	5,047,723	15,436,143	14,493,904

PROVISION FOR LOAN LOSSES	3,950,000	600,000	5,725,000	1,245,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,304,735	4,447,723	9,711,143	13,248,904

NON-INTEREST INCOME
Gain on sales of loans	241,300	62,238	1,212,840	307,934
Gain on sales of securities	-	6,418	130,491	50,765
Change in fair value of mortgage servicing rights Other	(113,777) 719,922	(70,400)757,747	55,289 2,018,409	51,841 2,209,047
Total non-interest income	847,445	756,003	3,417,029	2,619,587

NON-INTEREST EXPENSES	3,638,268	3,808,970	11,086,401	10,991,658

Income (loss) before income taxes	(1,486,088)	1,394,756	2,041,771	4,876,833
PROVISION (CREDIT) FOR INCOME TAXES	(709,000)	268,000	52,000	1,056,000
NET INCOME (LOSS)	$ (777,088)	$ 1,126,756	$ 1,989,771	$ 3,820,833

NET INCOME (LOSS) PER SHARE
Basic	$ (0.23)	$ 0.33	$ 0.58	$ 1.11
Weighted average common shares outstanding	3,443,391	3,441,394	3,442,867	3,449,508

Diluted	$ (0.23)	$ 0.33	$ 0.58	$ 1.11
Weighted average common shares outstanding	3,444,034	3,441,879	3,443,120	3,450,641

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity (Unaudited)
Nine months ended September 30, 2009 and 2008

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
BALANCE AT DECEMBER 31, 2008	$ 3,760,557	14,659,661	37,528,026	(412,304)	(4,876,225)	$ 50,659,715

Net income			1,989,771			1,989,771
Change in unrealized gain (loss) on securities, net of tax				2,987,106		2,987,106
Total comprehensive income						4,976,877
Dividends declared ($0.45 per share)			(1,549,398)			(1,549,398)
2,103 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan			(1,524)		32,157	30,633
BALANCE AT SEPTEMBER 30, 2009	$ 3,760,557	14,659,661	37,966,875	2,574,802	(4,844,068)	$ 54,117,827

BALANCE AT DECEMBER 31, 2007	$ 3,760,557	14,659,661	35,187,304	(576,065)	(4,212,873)	$ 48,818,584

Net income			3,820,833			3,820,833
Change in unrealized loss on available-for-sale securities, net of income taxes				(576,494)		(576,494)
Total comprehensive income						3,244,339
Dividends declared ($0.45 per share)			(1,548,437)			(1,548,437)
7,258 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan Purchase of 55,000 common shares			(13,189)		111,898 (775,250)	98,709 (775,250)
BALANCE AT SEPTEMBER 30, 2008	$ 3,760,557	14,659,661	37,446,511	(1,152,559)	(4,876,225)	$ 49,837,945

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities	$ 5,507,593	$ 5,470,638

Cash flows from investing activities:
Purchases of available-for-sale securities, net of proceeds
from calls or maturities	8,957,839	9,933,675
Net decrease (increase) in loans	1,914,885	(48,393,338)
Insurance proceeds from casualty loss	145,000	-
Expenditures for premises and equipment	(326,521)	(1,428,605)
Net cash from investing activities	10,691,203	(39,888,268)

Cash flows from financing activities:
Net change in deposits	(13,166,514)	63,790,464
Long-term borrowings, net of repayments Purchase of treasury shares	(5,157,699) -	6,866,419 (775,250)
Proceeds from issuance of common stock	30,633	98,709
Cash dividends paid	(1,549,398)	(1,548,437)
Net cash from financing activities	(19,842,978)	68,431,905

Net change in cash and cash equivalents	(3,644,182)	34,014,275
Cash and cash equivalents:
At beginning of period	25,622,293	15,079,214
At end of period	$ 21,978,111	$ 49,093,489

Cash paid for:
Interest	$ 7,555,213	$ 11,342,194
Income taxes	$ 1,065,000	$ 1,215,000

Non-cash investing activities: Change in net unrealized gain (loss) on available-for-sale securities	$ 4,525,918	$ (873,476)

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2009

Note 1 – Consolidated Financial Statements

The consolidated financial statements of United Bancshares, Inc. and subsidiary (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Note 2 - New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (SFAS 141 (R)), which is codified in ASC 805-20.  SFAS 141(R) recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase, and requires the acquirer to recognize that excess as a gain attributable to the acquirer.  In contrast statement 141 requires the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired.  SFAS 141(R) also requires the expensing of transaction costs that were previously capitalized as part of the cost of the transaction under SFAS 141.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008.  The Corporation has not entered into any business combination transactions since the effective date of ASC 805-20 as it relates to SFAS No. 141(R).

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161), which is codified in ASC 815-10 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Since the Corporation has not held any derivative instruments or conducted hedging activities, adoption of ASC 815-10 as it relates to SFAS 161 did not have any impact on the consolidated financial statements.

FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF 03-6-1), which is codified in ASC 260-10 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires retrospective adjustment of earning per share data. Since the Corporation has no unvested share-based payment awards, the adoption of the provision of ASC 260-10 as it relates to FSP EITF 03-6-1, effective January 1, 2009, did not have any impact on the Corporation’s consolidated results of operations or earnings per share.

In April, 2009, the FASB issued Staff Positions (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is codified in ASC 320-10-35 and amends existing guidance for determining whether an impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of  impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Corporation adopted ASC 320-10-35 as it relates to the FSP during the second quarter of 2009, but the adoption did not have any impact on the consolidated financial statements since the Corporation did not hold any other-than-temporarily impaired debt securities.

In April, 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), which is codified in ASC 820-10-65.  FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  FSP 157-4 provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  FSP 157-4 also requires increased disclosures.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  There was no impact on the consolidated financial statements of the Corporation as a result of the adoption of ASC 820-10-65 as it relates to FSP 157-4 during the second quarter of 2009.

In April, 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is codified in ASC 825-10-65 and amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. The FSP is effective for interim reporting periods ending after June 15, 2009. The Corporation adopted ASC 825-10-65 as it relates to the FSP for the quarter ended June 30, 2009.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which is codified in FASB ASC 820-10 (ASC 820-10), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FAS 157 also establishes a fair value hierarchy which requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Corporation adopted the provisions of FAS 157 for the quarter ended March 31, 2008 except for those non-financial assets and liabilities subject to deferral as a result of Staff Position 157-2.  There was no impact on the consolidated financial statements of the Corporation as a result of the adoption of FAS 157.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balances sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities available for sale

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products, and exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Currently, all of the Corporation’s securities are considered to be Level 2 securities and fair values are provided by a third party pricing vendor.

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  This valuation is considered Level 3 when consisting of appraisals of underlying collateral.  Substantially all impaired loans are valued considering appraisals of underlying collateral.

The estimated fair values of recognized financial instruments at September 30, 2009 and December 31, 2008 were as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying amount	Estimated value	Carrying amount	Estimated value
FINANCIAL ASSETS
Cash and cash equivalents	$ 21,978	$ 21,978	$ 25,622	$ 25,622
Securities, including Federal Home Loan Bank stock	137,139	137,139	141,392	141,392
Net loans, including loans held for sale	407,305	438,321	415,187	439,018
Mortgage servicing rights	1,098	1,098	703	703
	$ 567,520	$ 598,536	$ 582,904	$ 606,735
FINANCIAL LIABILITIES
Deposits	$ 451,625	$ 439,661	$ 464,792	$ 471,588
Other borrowings	81,095	84,507	86,252	90,617
Junior subordinated deferrable interest debentures	10,300	7,877	10,300	6,232
Other liabilities	4,894	4,987	4,060	4,160
	$ 547,915	$ 537,032	$ 565,404	$ 572,597

The above summary does not include accrued interest receivable and cash surrender value of life insurance which are also considered financial instruments.  The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at September 30, 2009 and December 31, 2008 which relate to commitments to extend credit and letters of credit.  The contract amount of such financial instruments amounts to $69,591,000 at September 30, 2009 and $87,637,000 at December 31, 2008.  Such amounts are also considered to be the estimated fair values.

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

Securities:

The fair value of securities is determined based on quoted market prices of the individual securities; if not available, estimated fair value was obtained by comparison to other known securities with similar risk and maturity characteristics.  Such value does not consider possible tax ramifications or estimated transaction costs.

Loans:

Fair value for loans was estimated for portfolios of loans with similar financial characteristics.  For adjustable rate loans, which re-price at least annually and generally possess low risk characteristics, the carrying amount is believed to be a reasonable estimate of fair value.  For fixed rate loans, the fair value is estimated based on a discounted cash flow analysis, considering weighted average rates and terms of the portfolio, adjusted for credit and interest rate risk inherent in the loans.  Fair value for nonperforming loans is based on recent appraisals or estimated discounted cash flows.

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

In June, 2009, the FASB issued Statement No. 168. “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”, which is codified in ASC 105-10. Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and, on that date, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  In the FASB’s view, the issuance of this Statement and Codification will not change GAAP.  The Corporation does not expect that the adoption of this Statement will have a significant impact on the consolidated financial statements.

Note 3 - Securities

The amortized cost and fair value of available-for-sale securities as of September 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Amortized cost	Fair value	Amortized cost	Fair value
Obligations of states and political subdivisions	$ 47,697	$ 48,978	$ 47,296	$ 46,522
Mortgage-backed	80,145	82,756	89,325	89,476
Other	502	511	502	500

Total	$ 128,344	$ 132,245	$ 137,123	$ 136,498

A summary of gross unrealized gains and losses on available-for-sale securities at September 30, 2009 and December 31, 2008 follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses

Obligations of states and political subdivisions	$ 1,437	$ 156	$ 330	$ 1,104
Mortgage-backed	2,756	145	1,283	1,132
Other	9	-	-	2

Total	$ 4,202	$ 301	$ 1,613	$ 2,238

Note 4 - Other Comprehensive Income

The components of other comprehensive income and related tax effects are as follows for the nine month periods ended September 30, 2009 and 2008 (dollars in thousands):

	2009	2008
Unrealized holding gains on available-for-sale securities	$ 4,656	$ (822)
Reclassification adjustments for securities gains realized in income	(130)	(51)

Net unrealized gains	4,526	(873)

Tax effect	1,539	(297)

Net-of-tax amount	$ 2,987	$ (576)

Note 5 – Junior Subordinated Deferrable Interest Debentures

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (United Trust) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033.  As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option.  The interest rate of the debentures was fixed at 6.40% for a five-year period through March 26, 2008.  Effective March 27, 2008, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.75% at September 30, 2009.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures amounted to $323,000 and $459,000 for the nine month periods ended September 30, 2009 and 2008, respectively and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

Note 6 – Subsequent Events

Management evaluated subsequent events through November 13, 2009, the date the financial statements were available to be issued.  Events or transactions occurring after September 30, 2009 but prior to November 13, 2009 that provided additional evidence about conditions that existed at September 30, 2009 have been recognized in the financial statements for the period ended September 30, 2009.  Events or transactions that provided evidence about conditions that did not exist at September 30, 2009 but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended September 30, 2009.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2009	2008	2009	2008
SIGNIFICANT RATIOS (Unaudited)
Net income (loss) to: Average assets (a) Average shareholders’ equity (a)	-0.51% -5.88%	0.71% 9.07%	0.43% 5.05%	0.86% 10.27%
Net interest margin (a)	3.86%	3.62%	3.77%	3.65%
Efficiency ratio (b)	57.18%	62.93%	56.50%	61.60%
Average shareholders’ equity to average assets	8.73%	7.79%	8.57%	8.33%
Loans to deposits (end of period) (c)	91.84%	89.09%	91.84%	89.09%
Allowance for loan losses to loans (end of period) (d)	1.80%	0.71%	1.80%	0.71%
Cash dividends to net income (loss)	-66.47%	45.82%	77.87%	40.53%

Book value per share	$ 15.72	$ 14.48	$ 15.72	$ 14.48

(a) Net income (loss) to average assets, net income (loss) to average shareholders’ equity and net interest margin are presented on an annualized basis.  Net interest margin is calculated using fully-tax equivalent net interest income as a percentage of average interest earning assets.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended September 30, 2009, the Corporation reported a net loss of $777,000, or $(0.23) basic earnings per share.  This compares to third quarter 2008 net income of $1,127,000, or $0.33 basic earnings per share.  Compared with the same period in 2008, third quarter 2009 net income decreased $1,904,000.  The decrease for the quarter, as compared to the quarter ended September 30, 2008, resulted from an increase in the provision for loan losses of $3,350,000 offset by increases in net interest income of $207,000, non-interest income of $91,000, a decrease in non-interest expenses of $171,000, and a $977,000 change in the provision (credit) for income taxes.

Net income for the nine months ended September 30, 2009, totaled $1,990,000, or $0.58 basic earnings per share compared to $3,821,000, or $1.11 basic earnings per share for the same period in 2008.  Compared with the same period in 2008, net income decreased $1,831,000 or 47.9%.  The decrease for the nine month period ended September 30, 2009, as compared to the nine month period ended September 30, 2008, was the result of an increase in the provision for loan losses of $4,480,000, and an increase in non-interest expenses of $94,000, offset by increases in net interest income of $942,000, non-interest income of $797,000, and a $1,004,000 decrease in the provision for income taxes.

Net Interest Income

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income.  Net interest income was $5,255,000 for the third quarter of 2009, compared to $5,048,000 for the same period of 2008, an increase of $207,000 (4.1%).  Net interest income was $15,436,000 for the first nine months of 2009 compared to $14,494,000 for the same period of 2008, an increase of $942,000 (6.5%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the quarterly and nine month periods ended September 30, 2009, the net interest margin (on a taxable equivalent basis) was 3.86% and 3.77%, respectively, compared to 3.62% and 3.65% for the same periods in 2008.

Deposits comprised 82% of average interest-bearing liabilities for the nine month period ended September 30, 2009, compared to 80% for the same period in 2008.  This change in the composition of interest-bearing liabilities, coupled with a lower overall interest rate environment, resulted in the Corporation’s cost of funds being 2.49% for the first nine months of 2009 compared to 3.20% for the same period in 2008.  This decrease in cost of funds more than offset the impact on the net interest margin of the decrease in the yield of interest-earning assets (5.99% for the first nine months of  2009 compared to 6.53% for the same period of 2008).

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets.  A $3,950,000 provision for loan losses was made for the third quarter of 2009 compared to a $600,000 provision for the same period in 2008.  A $5,725,000 provision for loan losses was made for the nine month period ended September 30, 2009, compared to a $1,245,000 provision for loan losses for the nine month period ended September 30, 2008.

The increase in the provision for loan losses is primarily related to the deterioration of one large commercial credit.  The credit was identified as a substandard credit during the second quarter of 2009 due to cash flow concerns and general business decline.  Management has continued to closely monitor the credit since that time and requested weekly updated financial information from the commercial customer.  Based on recent developments with respect to the customer’s financial condition and operating results, management has determined that it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Consequently, management has concluded that the credit meets the definition of an impaired loan and management has performed a detailed collateral analysis resulting in an additional provision for loan losses of $3.0 million relating to the credit.  Management has also concluded that the circumstances surrounding their evaluation were present prior to the end of the third quarter.  The increase in the provision for loan losses for the quarter and nine month periods ended September 30, 2009, as compared to September 30, 2008, is also attributable to Union’s increased net loan charge-off experience, as well as an increase in the level of problem and potential problem loans.  See “Allowance for Loan Losses” under Financial Condition and “Overview of the Income Statement” under Results of Operations for further discussion relating to the provision for loan losses.

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

For the quarter ended September 30, 2009, non-interest income was $847,000, compared to $756,000 for the third quarter of 2008, a $91,000 (12.0%) increase.  For the nine month period ended September 30, 2009, non-interest income was $3,417,000, compared to $2,620,000 for the nine month period ended September 30, 2008, a $797,000 (30.4%) increase.  Gain on sales of loans amounted to $241,000 for the quarter ended September 30, 2009, compared to $62,000 for the third quarter of 2008, an increase of $179,000.  Quarterly gains on sale of loans included capitalized servicing rights of $107,000 in 2009 and $26,000 in 2008.  Gain on sales of loans amounted to $1,213,000 for the nine months ended September 30, 2009 compared to $308,000 for the comparable period in 2008, an increase of $905,000.  Gain on sale of loans for the nine month period included capitalized servicing rights of $550,000 in 2009 (on loan sales of $58.3 million) and $134,000 in 2008 (on loan sales of $11.2 million).  The significant increase in loan sales activity in 2009 as compared to 2008 is attributable to the significant decline in mortgage interest rates during the fourth quarter of 2008 and first part of 2009 which resulted in significant refinancing activity.  Despite the significant loan sales activity experienced during the first three quarters of 2009, Union's serviced portfolio remained relatively unchanged increasing only $2.4 million to $190.0 million at September 30, 2009.

Gain on sales of securities amounted to $130,000 for the nine months ended September 30, 2009 compared to $51,000 for the same period of 2008, a $79,000 (154.9%) increase.  The increase resulted from short term municipals being sold and then replaced with longer term securities in order to lengthen the portfolio.

The fair value of mortgage servicing rights decreased $114,000 for the quarter ended September 30, 2009, compared to a $70,000 decrease for the quarter ended September 30, 2008.   For the nine month period ended September 30, 2009, there was an increase in fair value of mortgage servicing rights of $55,000, compared to an increase in fair value of mortgage servicing rights of $52,000 for the nine months ended September 30, 2008.  Amortization of mortgage servicing rights, which is reported as a reduction of servicing income (other non-interest income in the accompanying condensed consolidated statements of income), amounted to $210,000 for the nine months ended September 30, 2009 compared to $243,000 for the nine months ended September 30, 2008.

Other non-interest income decreased $38,000 (5.0%) to $720,000 for the quarter ended September 30, 2009 and decreased $191,000 (8.6%) to $2,018,000 for the nine month period ended September 30, 2009.  The decreases were primarily due to decreases in NSF and overdraft charges of $100,000 for the quarter ended September 30, 2009 and $227,000 for the nine months ended September 30, 2009.

Non-Interest Expenses

For the quarter ended September 30, 2009, non-interest expenses were $3,638,000, compared to $3,809,000 for the comparable period in 2008, a $171,000 (4.5%) decrease.  For the nine month period ended September 30, 2009, non-interest expenses totaled $11,086,000, compared to $10,992,000 for the comparable period of 2008, an increase of $94,000 (0.9%).

Current economic conditions have increased bank failures and expectations for further failures, in which case the Federal Deposit Insurance Corporation (FDIC) insures payment of deposits up to insured limits from the Deposit Insurance Fund.  Non-interest expenses for the quarter ended September 30, 2009 included a $288,000 increase in the Corporation's FDIC insurance expense.  This increase was due to an industry-wide increase in deposit premium rates. Conversely, the Corporation experienced a decrease in several non-interest expense categories during the third quarter of 2009 as compared to 2008, including salaries and benefits ($88,000), ATM processing fees ($109,000), and miscellaneous expenses ($264,000).  The decrease in miscellaneous expenses resulted primarily from a $235,000 impairment in 2008 to the Lima Downtown building.  Non-interest expenses for the nine months ended September 30, 2009 included an $863,000 increase in FDIC insurance expense and an $89,000 increase in foreclosure legal expense offset by decreases in advertising ($57,000), seminars and training ($64,000), dealer reserves ($98,000), ATM processing fees ($179,000), miscellaneous expense ($356,000) and write-downs in OREO expense of $79,000 ($25,000 in 2009 compared to $104,000 in 2008).

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  For the quarter ended September 30, 2009, the Corporation’s efficiency ratio was 57.18% compared to 62.93% for the same period of 2008.  For the nine month period ended September 30, 2009, the Corporation’s efficiency ratio was 56.50% compared to 61.60% for the same period of 2008.

Provision (Credit) for Income Taxes

The provision (credit) for income taxes for the quarter ended September 30, 2009 was $(709,000) compared to $268,000 for the comparable 2008 period.  The provision for income taxes for the nine month period ended September 30, 2009 was $52,000, or 2.5% of income before income taxes, compared to $1,056,000, or 21.7%, for the comparable 2008 period.  The decrease in the provision for income taxes as a percentage of income before income taxes is attributable to tax-exempt income comprising a larger portion of income before taxes.

Return on Assets

Return on average assets was (0.51%) for the third quarter of 2009, compared to 0.71% for the third quarter of 2008. The decrease in return on average assets was mostly impacted by the Corporation’s operating performance for the third quarter of 2009 as compared to 2008, but was also impacted by a $33,000,000 decrease in the Corporation’s average assets.  Return on average assets was 0.43% for the nine month period ended September 30, 2009, compared to 0.86% for the same period of 2008.

Return on Equity

Return on average shareholders’ equity for the third quarter of 2009 was (5.88%), compared to 9.07% for the same period of 2008.  This decrease was attributable to the decline in operating results for the quarter coupled with an increase in average shareholder’s equity as more fully explained in the Shareholders’ Equity section under Financial Condition.  Return on average equity for the nine months ended September 30, 2009 was 5.05% compared to 10.27% for the same period in 2008.  This decrease was attributable to the decline in operating results for the quarter coupled with the increase in average shareholders’ equity.

The Corporation and Union met all regulatory capital requirements as of September 30, 2009, and Union is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $602.0 million at September 30, 2009, compared to $616.1 million at December 31, 2008, a decrease of $14.0 million, or 2.3%.  The decrease in total assets was the result of decreases in total cash and cash equivalents of $3.6 million (14.2%), available-for-sale securities of $4.3 million (3.1%), and a decrease of $3.4 million in gross loans.  Deposits during this same period decreased $13.2 million (2.8%) and other borrowings (consisting of Federal Home Loan Bank borrowings, securities sold under agreements to repurchase, customer repurchase agreements, and junior subordinated deferrable debentures) decreased $5.2 million (6.0%).

Shareholders’ equity increased from $50.7 million at December 31, 2008 to $54.1 million at September 30, 2009.  This increase was the result of net income ($1,990,000), the issuance of 2,103 treasury shares under the Corporation’s Employee Stock Purchase Plan ($31,000), and a $2,987,000 increase in unrealized securities gains, net of tax, offset by the payment of dividends ($1,549,000).  The increase in unrealized securities gains from January 1, 2009 to September 30, 2009, was the result of customary and expected changes in the bond market.  Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents totaled $22.0 million at September 30, 2009, compared to $25.6 million at December 31, 2008. Cash and cash equivalents at September 30, 2009 includes interest-bearing deposits in other banks of $14.8 million compared to $6.9 million at December 31, 2008.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

Securities

At September 30, 2009, available-for-sale securities totaled $132.2 million, a decrease of $4,253,000 from December 31, 2008. Management believes classifying securities as available-for-sale provides the Corporation flexibility and facilitates greater interest rate risk management opportunities.  At September 30, 2009, the amortized cost of the Corporation’s securities totaled $128.3 million, resulting in net unrealized gains of approximately $3.9 million and a corresponding after tax increase in shareholders’ equity of $2,575,000.  Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through its Asset/Liability Committee.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans (including loans held for sale) totaled $414.8 million at September 30, 2009, compared to $418.4 million at December 31, 2008, a decrease of $3.6 million (0.8%).  The decrease in loan balances resulted primarily from a decrease in the number of loans being originated, along with pay downs or runoff on current loans.

Allowance for Loan Losses

The allowance for loan losses as a percentage of loans (excluding loans held for sale) was 1.80% at September 30, 2009 and 0.76% at December 31, 2008.

The following table presents changes in the allowance for loan losses for the nine months ended September 30, 2009 and 2008, respectively:

	(dollars in thousands)

	2009	2008
Balance, beginning of period	$3,198	$2,233
Provision for loan losses	5,725	1,245

Charge offs	(1,691)	(814)
Recoveries	232	233
Net charge offs	(1,459)	(581)

Balance, end of period	$7,464	$2,897

As shown in the preceding table, Union experienced a significant increase in loan charge-offs for the nine month period ended September 30, 2009 as compared to September 30, 2008.  Net charge-offs for the nine month period ended September 30, 2009 included $726,000 of charge-offs related to one commercial real estate relationship.

Loans on non-accrual status amounted to $13,798,000 and $3,074,000 at September 30, 2009 and December 31, 2008, respectively.  Non-accrual loans as a percentage of outstanding loans amounted to 3.33% at September 30, 2009, compared to 0.74% at December 31, 2008.  Of the loans on non-accrual status at September 30, 2009, $9.2 million are considered by Union to be impaired and have been individually evaluated for impairment with specific reserves provided for any expected losses.  Many of the remaining loans on non-accrual at September 30, 2009 generally represent smaller balance homogenous loans which are collectively evaluated by management for impairment.

In addition to the increase in the level of loan charge-offs, Union has experienced a significant increase in the level of potential problem loans (defined as non-impaired loans which have been classified as special mention or substandard).  Potential problem loans amounted to $28.6 million at September 30, 2009, compared to $15.7 million at December 31, 2008 and $15.5 million at September 30, 2008.  Union provides pooled reserves for these potential problem loans using loss rates calculated considering historic net loan-charge off experience for the past four years. Union also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic loss rate experience for the relative loan type.  Consequently, the loss rates applied to these loans have increased as a result of the increase in Union’s net loan charge-offs.  Most of Union’s loan charge-offs have come from the commercial and commercial real estate loan portfolios.  Despite the significant loan charge-offs experienced during the nine month period ended September 30, 2009, Union’s calculated allowance for loan losses represents 1.80% of total loans at September 30, 2009, compared to 0.71% of total loans at September 30, 2008.

Loans on non-accrual status amounted to $13,798,000 and $3,074,000 at September 30, 2009 and December 31, 2008, respectively.  Non-accrual loans as a percentage of outstanding loans amounted to 3.33% at September 30, 2009, compared to 0.74% at December 31, 2008.  Of the loans on non-accrual status at September 30, 2009, $9.2 million are considered by Union to be impaired and have been individually evaluated for impairment with specific reserves provided for any expected losses.  Many of the remaining loans on non-accrual at September 30, 2009 generally represent smaller balance homogenous loans which are collectively evaluated by management for impairment.

Management believes the allowance is adequate given the composition of and risk inherent in the loan portfolio of Union.  Management will continue to monitor the risk of credit loss associated with the loan portfolio, and adjust the allowance accordingly.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $451.6 million, or 83.2% of the Corporation’s funding sources at September 30, 2009.  Total deposits decreased $13.2 million (2.8%) during the nine months ended September 30, 2009, primarily related to decreases in brokered deposits ($15 million).

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 9.3% of total deposits at September 30, 2009, compared to 8.4% at September 30, 2008.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. These borrowings consisted of FHLB borrowings totaling $71.2 million and $75.7 million at September 30, 2009 and December 31, 2008, respectively; securities sold under agreement to repurchase and customer repurchase agreements totaling $9.9 million and $10.6 million at September 30, 2009 and December 31, 2008, respectively; and junior subordinated deferrable interest debentures of $10.3 million at September 30, 2009 and December 31, 2008. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the nine month period ended September 30, 2009, the Corporation had net income of $1,990,000 and declared dividends of $1,549,000, resulting in a dividend payout ratio of 77.87% of net income.  Management believes the overall equity level supports this payout ratio.  During the nine month periods ended September 30, 2009 and 2008, the Corporation issued 2,103 and 7,258 shares, respectively, of treasury stock to participants under the Corporation’s Employee Stock Purchase Plan.  In addition, during the nine month period ended September 30, 2008, the Corporation purchased 55,000 of its shares through its share repurchase program (none in 2009).

The increase in net unrealized gains on available-for-sale securities, net of income taxes, was $2,987,000 for the nine months ended September 30, 2009.  Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both the securities and equity sections of the consolidated balance sheet are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment.  During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power.  In the commercial banking industry, monetary assets typically exceed monetary liabilities.  The Bank has not experienced a significant level of inflation or deflation during the nine month period ended September 30, 2009.  However, because of the depressed national real estate market and sluggish local economy, the Bank has experienced declines in the value of collateral securing commercial and non-commercial real estate loans.  Management continues to closely monitor these trends in calculating the Bank’s allowance for loan losses.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report.  The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended September 30, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

07/01/09 -

07/31/09

None

 None

      302,058

            97,942

08/01/09 -

08/31/09

None

 None

      302,058

            97,942

09/01/09 -

09/30/09

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

Exhibit 3(ii) Amended and Restated Code of Regulations

Exhibit 10    Material Contracts

Exhibit 10.1 Employment Agreement – Daniel W. Schutt

Exhibit 10.11 Salary Continuation Agreement – Daniel W. Schutt

Exhibit 10.2 Agreement – Brian D. Young

Exhibit 10.3 Salary Continuation Agreement – Brian D. Young

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

UNITED BANCSHARES, INC.

Date:	November 13, 2009	By:/s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED SEPTEMBER 30, 2009

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