Form 10-K
period 2009-12-31
UNITED BANCSHARES INC/OH
filed 2010-03-26
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934, as amended

For the fiscal year ended December 31, 2009

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

Yes         No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____     Accelerated filer ____     Non-accelerated filer ____     Smaller Reporting Company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant, was $38,309,708, based upon the last sales price as quoted on the Nasdaq National Market as of June 30, 2009.

The number of shares of Common Stock, no par value outstanding as of January 29, 2010: 3,444,549.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2009 are incorporated by reference into Part II.  Portions of the Proxy Statement dated March 31, 2010 for the 2010 Annual Meeting of Shareholders to be held on April 28, 2010 are incorporated by reference into Part III.

PART I

Item 1.

Business

General

United Bancshares, Inc. (the “Corporation”), an Ohio corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation was incorporated and organized in 1985.  The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.  As of December 31, 2009, the Corporation employed approximately 150 employees.  On March 7, 2003, following the receipt of approval from the appropriate regulatory authorities, the Corporation collapsed the charters of Citizens Bank of Delphos and the Bank of Leipsic and merged them into the charter of The Union Bank Company (the “Bank”).  Following the merger of the Corporation’s other two bank subsidiaries into The Union Bank Company, the Corporation is now a one-bank holding company, as that term is defined by the Federal Reserve Board.

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

Competition

The Corporation competes for deposits with other savings associations, commercial banks and credit unions and issuers of commercial paper and other securities, such as shares in money market mutual funds. Primary factors in competing for deposits include customer service, interest rates and convenience of office location. In making loans, the Corporation competes with other commercial banks, savings associations, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable. The number of financial institutions competing with the Corporation may increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon the Corporation.

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

On October 3, 2008, the FDIC temporarily increased the deposit insurance standard coverage limit from $100,000 to $250,000 per depositor.  The standard coverage limit will return to $100,000 for all deposit categories except IRAs and certain retirement accounts on January 1, 2013.  Unlimited deposit insurance coverage is also available through June 30, 2010, for non-interest bearing transaction accounts.  Under the Final Rule, the definition of noninterest-bearing transaction accounts includes Interest on Lawyers Trust Accounts (and functionally equivalent accounts) and low-interest NOW accounts (defined as NOW accounts with interest rates no higher than 0.50 percent).

Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC insures payment of deposits up to insured limits from the Deposit Insurance Fund.   In late 2008, the FDIC announced an increase in insurance premium rates of seven basis points for the first quarter of 2009.  On February 27, 2009, the FDIC announced its adoption of an interim final rule imposing a one-time special assessment of up to 20 basis points and a final rule adjusting the risk-based calculation used to determine the premiums due from each financial institution.  On March 5, 2009, the FDIC announced its plan to reduce the special assessment to 10 basis points.  The special assessment and the changes in the premium calculation significantly increased the Corporation’s FDIC insurance expense in 2009 and possibly thereafter.  On September 29, 2009, the FDIC adopted a Notice of Proposed Rule making it mandatory that insured depository institutions prepay their quarterly risk-based assessments to the FDIC on December 30, 2009 for the fourth quarter of 2009 and for the years 2010 through 2012.

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

Statistical Financial Information Regarding the Corporation

The following schedules and table analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiary, as required under Securities Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation, both of which are included in the 2009 Annual Report.

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

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.

The following are the average balance sheets for the years ended December 31:

ASSETS	2009	2008	2007
	(dollars in thousands)
Interest-earning assets
Securities available-for-sale (1)
Taxable	$91,409	$87,800	$111,472
Non-taxable	47,964	45,616	44,301
Interest bearing deposits	18,185	21,456	3,741
Federal funds sold	110	6,656	4,368
Loans (2)	417,913	400,823	345,532
Total interest-earning assets	575,581	562,351	509,414
Non-interest-earning assets
Cash and due from banks	7,278	6,863	7,903
Premises and equipment, net	9,222	7,870	7,211
Accrued interest receivable and other assets	25,576	26,235	27,365

Allowance for loan losses	(4,714)	(2,570)	(2,199)

	$612,943 =======	$600,749 =======	$549,694 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$127,494	$114,643	$108,330
Time deposits	293,407	287,297	241,961
Federal funds purchased	-	8	11
Junior subordinated deferrable interest debentures	10,300	10,300	10,300
Other borrowings	81,162	94,844	101,941
Total interest-bearing liabilities	512,363	507,092	462,543
Non-interest-bearing liabilities
Demand deposits	41,841	39,157	36,281
Accrued interest payable and other liabilities	5,877	4,705	3,600

Shareholders' equity (3)	52,862	49,795	47,270
	$612,943 =======	$600,749 =======	$549,694 =======

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

	2009 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities available-for-sale (1)
Taxable	$ 91,409	$ 4,259	4.66%
Non-taxable (2)	47,964	3,026	6.31%
Loans (3, 4)	417,913	26,567	6.31%
Other	18,295	43	0.24%
Total interest-earning assets	$ 575,581	$ 33,895	5.89%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$ 127,494	$ 465	0.36%
Time deposits	293,407	8,337	2.84%
Federal funds purchased	-	-	0.00%
Junior subordinated deferrable interest debentures	10,300	410	3.98%
Other borrowings	81,162	3,105	3.83%
Total interest-bearing liabilities	$ 512,363	$ 12,317	2.40%

Net interest income, tax equivalent basis		$ 21,578 ======
Net interest income as a percent of average interest-earning assets			3.75% =====

(1)

Securities, available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balance of non-accrual loans and loans held for sale.

(4)

Interest income on loans includes fees of $1,003,743.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2008 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities available-for-sale (1)
Taxable	$ 87,800	$ 4,209	4.79%
Non-taxable (2)	45,616	2,897	6.35%
Loans (3, 4)	400,823	28,671	7.15%
Other	28,112	416	1.48%
Total interest-earning assets	$ 562,351	$ 36,193	6.44%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$ 114,643	$ 941	0.82%
Time deposits	287,297	10,174	3.54%
Federal funds purchased	8	-	0.00%
Junior subordinated deferrable interest debentures	10,300	627	6.09%
Other borrowings	94,844	4,053	4.27%
Total interest-bearing liabilities	$ 507,092	$ 15,795	3.11%

Net interest income, tax equivalent basis		$ 20,398 ======
Net interest income as a percent of average interest-earning assets			3.63% =====

(1)

Securities, available-for-sale are carried at fair value.  The average balance includes quarterly average balances of the market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balance of non-accrual loans and loans held for sale.

(4)

Interest income on loans includes fees of $1,091,254.

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

(4)

Interest income on loans includes fees of $1,014,527.

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

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.

	2009/2008
	Total	Variance Attributable To
	Variance	Volume	Rate
INTEREST INCOME	(dollars in thousands)
Securities -
Taxable	$ 50	$ 170	$ (120)

Non-taxable	129	148	(19)

Loans	(2,104)	1,185	(3,289)
Other	(373)	(109)	(264)

	(2,298)	1,394	(3,692)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	(476)	96	(572)

Time deposits	(1,837)	212	(2,049)

Junior subordinated deferrable interest debentures	(217)	--	(217)

Other borrowings	(948)	(549)	(399)

	(3,478)	(241)	(3,237)

NET INTEREST INCOME	$ 1,180 ==========	$ 1,635 =======	$ (455) ======

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2008/2007
	Total	Variance Attributable To
	Variance	Volume	Rate
INTEREST INCOME	(dollars in thousands)
Securities -
Taxable	$ (1,174)	$ (1,135)	$ (39)

Non-taxable	100	83	17

Loans	1,400	4,106	(2,706)
Other	43	431	(388)

	369	3,485	(3,116)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	(464)	78	(542)

Time deposits	(424)	1,798	(2,222)

Federal funds purchased	(1)	--	(1)

Junior subordinated deferrable interest debentures	(13)	--	(13)

Other borrowings	(734)	(320)	(414)

	(1,636)	1,556	(3,192)

NET INTEREST INCOME	$ 2,005 ==========	$ 1,929 =======	$ 76 ======

II.

INVESTMENT PORTFOLIO

A.

The carrying amounts of securities available-for-sale as of December 31 are summarized as follows:

	2009	2008	2007
	(dollars in thousands)
U.S. Government agency securities	$ 3,983	$ -	$ 13,235
Obligations of states and political subdivisions	47,829	46,522	44,362
Mortgage-backed securities	86,270	89,476	80,305
Other	504	500	2
	$138,586 =======	$136,498 =======	$137,904 =======

The above excludes Federal Home Loan Bank stock amounting to $4,893,800 in 2009 and 2008, and $4,703,100 in 2007.

B.

The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2009 are as follows:

		Maturing
	Within One Year	After One year But Within Five Years	After Five Years But Within Ten Years	After Ten Years
	(dollars in thousands)
U.S. Government agency securities	$ -	$ -	$ 3,983	$ -
Obligations of states and political Subdivisions	810	9,822	7,272	29,925
Mortgage-backed securities (1)	3,456	485	9,028	73,301

	$ 4,266 ======	$10,307 ======	$20,283 ======	$103,226 =======

		Weighted Average Yield

U.S. Government agency securities	-	-	3.00%	-
Obligations of states and political subdivisions	4.93%	4.09%	4.73%	4.42%
Mortgage-backed securities (1)	5.00%	4.69%	4.49%	4.69%

Total	4.98% ======	4.12% ======	4.29% ======	4.61% ======

(1)

Maturity based upon estimated weighted-average life.

(2)

Table excludes Federal Home Loan Bank stock and $504,000 of securities having no maturity date.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

II.

INVESTMENT PORTFOLIO (CONTINUED)

C.

There were three securities which exceeded 10% of shareholders’ equity at December 31, 2009.  All three securities were variable rate mortgage-backed securities with the following market values as of December 31, 2009: $6,318,715, $6,254,624, and $5,950,966.  The first security was issued by the Federal Home Loan Mortgage Corporation and the remaining two securities were issued by the Federal National Mortgage Association.

III.

LOAN PORTFOLIO

A.

Types of Loans – Total loans, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	2009	2008	2007	2006	2005
	(dollars in thousands)
Commercial and agricultural	$286,485	$268,433	$222,566	$198,768	$ 172,840
Real estate mortgage	107,515	130,289	110,770	105,018	108,252
Consumer loans to individuals	13,815	19,663	26,224	31,763	28,913
	$ 407,815 =======	$ 418,385 =======	$ 359,560 =======	$ 335,549 =======	$ 310,005 =======

Real estate mortgage amounts include real estate construction loans of $4.8 million in 2009, $20.9 million in 2008, $18.0 million in 2007, $11.9 million in 2006, and $13.9 million in 2005.  There were no lease financing receivables in any year.

CONCENTRATIONS OF CREDIT RISK – The Corporation’s depository institution subsidiary grants commercial, real estate, installment, and credit card loans to customers primarily located in Northwestern and West Central Ohio.  Commercial loans include loans collateralized by business assets and agricultural loans collateralized by crops and farm equipment.  As of December 31, 2009, commercial and agricultural loans make up 70.25% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses.  As of December 31, 2009, real estate mortgage loans make up 26.36% of the loan portfolio and are collateralized by first mortgages on residential real estate.  As of December 31, 2009, consumer loans to individuals make up 3.39% of the loan portfolio and are primarily collateralized by consumer assets.

B.

Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2009 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing	Commercial and Agricultural
(dollars in thousands)

Within one year	$ 58,439
After one year but within five years	34,231
After five years	193,815
$ 286,485 =======

III.

LOAN PORTFOLIO (CONTINUED)

Interest Sensitivity
	Fixed Rate	Variable Rate	Total
(dollars in thousands)
Due after one year but within five years	$ 25,378	$ 8,853	$ 34,231
Due after five years	8,706	185,109	193,815
	$ 34,084 ======	$193,962 =======	$228,046 =======

C.

Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans – The following table summarizes non-accrual, past due, restructured and impaired loans at December 31:

	2009	2008	2007	2006	2005
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$12,937	$3,074	$2,613	$2,601	$ 2,060
(b) Loans contractually past due 90 days or more as to interest or principal payments and still accruing interest	2,456	2,387	824	556	906
(c) Loans not included in (a) or (b) which are "Troubled Debt Restructurings" as defined by accounting principles generally accepted in the United States of America	--	--	--	--	--

	$15,393 ======	$5,461 =====	$3,437 =====	$3,157 =====	$2,966 =====

The following is reported for the year ended December 31:

	2009	2008	2007	2006
	(dollars in thousands)

Gross interest income that would have been recorded on non- accrual loans outstanding if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period

	$ 1,015	$ 259	$ 217	$ 206

Interest income actually recorded on non-accrual loans and included in net income for the period	--	--	--	32

Interest income not recognized during the period	$ 1,015 ======	$ 259 ======	$ 217 ======	$ 174 ======

III.

LOAN PORTFOLIO (CONTINUED)

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

2.

Potential problem loans

As of December 31, 2009, in addition to the $15,393,000 of loans reported under Item III. C, there are approximately $27,278,000 of other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C at some future date.  Consideration was given to loans classified for regulatory purposes as substandard or special mention that have not been disclosed in Item III. C above.

3.

Foreign outstandings

None.

4.

Loan concentrations

At December 31, 2009, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated $71,028,000.  At December 31, 2009, there were two loans totaling $230,000 in agricultural commercial loans, which were accounted for on a non-accrual basis; and there were no accruing agricultural commercial loans which were contractually past due 90 days or more as to interest or principal payments.

D.

Other interest-bearing assets

As of December 31, 2009, there were no other interest-bearing assets that are required to be disclosed.

IV.

SUMMARY OF LOAN LOSS EXPERIENCE

A.

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2009	2008	2007	2006	2005
LOANS	(dollars in thousands)
Loans outstanding at end of period (1)	$ 407,815 =======	$ 418,385 =======	$ 359,560 =======	$ 335,549 =======	$ 310,005 =======
Average loans outstanding during period (1)	$ 417,913 =======	$ 400,823 =======	$ 345,532 =======	$ 323,802 =======	$ 311,107 =======
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$ 3,198	$ 2,233	$ 2,275	$ 2,540	$ 2,757
Loans charged off - Commercial and agricultural	(4,205)	(512)	(215)	(261)	(638)
Real estate mortgage	(431)	(85)	(162)	(104)	(66)
Consumer loans to individuals	(1,640)	(942)	(546)	(453)	(265)
	(6,276)	(1,539)	(923)	(818)	(969)
Recoveries of loans previously charged off -
Commercial and agricultural	60	40	28	69	52
Real estate mortgage	17	7	10	34	31
Consumer loans to individuals	280	262	218	110	128
	357	309	256	213	211
Net loans charged off	(5,919)	(1,230)	(667)	(605)	(758)
Transfer to other liabilities	--	--	--	--	(71)
Provision for loan losses	7,525	2,195	625	340	612

Balance at end of period	$4,804 =====	$3,198 =====	$2,233 =====	$2,275 =====	$ 2,540 =====

Ratio of net charge-offs during the period to average loans outstanding during the period	1.42% =====	0.31% =====	0.19% =====	0.19% =====	0.24% =====

(1)

Including loans held for sale.

The amount of loan charge-offs and recoveries fluctuate from year to year due to various factors relating to the condition of the general economy and specific business segments.  The 2009 loan charge-offs included one commercial credit amounting to $3,600,000 whose business operations ceased during the fourth quarter of 2009. In addition, 2009 net-loan charge-offs included five other commercial and/or commercial real estate credits aggregating $1,548,000, with the largest individual credit charge-off being $775,000.  Net loan charge-offs in 2008 included four commercial or commercial real estate credits in excess of $100,000 aggregating $690,000. There were no individual net loan charge-offs in 2007 that exceeded $100,000.

IV.

SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

The Corporation recognized a provision for loan losses of $7,525,000 in 2009.  The significant increase in the provision for loan losses in 2009, as compared to 2008, was attributable to the significant increase in net loan charge-offs, as well as an increase in problem and potential problem credits at December 31, 2009 as compared to December 31, 2008.  Problem and potential problem loans aggregated $41.2 million at December 31, 2009 compared to $21.3 million at December 31, 2008.  The Corporation will continue to monitor the credit quality of its loan portfolio, and especially the quality of those credits identified as problem or potential problem credits, to ensure the allowance for loan losses is maintained at an appropriate level.

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

IV.

SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

B.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	(dollars in thousands)
	December 31, 2009		December 31, 2008
Commercial and agricultural	$ 3,714	70.2%	$ 2,454	64.2%
Real Estate mortgages	379	26.4%	271	31.1%
Consumer loans to individuals	277	3.4%	386	4.7%
Unallocated	434	N/A	87	N/A
	$ 4,804 ======	100.0% ======	$ 3,198 ======	100.0% ======

	December 31, 2007		December 31, 2006
Commercial and agricultural	$ 1,350	61.9%	$ 1,426	59.2%
Real Estate mortgages	295	30.8%	406	31.3%
Consumer loans to individuals	377	7.3%	385	9.5%
Unallocated	211	N/A	58	N/A
	$ 2,233 ======	100.0% ======	$ 2,275 ======	100.0% ======

	December 31, 2005
Commercial and agricultural	$ 1,395	55.8%
Real Estate mortgages	876	34.9%
Consumer loans to individuals	165	9.3%
Unallocated	104	N/A
	$ 2,540 ======	100.0% ======

The allowance for loan losses at December 31, 2009 included specific reserves for impaired loans amounting to $1,229,000 compared to $1,055,000 at December 31, 2008.

While the periodic analysis of the adequacy of the allowance for loan losses may require management to  allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.

DEPOSITS

Deposits have traditionally been the Bank’s primary funding source for use in lending and other investment activities.  In addition to deposits, the Bank derives funds from interest and principal repayments on loans and income from other earning assets.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows tend to fluctuate in response to economic conditions and interest rates.  Deposits are attracted principally from within the Bank's designated market area by offering a variety of deposit instruments, including regular savings accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, term certificate accounts, and individual retirement accounts ("IRAs").  Interest rates paid, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by the Bank’s management based on the Bank's liquidity requirements, growth goals, and market trends.  From time to time, the Bank may also acquire brokered deposits.  The amount of deposits from outside the Bank’s market area is not significant.

A.&B.

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	(dollars in thousands)
	2009 Average Amount	2009 Average Rate	2008 Average Amount	2008 Average Rate

Savings and interest- bearing demand deposits	$ 127,494	0.36%	$ 114,643	0.82%
Time deposits	293,407	2.84%	287,297	3.54%
Demand deposits (non-interest bearing)	41,841	--	39,157	--
	$ 462,742 =======		$ 441,097 =======

	2007 Average Amount	2007 Average Rate

Savings and interest- bearing demand deposits	$ 108,330	1.30%
Time deposits	241,961	4.38%
Demand deposits (non-interest bearing)	36,281	--
	$ 386,572 =======

C.&E.

There were no foreign deposits in any periods presented.

V.

DEPOSITS (CONTINUED)

D.

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2009 are summarized as follows:

Three months or less	$ 9,447
Over three months and through six months	3,307
Over six months and through twelve months	5,762
Over twelve months	22,595

$ 41,111 =======

VI.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2009	2008	2007
(dollars in thousands)

Average total assets	$ 612,943 =======	$ 600,749 =======	$ 549,694 =======
Average shareholders' equity (1)	$ 52,862 =======	$ 49,795 =======	$ 47,270 =======
Net income	$ 2,883 =======	$ 4,419 =======	$ 4,579 =======
Cash dividends declared	$ 2,066 =======	$ 2,065 =======	$ 1,969 =======

Return on average total assets	0.47% ======	0.74% ======	0.83% ======

Return on average shareholders' equity	5.45% ======	8.87% ======	9.69% ======

Dividend payout ratio (2)	71.66% ======	46.73% ======	43.00% ======
Average shareholders' equity to average total assets	8.62%	8.29%	8.60%
	======	======	======

(1)

Average shareholders’ equity includes average unrealized gains or losses on securities available-for-sale.

(2)

Dividends declared divided by net income.

VII.

SHORT-TERM BORROWINGS

The Bank has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs.  At December 31, 2009, the Bank did not have any federal funds purchased, out of the $9.1 million available under such lines.  The Bank also uses repurchase agreements as a source of funds.  These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements.  At December 31, 2009, the Bank had $11,800,000 of repurchase agreements.

The following table sets forth the maximum month-end balance for the Bank’s outstanding short-term borrowings (federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest for 2009, 2008, and 2007.

	2009	2008	2007
	(dollars in thousands)

Balance at year-end	$11,756,091	$ 5,588,157	$ 2,539,569
Maximum balance at month-end during the period	11,756,091	11,043,431	2,712,096
Average balance	5,659,369	5,373,080	966,589
Weighted average interest rate	0.32%	0.68%	2.45%

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

Although the Corporation does not have an inordinately large number of non-performing loans, the level of non-performing loans has increased the past year which could result in a net loss of earnings from these loans, an increase in the provision for possible loans losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

  The Corporation is subject to Extensive Government Regulation and Supervision

The Corporation, primarily through its wholly owned subsidiary, The Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

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

  The Corporation’s Information Systems May Experience an Interruption or Breach in Security

The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of its information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

  The Corporation’s Articles of Incorporation and Regulations as well as Certain Banking Laws may have an Anti-Takeover Effect

Provisions of the Corporation’s articles of incorporation and regulations and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to the Corporation’s shareholders.

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

Item 1B.     Unresolved Staff Comments

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

12.

A full service branch office is located at 245 West Main Street, Ottawa, Ohio.  The building was completed and opened during the fourth quarter of 2008, and contains approximately 3,100 square feet.

13.

A full service branch office is located at 701 Shawnee Road, Lima, Ohio.  The building was constructed in 1964 and contains approximately 2,400 square feet.  The building was purchased, renovated and opened in December 2008.

On November 30, 2009, the Bank entered into an agreement to purchase the Findlay, Ohio branch of The Home Savings and Loan Company.  Under the terms of the agreement, the Bank will assume all deposits and purchase the related premises and equipment of the branch, as well as approximately $2.0 million of loans.  The transaction is expected to increase consolidated assets $25 million, and is expected to be completed by the end of the first quarter of 2010.

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

Removed and Reserved

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were approximately 1,516 shareholders of record as of February 28, 2010.

The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2009:

Total number

Maximum number

shares purchased

of shares that may

Total number

  Average

as part of publicly

yet be purchased

of shares

price paid

announced plan

under the plan

Period

purchased(a)

per share(c)

or program

or program(b)

10/1/09 -

10/31/09

    None

        -

    214,558

185,442

11/01/09 -

11/30/09

    None

        -

    214,558

185,442

12/1/09 -

12/31/09

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

(c) Includes related brokerage fees.

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2009 (“Annual Report”), which is included herein as Exhibit 13.

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

Item 6.

Selected Financial Data

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2009 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from page 4 through 17 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2009 (“Annual Report”), which is included herein as Exhibit 13.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference from page 17 through 18 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2009 (“Annual Report”), which is included herein as Exhibit 13.

Item 8.

Financial Statements and Supplementary Data

The information required herein is incorporated by reference from page 21 through 57 of United Bancshares’ Annual Report to Shareholders for 2009 (“Annual Report”), which is included herein as Exhibit 13.

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

MANAGEMENT’S REPORT ON

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

Management maintains internal controls over financial reporting. The internal controls contain control processes, and actions are taken to correct deficiencies as they are identified. The internal controls are evaluated on an ongoing basis by the Corporation’s Management, and Audit Committee. Even effective internal controls, no matter how well designed, have inherent limitations – including the possibility of circumvention or overriding of controls – and therefore can provide only reasonable assurance with respect to financial statement preparation. Also, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the Corporation’s internal controls as of December 31, 2009, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Corporation’s internal control over financial reporting met the criteria.

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required herein concerning Directors and Executive Officers is contained under the captions “Election of Directors” and “Directors and Executive Officers” of the Corporation’s definitive proxy statement dated March 31, 2010, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the caption “Audit Committee Report” of the Corporation’s definitive proxy statement dated March 31, 2010, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s procedures for the nomination of Directors is contained under the caption “Committees of the Board of Directors” in the Corporation’s definitive proxy statement dated March 31, 2010, which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement dated March 31, 2010, which is incorporated herein by reference.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to all employees of the Corporation, including the Corporation’s principal executive officer and principal financial and accounting officer. The Board of Directors reviewed the Code of Ethics on February 16, 2010.  A copy of the Code of Ethics is incorporated herein by reference to the Corporation’s Form 10-K filed March 23, 2007.

Item 11.

Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Directors and Executive Officers” in the Corporation’s definitive proxy statement dated March 31, 2010, which is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Voting Securities” in the Corporation’s definitive proxy statement dated March 31, 2010, which is incorporated herein by reference.

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

Item 14.

Principal Accountant Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement dated March 31, 2010, which is incorporated herein by reference.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements (and reports thereon) are set forth on pages 20 through 57 of the Corporation’s 2009 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2009 and 2008

Consolidated Statements of Income - Years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Shareholders' Equity - Years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008, and 2007

Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the notes thereto.

(a)(3)  Exhibits

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of SEC Regulation S-K) in this filing:

Exhibit No.
3.1	Articles of Incorporation	(1)
3.2	Regulations	(1)
10 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 13

Material Contracts

Preferred Trust Securities, Placement and Debenture agreements

Employment Agreement – Daniel W. Schutt

Severance Agreement – E. Eugene Lehman

Agreement – Brian D. Young

Salary Continuation Agreement - Brian D. Young

Salary Continuation Agreement – Heather M. Oatman

Salary Continuation Agreement – Daniel W. Schutt

Change in Control Agreement – Daniel W. Schutt

2009 Annual Report to Shareholders

		(2) (2) (2) (4) (6) (5) (7) (3)
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

(2) Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005, SEC file reference number 333-86543.

(3) Included herein.

(4) Incorporated herein by reference to the Corporation’s Form 8-K filed July 20, 2006.

(5) Incorporated herein by reference to the Corporation’s Form 10-K filed March 23, 2007.

(6) Incorporated herein by reference to the Corporation’s Form 10-K filed March 20, 2009.

(7) Incorporated herein by reference to the Corporation’s Form 8-K filed January 14, 2010.

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

Date:  March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DANIEL W. SCHUTT Daniel W. Schutt	Director	March 16, 2010

/s/ JAMES N. REYNOLDS James N. Reynolds	Director	March 16, 2010

/s/ H. EDWARD RIGEL H. Edward Rigel	Director	March 16, 2010

/s/ R. STEVEN UNVERFERTH R. Steven Unverferth	Director	March 16, 2010

/s/ ROBERT L. BENROTH Robert L. Benroth	Director	March 16, 2010
/s/ ROBERT L. DILLHOFF Robert L. Dillhoff	Director	March 16, 2010
/s/ DAVID P. ROACH David P. Roach	Director	March 16, 2010