Form 10-Q
period 2010-03-31
UNITED BANCSHARES INC/OH
filed 2010-05-11
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes           No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 13, 2010: 3,444,549

This document contains 31 pages.  The Exhibit Index is on page 32 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	March 31	December 31,
	2010	2009
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 7,585,698	$ 8,547,737
Interest-bearing deposits in other banks	52,511,209	18,775,271
Federal funds sold	58,551	56,881
Total cash and cash equivalents	60,155,458	27,379,889

SECURITIES, available-for-sale	145,922,460	138,586,362
FEDERAL HOME LOAN BANK STOCK, at cost	4,893,800	4,893,800

LOANS	401,604,971	407,814,923
Less allowance for loan losses	(5,381,940)	(4,803,595)
Net loans	396,223,031	403,011,328

PREMISES AND EQUIPMENT, net	10,095,373	9,132,248
GOODWILL CASH SURRENDER VALUE OF LIFE INSURANCE	8,554,979 12,511,607	7,282,013 12,401,984
OTHER REAL ESTATE OWNED	5,743,635	5,170,635
OTHER ASSETS, including accrued interest receivable
and other intangible assets	8,062,317	8,547,175

TOTAL ASSETS	$ 652,162,660	$ 616,405,434

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 43,817,257	$ 45,665,777
Interest bearing	465,485,202	424,002,707
Total deposits	509,302,459	469,668,484

Other borrowings	72,847,795	77,906,588
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	4,537,135	4,251,257

Total liabilities	596,987,389	562,126,329

SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value. Authorized 10,000,000 shares;
issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,659,840	14,659,661
Retained earnings	38,850,051	38,343,134
Accumulated other comprehensive income	2,736,918	2,359,821
Treasury stock, 316,008 shares at March 31, 2010 and 316,791 shares at December 31, 2009, at cost	(4,832,095)	(4,844,068)
Total shareholders' equity	55,175,271	54,279,105

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 652,162,660	$ 616,405,434

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
	2010	2009
INTEREST INCOME
Loans, including fees	$ 6,162,973	$ 6,739,248
Securities:
Taxable	1,043,520	1,155,553
Tax-exempt	495,075	493,327
Other	10,194	10,663
Total interest income	7,711,762	8,398,791

INTEREST EXPENSE
Deposits	1,693,173	2,452,266
Other borrowings	795,626	906,298
Total interest expense	2,488,799	3,358,564

NET INTEREST INCOME	5,222,963	5,040,227

PROVISION FOR LOAN LOSSES	800,000	600,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,422,963	4,440,227

NON-INTEREST INCOME
Gain on sales of loans	70,093	416,779
Gain on sales of securities	-	5,000
Change in fair value of mortgage servicing rights Other	(32,473) 692,709	(55,505) 616,592
Total non-interest income	730,329	982,866

NON-INTEREST EXPENSES	3,923,693	3,575,215

Income before income taxes	1,229,599	1,847,878
PROVISION FOR INCOME TAXES	206,000	416,000
NET INCOME	$ 1,023,599	$ 1,431,878

NET INCOME PER SHARE
Basic	$ 0.30	$ 0.42
Weighted average common shares outstanding	3,444,514	3,442,419

Diluted	$ 0.30	$ 0.42
Weighted average common shares outstanding	3,444,514	3,442,419

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity (Unaudited)
Three months ended March 31, 2010 and 2009

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
BALANCE AT DECEMBER 31, 2009	$ 3,760,557	14,659,661	38,343,134	2,359,821	(4,844,068)	$ 54,279,105

Net income			1,023,599			1,023,599
Change in unrealized gain on available-for-sale securities, net of income taxes				377,097		377,097
Total comprehensive income						1,400,696
Dividends declared ($0.15 per share)			(516,682)			(516,682)
783 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		179			11,973	12,152
BALANCE AT MARCH 31, 2010	$ 3,760,557	14,659,840	38,850,051	2,736,918	(4,832,095)	$ 55,175,271

BALANCE AT DECEMBER 31, 2008	$ 3,760,557	14,659,661	37,528,026	(412,304)	(4,876,225)	$ 50,659,715

Net income			1,431,878			1,431,878
Change in unrealized loss on available-for-sale securities, net of income taxes				1,300,140		1,300,140
Total comprehensive income						2,732,018
Dividends declared ($0.15 per share)			(516,417)			(516,417)
1,116 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan			(961)		17,065	16,104
BALANCE AT MARCH 31, 2009	$ 3,760,557	14,659,661	38,442,526	887,836	(4,859,160)	$ 52,891,420

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities	$ 2,499,511	$ 2,004,875

Cash flows from investing activities:
Net proceeds (purchases) of available-for-sale securities, including
proceeds from calls or maturities	(6,810,916)	2,060,562
Net decrease (increase) in loans	7,129,691	(2,792,827)
Cash received from branch acquisition	22,601,897	-
Expenditures for premises and equipment	(65,086)	(83,906)
Net cash from investing activities	22,855,646	(816,171)

Cash flows from financing activities:
Net change in deposits	12,983,735	6,111,104
Long-term borrowings, net of repayments	(5,058,793)	(2,447,617)
Proceeds from issuance of common stock	12,152	16,104
Cash dividends paid	(516,682)	(516,417)
Net cash from financing activities	7,420,412	3,163,174

Net change in cash and cash equivalents	32,775,569	4,351,878
Cash and cash equivalents:
At beginning of period	27,379,889	25,622,293
At end of period	$ 60,155,458	$ 29,974,171

Cash paid for:
Interest	$ 2,411,475	$ 3,181,386
Income taxes	$ -	$ -

Non-cash investing activities: Change in net unrealized gain (loss) on available-for-sale securities	$ 571,358	$ 1,969,908
Transfer of loans to other real estate owned	$ 658,000	$ -

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiary (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Union Bank Company (“Union”).  Union has formed a wholly-owned subsidiary, UBC Investments, Inc. (“UBC”), to hold and manage its securities portfolio.  The operations of UBC are located in Wilmington, Delaware.  Significant intercompany accounts and transactions have been eliminated in consolidation.  Union has formed a wholly-owned subsidiary, UBC Property, Inc., to hold and manage property that was acquired in lieu of foreclosure.  The accounting and reporting policies of the Corporation conform to generally accepted practices within the banking industry.  The Corporation considers all of its principal activities to be banking related.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-01 (formerly FASB No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The Accounting Standards Codification (ASC) is the single source of authoritative non-governmental U.S. Generally Accepted Accounting Principles (GAAP).  The ASC does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The ASC was effective for financial statements issued for periods ending after September 15, 2009.  The adoption of ASU No. 2009-01 did not have any impact on the consolidated results of operations or financial position of the Corporation as it only required changes to GAAP references in the financial statements.

ASC 320-10 amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The ASC requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, the ASC expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  The adoption of ASC 320-10 in 2009 had no impact on the Corporation’s consolidated financial statements since the Bank had no securities considered to have other-than-temporary impairment.

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

ASC 820-10-65 emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  ASC 820-10-65 provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  ASC 820-10-65 also requires increased disclosures.  ASC 820-10-65 was effective for interim and annual reporting periods ending after June 15, 2009.  There was no impact on the consolidated financial statements of the Corporation as a result of the adoption of ASC 820-10-65 during the second quarter of 2009.

ASC 860-10 addresses accounting for transfers of financial assets.  Among other requirements, the ASC removes the concept of a qualifying special-purpose entity and removes the exception from applying consolidation of variable interest entities to qualifying special-purpose entities.  The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Among other things, ASC 860-10 applies to any transfer of financial assets, which for the Corporation primarily relates to loan participations sold.  The adoption of ASC 860-10 effective January 1, 2010 did not have any impact on the Corporation’s March 31, 2010 consolidated financial statements since the Bank did not sell any loan participations during the quarter.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures, which provides amendments to ASC 820-10 and is intended to improve disclosure requirements related fair value measurements.  The Update clarifies that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities measured at fair value.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  Reporting entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for fair value measurements falling within Level 2 or 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Information on fair value measurements is included in Note 7 to the consolidated financial statements.

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

NOTE 3 – BRANCH ACQUISITION

On November 30, 2009, the Bank entered into an agreement to purchase the Findlay, Ohio branch of The Home Savings and Loan Company of Youngstown, Ohio (“Seller”).  Under the terms of the agreement, the Bank assumed all deposits and purchased the related branch premises and certain loans.  The transaction was completed in March, 2010 with assets acquired and liabilities assumed being recorded at their estimated fair values as follows:

Assets acquired:
Cash	$ 22,601,897
Loans	1,799,394
Bank premises	1,021,000
Goodwill	1,272,966
Core deposit intangible asset	286,000
$ 26,981,257
Liabilities assumed:
Deposits	$ 26,650,240
Other liability – payable to seller	331,017
$ 26,981,257

Cash proceeds from the branch acquisition are expected to be used to fund $10 million of brokered certificates of deposit maturing during the second quarter of 2010 and to repay FHLB borrowings maturing during the second and third quarters of 2010.

The payable to seller represents the changes in the amounts of certain assets acquired and liabilities assumed between the settlement date and the actual closing (transfer) date.  Under the terms of the agreement, a final closing statement will be prepared within 30 days after the closing date, and the Bank will make final payment to the seller based on the final closing statement.

The operating results of the branch subsequent to the acquisition are included in the Corporation’s consolidated financial statements.  The core deposit intangible asset will be amortized on a straight-line basis over a period of seven years.

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of March 31, 2010 and December 31, 2009 are as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government and agencies	$ 5,994	$ 6,009	$ 3,993	$ 3,983
Obligations of states and political subdivisions	46,715	48,298	46,757	47,829
Mortgage-backed	88,565	91,106	83,759	86,270
Other	502	509	502	504

Total	$ 141,776	$ 145,922	$ 135,011	$ 138,586

A summary of gross unrealized gains and losses on available-for-sale securities at March 31, 2010 and December 31, 2009 follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
U.S. Government and agencies	$ 22	$ 7	$ -	$ 10
Obligations of states and political subdivisions	1,668	85	1,280	209
Mortgage-backed	2,703	162	2,757	245
Other	7	-	2	-

Total	$ 4,400	$ 254	$ 4,039	$ 464

NOTE 5 – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows for the three month periods ended March 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Unrealized holding gains on available-for-sale securities	$ 571	$ 1,975
Reclassification adjustments for securities gains realized in income	-	(5)

Net unrealized gains	571	1,970

Tax effect	194	670

Net-of-tax amount	$ 377	$ 1,300

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

NOTE 6 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033.  As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option.  Effective March 27, 2008, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.40% at March 31, 2010 and 4.62% at March 31, 2009.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures amounted to $82,326 and $115,406 for the three month periods ended March 31, 2010 and 2009, respectively and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

NOTE 7 - FAIR VALUE MEASUREMENTS

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, and both able and willing to transact.

ASC 820-10 requires the use of valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable or unobservable.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources.  Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, ASC 820-10 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date.

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date.  Unobservable inputs reflect the Corporation’s own assumptions about what market participants would use to price the asset or liability.  The inputs are developed based on the best information available in the circumstances, which might include the Corporation’s own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 include available-for-sale securities which are all valued using Level 2 inputs, and mortgage servicing rights, amounting to $1,227,333 at March 31, 2010 and $1,273,525 at December 31, 2009, which are valued using Level 3 inputs.  Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at March 31, 2010 and December 31, 2009 include other real estate owned and impaired loans amounting to $11,679,000 at March 31, 2010 and $11,947,282 at December 31, 2009 all of which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the periods presented due to the lack of observable quotes in inactive markets for those instruments at March 31, 2010 and December 31, 2009.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2010 and year ended December 31, 2009:

	March 31, 2010	December 31, 2009

Balance at beginning of period	$ 1,273,525	$ 703,388
Gains or losses, including realized and unrealized:
Disposals – amortization based on loan payments and payoffs	(34,433)	(237,463)
Purchases, issuances, and settlements	20,713	612,499
Other changes in fair value	(32,473)	195,101
Balance at end of period	$ 1,227,333	$ 1,273,525

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, follows.

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Corporation’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would typically include government bonds and exchange traded equities.  If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  The Corporation did not have any securities classified as Level 1 or Level 3 at March 31, 2010 or December 31, 2009.  There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at March 31, 2010 or December 31, 2009.

Impaired Loans

The Corporation does not record impaired loans at fair value on a recurring basis.  However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral.  Collateral values are estimated using level 2 inputs, including recent appraisals and Level 3 inputs based on customized discounting criteria.  Due to the significance of the level 3 inputs, impaired loans fair values have been classified as level 3.

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less expected selling costs.  Such values are estimated primarily using appraisals and reflect a market value approach.  Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3.  In accordance with the provisions of ASC 360-10, other real estate owned was written down to its estimated fair value of $5,743,635, resulting in impairment charges of $85,000 which was included in earnings for the quarter ended March 31, 2010.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.  Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at March 31, 2010 and December 31, 2009.

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

NOTE  8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at March 31, 2010 and December 31, 2009 were as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying amount	Estimated value	Carrying amount	Estimated value
FINANCIAL ASSETS
Cash and cash equivalents	$ 60,155	$ 60,155	$ 27,380	$ 27,380
Securities, including Federal Home Loan Bank stock	150,816	150,816	143,480	143,480
Net loans	396,223	425,341	403,011	430,072
Mortgage servicing rights	1,227	1,227	1,274	1,274
	$ 608,421	$ 637,539	$ 575,145	$ 602,206
FINANCIAL LIABILITIES
Deposits	$ 509,302	$ 513,090	$ 469,668	$ 472,617
Other borrowings	72,848	75,497	77,907	80,649
Junior subordinated deferrable interest debentures	10,300	9,510	10,300	8,776
Other liabilities	4,537	4,625	4,251	4,341
	$ 596,987	$ 602,722	$ 562,126	$ 566,383

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments.  The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at March 31, 2010 and December 31, 2009 which relate to commitments to extend credit and letters of credit.  The contract amount of such financial instruments amounts to $72,641,000 at March 31, 2010 and $67,338,000 at December 31, 2009.  Such amounts are also considered to be the estimated fair values.

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

March 31, 2010

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

Other borrowings and junior subordinated deferrable interest debentures:

The fair value of other borrowings (consisting of Federal Home Loan Bank borrowings, securities sold under agreements to repurchase, and customer repurchase agreements), and junior subordinated deferrable interest debentures are determined using the net present value of discounted cash flows based on current borrowing rates for similar types of borrowing arrangements, and are obtained from an independent third party.

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

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

NOTE  9 – SUBSEQUENT EVENTS

Management evaluated subsequent events through May 10, 2010, the date the financial statements were issued. Events or transactions occurring after March 31, 2010 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2010 have been recognized in the consolidated financial statements for the period ended March 31, 2010.  Events or transactions that provided evidence about conditions that did not exist at March 31, 2010 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended March 31, 2010.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended March 31,
	2010	2009
SIGNIFICANT RATIOS (Unaudited)
Net income to: Average assets (a) Average shareholders’ equity (a)	0.66% 7.48%	0.93% 11.06%
Net interest margin (a)	3.83%	3.66%
Efficiency ratio (b)	63.20%	56.96%
Average shareholders’ equity to average assets	8.87%	8.41%
Loans to deposits (end of period) (c)	78.85%	89.41%
Allowance for loan losses to loans (end of period) (d)	1.34%	0.87%
Cash dividends to net income	50.48%	36.07%

Book value per share	$ 16.02	$ 15.36

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

The Union Bank Company (“Union”), a wholly-owned subsidiary of the Corporation, is engaged in the business of commercial banking.  Union is an Ohio state-chartered bank, which serves Allen, Hancock, Putnam, Sandusky, Van Wert and Wood counties in Ohio, with office locations in Bowling Green, Columbus Grove, Delphos, Findlay, Gibsonburg, Kalida, Leipsic, Lima, Ottawa, and Pemberville, Ohio.

Union offers a full range of commercial banking services, including checking accounts, savings and money market accounts, time certificates of deposit, automatic teller machines, commercial, consumer, agricultural, residential mortgage and home equity loans, credit card services, safe deposit box rentals, and other personalized banking services.  Union has formed UBC Investments, Inc. (“UBC”) to hold and manage its securities portfolio.  The operations of UBC are located in Wilmington, Delaware.  Union has formed UBC Property, Inc. to hold and manage its other real estate owned portfolio.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2010, the Corporation reported net income of $1,024,000, or $0.30 basic earnings per share.  This compares to first quarter 2009 net income of $1,432,000, or $0.42 basic earnings per share.  Compared with the same period in 2009, first quarter 2010 net income decreased $408,000 (28.5%) due to an increase in the provision for loan losses of $200,000, a decrease in non-interest income of $253,000, and an increase in non-interest expenses of $349,000 offset by increases in net interest income of $183,000, and a $210,000 decrease in the provision for income taxes.

Net Interest Income

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income.  Net interest income was $5,223,000 for the first quarter of 2010, compared to $5,040,000 for the same period of 2009, an increase of $183,000 (3.6%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the three months ended March 31, 2010, the net interest margin (on a taxable equivalent basis) was 3.83% compared with 3.66% for the first quarter of 2009.

Deposits comprised 84% of average interest-bearing liabilities for the three month period ended March 31, 2010, compared to 82% for the same period in 2009.  This change in the composition of interest-bearing liabilities, coupled with a lower overall interest rate environment, resulted in the Corporation’s cost of funds being 1.94% for the first three months of 2010 compared to 2.58% for the same period in 2009.  This decrease in cost of funds more than offset the impact on the net interest margin of the decrease in the yield of interest-earning assets (5.57% for the first three months of  2010 compared to 5.98% for the same period of 2009).

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets.  An $800,000 provision for loan losses was made for the first quarter of 2010 compared to a $600,000 provision for the same period in 2009.  The increase in the provision for loan losses for the quarter ended March 31, 2010, as compared to March 31, 2009, is attributable to a $300,000 increase in specific reserves for impaired loans and an increase in loss rates applied to both non-impaired watch list credits and non-watch list credits. See “Allowance for Loan Losses” under Financial Condition and “Overview of the Income Statement” under Results of Operations for further discussion relating to the provision for loan losses.

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

For the quarter ended March 31, 2010, non-interest income was $730,000, compared to $983,000 for the first quarter of 2009, a $253,000 (25.7%) decrease.  Gain on sales of loans amounted to $70,000 for the quarter ended March 31, 2010, compared to $417,000 for the first quarter of 2009, a decrease of $347,000.  Quarterly gains on sale of loans included capitalized servicing rights of $21,000 in 2010 (on loan sales of $2.2 million) and $181,000 in 2009 (on loan sales of $18.6 million).  The significant decrease in loan sales activity in 2010 as compared to 2009 is attributable to the significant decline in mortgage interest rates during the first quarter of 2009 which resulted in significant refinancing activity during that period.

Gain on sales of securities amounted to $5,000 for the three months ended March 31, 2009 (none in 2010).

The fair value of mortgage servicing rights decreased $32,000 for the quarter ended March 31, 2010, and $56,000 for the quarter ended March 31, 2009.   Amortization of mortgage servicing rights, which is reported as a reduction of servicing income (other non-interest income in the accompanying condensed consolidated statements of income), amounted to $34,000 for the three months ended March 31, 2010 compared to $73,000 for the three months ended March 31, 2009.

Other non-interest income increased $76,000 (12.3%) to $693,000 for the quarter ended March 31, 2010.   The increase was primarily attributable to increased loan servicing income ($57,000) and rental income from OREO properties ($18,000).

Non-Interest Expenses

For the quarter ended March 31, 2010, non-interest expenses were $3,924,000, compared to $3,575,000 for the first quarter of 2009, a $349,000 (9.8%) increase.  The increase in non-interest expenses included a $94,000 (4.8%) decrease in salaries, wages and employee benefits, a $26,000 (6.6%) decrease in occupancy expense, and a $457,000 (40.8%) increase in other non-interest expenses.  The increase in other non-interest expenses includes increases of $119,000 in FDIC assessments, $49,000 in consulting expenses, $32,000 in loan foreclosure expenses, and $277,000 relating to other real estate owned and related asset management costs.  FDIC expense for the quarter ended March 31, 2010 was $195,000 compared to $76,000 for the quarter ended March 31, 2009 and included $180,000 amortization of December 31, 2009 prepaid FDIC assessments and $15,000 billed to the Bank by the FDIC based on deposit experience for the quarter.  The increase in FDIC assessments is attributable to industry-wide increases in premium rates.  The increase in consulting expenses is primarily related to the Findlay branch acquisition.  The increase in other real estate owned and related asset management costs is attributable to the significant increase in other real estate owned assets during the fourth quarter of 2009 and includes $85,000 of impairment charges taken during the first quarter of 2010.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  For the quarter ended March 31, 2010, the Corporation’s efficiency ratio was 63.20% compared to 56.96% for the same period of 2009.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2010 was $206,000 or 16.8% of income before taxes, compared to $416,000 or 22.5% for the comparable 2009 period.  The decrease in the effective tax rate for the first quarter of 2010 as compared to the first quarter of 2009 was attributable to tax-exempt income from securities and bank-owned life insurance comprising a larger portion of income before income taxes.

Return on Assets

Return on average assets was 0.66% for the first quarter of 2010, compared to 0.93% for the first quarter of 2009.  The return on average assets was adversely impacted by the Corporation’s operating performance for the first quarter of 2010 as compared to 2009 as well as the Findlay branch acquisition described in Note 3 to the consolidated financial statements.

Return on Equity

Return on average shareholders’ equity for the first quarter of 2010 was 7.48%, compared to 11.06% for the same period of 2009.  This decrease was primarily attributable to the decline in operating results for the quarter.

The Corporation and Union met all regulatory capital requirements as of March 31, 2010, and Union is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $652.2 million at March 31, 2010, compared to $616.4 million at December 31, 2009, an increase of $35.8 million, or 5.8%.  The increase in total assets was primarily the result of increases in total cash and cash equivalents of $32.8 million (119.7%), and available-for-sale securities of $7.3 million (5.3%), offset by a decrease of $6.2 million (1.5%) in gross loans.  Deposits during this same period increased $39.6 million (8.4%) and other borrowings (consisting of Federal Home Loan Bank (FHLB) borrowings, securities sold under agreements to repurchase, and customer repurchase agreements) decreased $5.1 million (6.5%).  The increase in cash and cash equivalents and deposits was largely attributable to the Findlay, Ohio branch acquisition completed in late March, 2010 and more fully described in Note 3 to the consolidated financial statements.

Shareholders’ equity increased from $54.3 million at December 31, 2009 to $55.2 million at March 31, 2010.  This increase was the result of net income ($1,024,000), the issuance of 783 treasury shares under the Corporation’s Employee Stock Purchase Plan ($12,000), and a $377,000 increase in unrealized securities gains, net of tax, offset by the payment of dividends ($517,000).  The increase in unrealized securities gains during the quarter ended March 31, 2010, was the result of customary and expected changes in the bond market.  Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $60.2 million at March 31, 2010, compared to $27.4 million at December 31, 2009. Cash and cash equivalents at March 31, 2010 includes interest-bearing deposits in other banks of $52.5 million compared to $18.8 million at December 31, 2009.  The increase in interest-bearing deposits in other banks was largely the result of the $22.6 million of cash that was received from the Findlay Branch acquisition, completed in late March 2010.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses.  Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

Securities

Management monitors the earnings performance and liquidity of the securities portfolio on a regular basis through Asset/Liability Committee (ALCO) meetings.  As a result, all securities, except FHLB stock, have been designated as available-for-sale and may be sold if needed for liquidity, asset-liability management or other reasons.  Such securities are reported at fair value, with any net unrealized gains or losses reported as a separate component of shareholders’ equity, net of related incomes taxes.

At March 31, 2010, available-for-sale securities totaled $145.9 million, an increase of $7.3 million from December 31, 2009.  At March 31, 2010, the amortized cost of the Corporation’s securities totaled $141.8 million, resulting in net unrealized gains of approximately $4.1 million and a corresponding after tax increase in shareholders’ equity of $2.7 million.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans totaled $401.6 million at March 31, 2010, compared to $407.8 million at December 31, 2009, a decrease of $6.2 million (1.5%).  The decrease in loan balances resulted primarily from a decrease in the number of loans being originated, along with pay downs or runoff on current loans.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009, respectively:

	(dollars in thousands)

	2010	2009
Balance, beginning of period	$4,804	$3,198
Provision for loan losses	800	600

Charge offs	(250)	(205)
Recoveries	28	74
Net charge offs	(222)	(131)

Balance, end of period	$5,382	$3,667

The allowance for loan losses as a percentage of gross loans was 1.34% at March 31, 2010 and 1.18% at December 31, 2009.

Regular provisions are made in amounts sufficient to maintain the balance in the allowance for loan losses at a level considered by management to be adequate for losses within the portfolio.  Even though management uses all available information to assess possible loan losses, future additions or reductions to the allowance may be required as changes occur in economic conditions and specific borrower circumstances.  The regulatory agencies that periodically review the Bank’s allowance for loan losses may also require additions to the allowance or the charge-off of specific loans based upon the information available to them at the time of their examinations.

Loans on non-accrual status amounted to $13.5 million and $12.9 million at March 31, 2010 and December 31, 2009, respectively.  Non-accrual loans as a percentage of outstanding loans amounted to 3.4% at March 31, 2010, compared to 3.2% at December 31, 2009.

The Bank considers a loan to be impaired when it becomes probable that the Bank will be unable to collect under the contractual terms of the loan, based on current information and events.  Impaired loans, principally consisting of commercial and commercial real estate credits, amounted to $11.7 million at March 31, 2010 and $13.2 million at December 31, 2009.  Impaired loans at March 31, 2010 and December 31, 2009, included $4.0 million and $8.2 million, respectively of loans with no specific reserves included in the allowance for loan losses and $7.7 million and $5.0 million, respectively of loans with specific reserves of $1.5 million and $1.2 million included in the Bank’s March 31, 2010 and December 31, 2009 allowance for loan losses.

In addition to impaired loans, the Bank had other potential problem credits of $27.6 million at March 31, 2010 and $28.0 million at December 31, 2009.  The Bank’s credit administration department continues to closely monitor these credits.

The Bank provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan-charge off experience.  During 2009, the Bank experienced net loan charge-offs of $5.9 million, compared to $1.2 million in 2008 and $668,000 in 2007, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios.  The Bank also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.  Consequently, the loss rates applied to these loans have increased as a result of the increase in the Bank’s historic net loan charge-offs.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $509.3 million, or 86.0% of the Corporation’s funding sources at March 31, 2010.  Total deposits increased $39.6 million (8.4%) during the three months ended March 31, 2010.  The increase included $26.2 million in customer deposits acquired with the Findlay branch.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 8.6% total deposits at March 31, 2010, compared to 8.1% at March 31, 2009.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $66.1 million at March 31, 2010 and December 31, 2009, and customer repurchase agreements totaling $6.7 million and $11.8 million at March 31, 2010 and December 31, 2009, respectively.  The Corporation also had outstanding junior subordinated deferrable interest debentures of $10.3 million at March 31, 2010 and December 31, 2009.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the three month period ended March 31, 2010, the Corporation had net income of $1,024,000 and declared dividends of $517,000, resulting in a dividend payout ratio of 50.48% of net income.  Management believes the Corporation’s equity level supports this payout ratio.

The increase in net unrealized gains on available-for-sale securities, net of income taxes, was $377,000 and $1.3 million for the three months ended March 31, 2010 and 2009, respectively.  Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment.  During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power.  In the commercial banking industry, monetary assets typically exceed monetary liabilities.  The Bank has not experienced a significant level of inflation or deflation during the three month period ended March 31, 2010.  However, because of the depressed national real estate market and sluggish local economy, the Bank has experienced declines in the value of collateral securing commercial and non-commercial real estate loans.  Management continues to closely monitor these trends in calculating the Bank’s allowance for loan losses.

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

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Item 1A:  Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report.  The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended March 31, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

01/01/10 -
01/31/10	None	None	302,058	97,942

02/01/10 -
02/28/10	None	None	302,058	97,942

03/01/10 -
03/31/10	None	None	302,058	97,942

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

Item 4:  (Removed and Reserved.)

Item 5:  Other Information.

None

Item 6:  Exhibits

(a) Exhibits

Exhibit 3(i) Amended and Restated Articles of Incorporation

Exhibit 3(ii) Amended and Restated Code of Regulations

Exhibit 10    Material Contracts

Exhibit 10.1 Employment Agreement – Daniel W. Schutt

Exhibit 10.2 Salary Continuation Agreement – Daniel W. Schutt

Exhibit 10.3 Agreement - Brian D. Young

Exhibit 10.4 Salary Continuation Agreement - Brian D. Young

Exhibit 10.5 Salary Continuation Agreement – Heather M. Oatman

Exhibit 10.6 Salary Continuation Agreement, First Amendment – Daniel W. Schutt

Exhibit 10.7 Preferred Trust Securities, Placement and Debenture agreements

Exhibit 10.8 Salary Continuation Agreement, Second Amendment – Daniel W. Schutt

Exhibit 10.9 Salary Continuation Agreement, First Amendment – Brian D. Young

Exhibit 10.10 Change in Control Agreement - Daniel W. Schutt

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

UNITED BANCSHARES, INC.

Date:	May 10, 2010	By:/s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED MARCH 31, 2010

Exhibit Number	Description	Exhibit Location
3(i)	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
3(ii)	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 2007.
10.1	Employment Agreement – Daniel W. Schutt	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.2	Salary Continuation Agreement – Daniel W. Schutt	Incorporated by reference to Corporation's Form 10-K filed March 23, 2007.
10.3	Agreement - Brian D. Young	Incorporated by reference to Corporation's Form 8-K filed July 20, 2006.
10.4	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.5	Salary Continuation Agreement – Heather M. Oatman	Incorporated herein by reference to the Corporation's 2008 Form 10K filed March 20, 2009.
10.6	Salary Continuation Agreement First Amendment – Daniel W. Schutt	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.7	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005.
10.8	Salary Continuation Agreement, Second Amendment – Daniel W. Schutt	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.9	Salary Continuation Agreement, First Amendment – Brian D. Young	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.10	Change in Control Agreement - Daniel W. Schutt	Incorporated herein by reference to the Corporation’s Form 8-K filed January 14, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith