Form 10-Q
period 2010-06-30
UNITED BANCSHARES INC/OH
filed 2010-08-12
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes           No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 16, 2010: 3,444,209

This document contains 31 pages.  The Exhibit Index is on page 32 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 7,492,290	$ 8,547,737
Interest-bearing deposits in other banks	38,992,157	18,775,271
Federal funds sold	1,500,000	56,881
Total cash and cash equivalents	47,984,447	27,379,889

SECURITIES, available-for-sale	147,329,834	138,586,362
FEDERAL HOME LOAN BANK STOCK, at cost	4,893,800	4,893,800

LOANS	396,214,495	407,814,923
Less allowance for loan losses	(6,041,465)	(4,803,595)
Net loans	390,173,030	403,011,328

PREMISES AND EQUIPMENT, net	10,093,707	9,132,248
GOODWILL CASH SURRENDER VALUE OF LIFE INSURANCE	8,554,979 12,632,411	7,282,013 12,401,984
OTHER REAL ESTATE OWNED	4,854,751	5,170,635
OTHER ASSETS, including accrued interest receivable
and other intangible assets	7,117,553	8,547,175

TOTAL ASSETS	$ 633,634,512	$ 616,405,434

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 46,734,862	$ 45,665,777
Interest bearing	451,940,748	424,002,707
Total deposits	498,675,610	469,668,484

Other borrowings	65,674,778	77,906,588
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	3,585,295	4,251,257

Total liabilities	578,235,683	562,126,329

SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value. Authorized 10,000,000 shares;
issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,659,840	14,659,661
Retained earnings	38,640,201	38,343,134
Accumulated other comprehensive income	3,170,326	2,359,821
Treasury stock, 316,008 shares at June 30, 2010 and 316,791 shares at December 31, 2009, at cost	(4,832,095)	(4,844,068)
Total shareholders' equity	55,398,829	54,279,105

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 633,634,512	$ 616,405,434

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans, including fees	$ 6,197,051	$ 6,755,167	$ 12,360,024	$ 13,494,415
Securities:
Taxable	1,063,448	1,085,188	2,106,968	2,240,741
Tax-exempt	500,308	494,721	995,383	988,048
Other	28,558	7,973	38,752	18,636
Total interest income	7,789,365	8,343,049	15,501,127	16,741,840

INTEREST EXPENSE
Deposits	1,596,528	2,315,872	3,289,701	4,768,138
Other borrowings	787,271	885,996	1,582,897	1,792,294
Total interest expense	2,383,799	3,201,868	4,872,598	6,560,432

NET INTEREST INCOME	5,405,566	5,141,181	10,628,529	10,181,408

PROVISION FOR LOAN LOSSES	1,800,000	1,175,000	2,600,000	1,775,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,605,566	3,966,181	8,028,529	8,406,408

NON-INTEREST INCOME
Gain on sales of loans	119,327	554,761	189,420	971,540
Gain on sales of securities	1,135	125,491	1,135	130,491
Change in fair value of mortgage servicing rights Other	(364,885) 684,708	224,571 681,895	(397,358) 1,377,417	169,066 1,298,487
Total non-interest income	440,285	1,586,718	1,170,614	2,569,584

NON-INTEREST EXPENSES	3,932,019	3,872,918	7,855,712	7,448,133

Income before income taxes	113,832	1,679,981	1,343,431	3,527,859
PROVISION (CREDIT) FOR INCOME TAXES	(193,000)	345,000	13,000	761,000
NET INCOME	$ 306,832	$ 1,334,981	$ 1,330,431	$ 2,766,859

NET INCOME PER SHARE
Basic	$ 0.09	$ 0.39	$ 0.39	$ 0.80
Weighted average common shares outstanding	3,444,549	3,442,779	3,444,532	3,442,600

Diluted	$ 0.09	$ 0.39	$ 0.39	$ 0.80
Weighted average common shares outstanding	3,444,549	3,442,894	3,444,532	3,442,658

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity (Unaudited)
Six months ended June 30, 2010 and 2009

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
BALANCE AT DECEMBER 31, 2009	$ 3,760,557	14,659,661	38,343,134	2,359,821	(4,844,068)	$ 54,279,105

Net income			1,330,431			1,330,431
Change in unrealized gain on available-for-sale securities, net of income taxes				810,505		810,505
Total comprehensive income						2,140,936
Dividends declared ($0.30 per share)			(1,033,364)			(1,033,364)
783 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		179			11,973	12,152
BALANCE AT JUNE 30, 2010	$ 3,760,557	14,659,840	38,640,201	3,170,326	(4,832,095)	$ 55,398,829

BALANCE AT DECEMBER 31, 2008	$ 3,760,557	14,659,661	37,528,026	(412,304)	(4,876,225)	$ 50,659,715

Net income			2,766,859			2,766,859
Change in unrealized loss on available-for-sale securities, net of income taxes				1,009,327		1,009,327
Total comprehensive income						3,876,186
Dividends declared ($0.30 per share)			(1,032,833)			(1,032,833)
1,116 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan			(961)		17,065	16,104
BALANCE AT JUNE 30, 2009	$ 3,760,557	14,659,661	39,261,091	597,023	(4,859,160)	$ 53,419,172

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities	$ 4,727,543	$ 2,571,089

Cash flows from investing activities:
Net proceeds (purchases) of available-for-sale securities, including
proceeds from calls or maturities	(7,620,827)	5,604,859
Net decrease (increase) in loans	11,379,803	(4,505,584)
Insurance proceeds from casualty loss	-	145,000
Cash received from branch acquisition	22,260,144	-
Proceeds from sale of other real estate owned	835,440	-
Expenditures for premises and equipment	(196,034)	(240,238)
Net cash from investing activities	26,658,526	1,004,037

Cash flows from financing activities:
Net change in deposits	2,471,511	(5,324,637)
Long-term borrowings, net of repayments	(12,231,810)	(3,696,595)
Proceeds from issuance of common stock	12,152	16,104
Cash dividends paid	(1,033,364)	(1,032,833)
Net cash from financing activities	(10,781,511)	(10,037,961)

Net change in cash and cash equivalents	20,604,558	(6,462,835)
Cash and cash equivalents:
At beginning of period	27,379,889	25,622,293
At end of period	$ 47,984,447	$ 19,159,458

Cash paid for:
Interest	$ 5,071,882	$ 6,799,903
Income taxes	$ -	$ 910,000

Non-cash investing activities: Change in net unrealized gain (loss) on available-for-sale securities	$ 1,228,037	$ 1,529,283
Transfer of loans to other real estate owned	$ 658,000	$ -

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiary (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Union Bank Company (“the Bank”).  The Bank has formed a wholly-owned subsidiary, UBC Investments, Inc. (“UBC”), to hold and manage its securities portfolio.  The operations of UBC are located in Wilmington, Delaware. The Bank has also formed a wholly-owned subsidiary, UBC Property, Inc., to hold and manage property that was acquired in lieu of foreclosure.  Significant intercompany accounts and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Corporation conform to generally accepted practices within the banking industry.  The Corporation considers all of its principal activities to be banking related.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

ASC 860-10 addresses accounting for transfers of financial assets.  Among other requirements, the ASC removes the concept of a qualifying special-purpose entity and removes the exception from applying consolidation of variable interest entities to qualifying special-purpose entities.  The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Among other things, ASC 860-10 applies to any transfer of financial assets, which for the Corporation primarily relates to loan participations sold.  The adoption of ASC 860-10 effective January 1, 2010 did not have any impact on the Corporation’s June 30, 2010 consolidated financial statements since the Bank has not sold any loan participations during the six month period ended June 30, 2010.

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

In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which will increase disclosures made about the credit quality of loans and the allowance for credit losses.   The disclosures will provide additional information about the nature of credit risk inherent in the Bank’s loans, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses.  The expanded disclosure requirements will be effective for the Corporation’s December 31, 2010 consolidated financial statements.

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

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
$ 26,981,257

Cash proceeds from the branch acquisition were used to fund $10 million of brokered certificates of deposit and $11.5 million of FHLB borrowings that matured during the second quarter of 2010.

The operating results of the branch subsequent to the acquisition are included in the Corporation’s consolidated financial statements.  The core deposit intangible asset is being amortized on a straight-line basis over a period of seven years.

The payable to seller represents the changes in the amounts of certain assets acquired and liabilities assumed between the settlement date and the actual closing (transfer) date.  Under the terms of the agreement, a final closing statement was prepared in April, 2010, which resulted in an increase in loans acquired of $5,111, a decrease in deposits assumed of $5,625 and a corresponding increase in the payable to seller of $10,736.  On May 28, 2010, the Bank made a final payment to the seller of $341,753.

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government and agencies	$ 4,998	$ 5,026	$ 3,993	$ 3,983
Obligations of states and political subdivisions	47,752	49,000	46,757	47,829
Mortgage-backed	89,274	92,786	83,759	86,270
Other	502	518	502	504

Total	$ 142,526	$ 147,330	$ 135,011	$ 138,586

A summary of gross unrealized gains and losses on available-for-sale securities at June 30, 2010 and December 31, 2009 follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
U.S. Government and agencies	$ 28	$ -	$ -	$ 10
Obligations of states and political subdivisions	1,366	118	1,280	209
Mortgage-backed	3,602	90	2,757	245
Other	16	-	2	-

Total	$ 5,012	$ 208	$ 4,039	$ 464

NOTE 5 – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows for the six month periods ended June 30, 2010 and 2009 (dollars in thousands):

	2010	2009
Unrealized holding gains on available-for-sale securities	$ 1,229	$ 1,659
Reclassification adjustments for securities gains realized in income	(1)	(130)

Net unrealized gains	1,228	1,529

Tax effect	417	520

Net-of-tax amount	$ 811	$ 1,009

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

NOTE 6 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033.  As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option.  Effective March 27, 2008, interest is at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.43% at June 30, 2010 and 4.38% at June 30, 2009.  Interest is payable quarterly.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures amounted to $173,000 and $227,000 for the six month periods ended June 30, 2010 and 2009, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

June 30, 2010

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 include available-for-sale securities which are all valued using Level 2 inputs, and mortgage servicing rights, amounting to $822,345 at June 30, 2010 and $1,273,525 at December 31, 2009, which are valued using Level 3 inputs.  Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009 include other real estate owned, as well as impaired loans amounting to $13,563,000 at June 30, 2010 and $11,947,000 at December 31, 2009 all of which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the periods presented due to the lack of observable quotes in inactive markets for those instruments at June 30, 2010 and December 31, 2009.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month period ended June 30, 2010 and year ended December 31, 2009:

	June 30, 2010	December 31, 2009

Balance at beginning of period	$ 1,273,525	$ 703,388
Gains or losses, including realized and unrealized:
Disposals – amortization based on loan payments and payoffs	(109,790)	(237,463)
Purchases, issuances, and settlements	55,968	612,499
Other changes in fair value	(397,358)	195,101
Balance at end of period	$ 822,345	$ 1,273,525

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

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would typically include government bonds and exchange traded equities.  If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  The Corporation did not have any securities classified as Level 1 or Level 3 at June 30, 2010 or December 31, 2009.  There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at June 30, 2010 or December 31, 2009.

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

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less expected selling costs.  Such values are estimated primarily using appraisals and reflect a market value approach.  Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3.  In accordance with the provisions of ASC 360-10, other real estate owned was written down to its estimated fair value of $4,854,751, resulting in impairment charges of $112,000 which was included in earnings for the six month period ended June 30, 2010.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.  Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at June 30, 2010 and December 31, 2009.

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

NOTE  8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at June 30, 2010 and December 31, 2009 were as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying amount	Estimated value	Carrying amount	Estimated value
FINANCIAL ASSETS
Cash and cash equivalents	$ 47,984	$ 47,984	$ 27,380	$ 27,380
Securities, including Federal Home Loan Bank stock	152,224	152,224	143,480	143,480
Net loans	390,173	425,123	403,011	430,072
Mortgage servicing rights	822	822	1,274	1,274
	$ 591,203	$ 626,153	$ 575,145	$ 602,206
FINANCIAL LIABILITIES
Deposits	$ 498,676	$ 503,442	$ 469,668	$ 472,617
Other borrowings	65,675	68,865	77,907	80,649
Junior subordinated deferrable interest debentures	10,300	9,605	10,300	8,776
Other liabilities	3,585	3,670	4,251	4,341
	$ 578,236	$ 585,582	$ 562,126	$ 566,383

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments.  The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at June 30, 2010 and December 31, 2009 which relate to commitments to extend credit and letters of credit.  The contract amount of such financial instruments amounts to $70,274,000 at June 30, 2010 and $67,338,000 at December 31, 2009.  Such amounts are also considered to be the estimated fair values.

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

June 30, 2010

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

United Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

NOTE  9 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after June 30, 2010 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2010 have been recognized in the consolidated financial statements for the period ended June 30, 2010.  Events or transactions that provided evidence about conditions that did not exist at June 30, 2010 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended June 30, 2010.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follow:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2010	2009	2010	2009
SIGNIFICANT RATIOS (Unaudited)
Net income to: Average assets (a) Average shareholders’ equity (a)	0.20% 2.22%	0.87% 10.10%	0.43% 4.84%	0.90% 10.58%
Net interest margin (a)	3.79%	3.78%	3.81%	3.72%
Efficiency ratio (b)	64.42%	55.46%	63.81%	56.17%
Average shareholders’ equity to average assets	8.85%	8.62%	8.92%	8.51%
Loans to deposits (end of period)	79.45%	91.81%	79.45%	91.81%
Allowance for loan losses to loans (end of period)	1.52%	0.90%	1.52%	0.90%
Cash dividends to net income	168.39%	38.68%	77.67%	37.33%

Book value per share	$ 16.08	$ 15.52	$ 16.08	$ 15.52

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

The Union Bank Company (“the Bank”), a wholly-owned subsidiary of the Corporation, is engaged in the business of commercial banking.  The Bank is an Ohio state-chartered bank, which serves Allen, Hancock, Putnam, Sandusky, Van Wert and Wood counties in Ohio, with office locations in Bowling Green, Columbus Grove, Delphos, Findlay, Gibsonburg, Kalida, Leipsic, Lima, Ottawa, and Pemberville, Ohio.

The Bank offers a full range of commercial banking services, including checking accounts, savings and money market accounts, time certificates of deposit, automatic teller machines, commercial, consumer, agricultural, residential mortgage and home equity loans, credit card services, safe deposit box rentals, and other personalized banking services.  The Bank has formed UBC Investments, Inc. (“UBC”) to hold and manage its securities portfolio.  The operations of UBC are located in Wilmington, Delaware.  The Bank has also formed UBC Property, Inc. to hold and manage its’ other real estate owned portfolio.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2010, the Corporation reported net income of $307,000, or $0.09 basic earnings per share.  This compares to second quarter 2009 net income of $1,335,000, or $0.39 basic earnings per share.  Compared with the same period in 2009, second quarter 2010 net income decreased $1,028,000 (77.0%) primarily due to an increase in the provision for loan losses of $625,000, a decrease in non-interest income of $1,147,000 and an increase in non-interest expenses of $59,000 offset by increases in net interest income of $265,000 and a $538,000 decrease in the provision for income taxes.  The significant decrease in non-interest income was attributable to a $436,000 decrease in gain on sale of loans, a $124,000 decrease in gain on sale of securities, and $590,000 impact of the change in fair value of mortgage servicing rights.

Net income for the six-months ended June 30, 2010 totaled $1,330,000, or $0.39 basic earnings per share compared to $2,767,000, or $0.80 basic earnings per share for the same period in 2009.  Compared with the same period in 2009, net income decreased $1,437,000 or 51.9%.  The decrease for the six month period ended June 30, 2010, as compared to the six month period ended June 30, 2009, was primarily the result of an increase in the provision for loan losses of $825,000, a decrease in non-interest income of $1,399,000 and an increase in non-interest expenses of $408,000 offset by an increase in net interest income of $448,000, and a $748,000 decrease in the provision for income taxes.  The significant decrease in non-interest income was attributable to a $783,000 decrease in gain on sale of loans, a $129,000 decrease in gain on sale of securities, and $566,000 impact of the change in fair value of mortgage servicing rights.

Net Interest Income

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income.  Net interest income was $5,406,000 for the second quarter of 2010, compared to $5,141,000 for the same period of 2009, an increase of $265,000 (5.1%).  Net interest income was $10,629,000 for the first six months of 2010 compared to $10,181,000 for the same period of 2009, an increase of $448,000 (4.4%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the quarterly and six month periods ended June 30, 2010, the net interest margin (on a taxable equivalent basis) was 3.79% and 3.81%, respectively, compared with 3.78% and 3.72% for the same periods in 2009.

Deposits comprised 84% of average interest-bearing liabilities for the six month period ended June 30, 2010, compared to 82% for the same period in 2009.  This change in the composition of interest-bearing liabilities, coupled with a lower overall interest rate environment, resulted in the Corporation’s cost of funds being 1.85% for the first six months of 2010 compared to 2.53% for the same period in 2009.  This decrease in cost of funds more than offset the impact on the net interest margin of the decrease in the yield of interest-earning assets (5.47% for the first six months of  2010 compared to 5.98% for the same period of 2009).

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets.  A $1,800,000 provision for loan losses was made for the second quarter of 2010 compared to a $1,175,000 provision for the same period in 2009.  A $2,600,000 provision for loan losses was made for the six month period ended June 30, 2010 compared to a $1,775,000 provision for the same period in 2009.  The increase in the provision for loan losses for the six months ended June 30, 2010, as compared to June 30, 2009, is attributable to a $382,000 increase in specific reserves for impaired loans, a $10.7 million increase in the level of non-impaired classified loans, and an increase in loss rates applied to both non-impaired watch list credits and non-watch list credits. See “Allowance for Loan Losses” under Financial Condition and “Overview of the Income Statement” under Results of Operations for further discussion relating to the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees, earnings on life insurance policies, income arising from sales of investment products to customers, and occasional security sale transactions.  Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter.  For the quarter ended June 30, 2010, non-interest income was $440,000, compared to $1,587,000 for the second quarter of 2009, a $1,146,000 (72.3%) decrease.  For the six month period ended June 30, 2010, non-interest income was $1,171,000 compared to $2,570,000 for the same period in 2009, a $1,399,000 (54.4%) decrease.

Gain on sales of loans amounted to $119,000 for the quarter ended June 30, 2010, compared to $555,000 for the second quarter of 2009, a decrease of $436,000.  Quarterly gains on sale of loans included capitalized servicing rights of $35,000 in 2010 and $261,000 in 2009.  Gain on sales of loans amounted to $189,000 for the six months ended June 30, 2010 compared to $972,000 for the comparable period in 2009, a decrease of $783,000.  Gain on sale of loans for the six month period included capitalized servicing rights of $56,000 in 2010 and $442,000 in 2009.  The significant decrease in gain on sale of loans corresponds with the decrease in loan sales activity.  Loan sales for the first six months of 2010 were $8.4 million, compared to $50.4 million for the first six months of 2009.  The significant decrease in loan sales activity in 2010 as compared to 2009 is attributable to the significant decline in mortgage interest rates during the fourth quarter of 2008 and first half of 2009 which resulted in significant refinancing by borrowers during the first six months of 2009.

The fair value of mortgage servicing rights decreased $365,000 for the quarter ended June 30, 2010, compared to a $225,000 increase for the quarter ended June 30, 2009.   For the six-month period ended June 30, 2010, there was a decrease in fair value of mortgage servicing rights of $397,000, compared to an increase in fair value of mortgage servicing rights of $169,000 for the six months ended June 30, 2009.  The decrease in fair value was largely attributable to accelerated prepayment speed assumptions as a result of declining long-term interest rates.  Amortization of mortgage servicing rights, which is reported as a reduction of servicing income (other non-interest income in the accompanying condensed consolidated statements of income), amounted to $110,000 for the six months ended June 30, 2010, compared to $159,000 for the six months ended June 30, 2009.

Other non-interest income increased $79,000 (6.1%) to $1,377,000 for the six month period ended June 30, 2010, compared to $1,298,000 for the six month period ended June 30, 2009.  The increase was primarily attributable to increased loan servicing income resulting from a $49,000 decrease in the amortization of mortgage servicing rights for the 2010 period as compared to 2009.

Non-Interest Expenses

For the quarter ended June 30, 2010, non-interest expenses were $3,932,000, compared to $3,873,000 for the second quarter of 2009, a $59,000 (1.5%) increase.  For the six-month period ended June 30, 2010, non-interest expenses totaled $7,856,000, compared to $7,448,000 for the comparable period of 2009, an increase of $408,000 (5.5%).  The increase in non-interest expenses included a $438,000 (16.7%) increase in other non-interest expenses offset by a $26,000 (0.7%) decrease in salaries, wages and employee benefits, and a $4,000 (0.6%) decrease in occupancy expense.  The $438,000 increase in other non-interest expenses includes increases of $53,000 in consulting expenses, $51,000 in ATM processing expenses, $440,000 relating to other real estate owned and related asset management costs, $61,000 in miscellaneous expenses, and $96,000 in miscellaneous losses offset by a $202,000 decrease in FDIC expenses and $53,000 in deposit premium amortization expenses.   The increase in consulting expense is primarily related to the Findlay branch acquisition.  The increase in other real estate owned and related asset management costs is attributable to the significant increase in other real estate owned and includes $112,000 of impairment charges taken during the first six months of 2010, as well as $53,000 of losses recognized on sale of OREO properties. Miscellaneous expenses increased as a result of a $30,000 increase in the unfunded commitments liability and $13,000 related to the Findlay acquisition.  The increase in miscellaneous losses is attributable to the charge-off of negative escrow related to thirty loans that had previously been charged-off.  The decrease in FDIC expenses resulted from the 2009 one-time industry-wide special assessment that was expensed during the second quarter.  Deposit premium amortization expenses decreased as a result of the Pemberville and Gibsonburg deposit premium being fully amortized in May, 2010.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  For the quarter ended June 30, 2010, the Corporation’s efficiency ratio was 64.42%, compared to 55.46% for the same period of 2009.  For the six month period ended June 30, 2010, the Corporation’s efficiency ratio was 63.81%, compared to 56.17% for the same period of 2009.

Provision (Credit) for Income Taxes

The provision (credit) for income taxes for the quarter ended June 30, 2010 was $(193,000), compared to $345,000 for the comparable 2009 period.  The provision for income taxes for the six month period ended June 30, 2010 was $13,000, or 1.0% of income before income taxes, compared to $761,000, or 21.6%, for the comparable 2009 period.  The unusually low effective tax rate for the six months ended June 30, 2010 was due to tax exempt income from securities and bank-owned life insurance comprising substantially all of the Corporation’s income before income taxes.

Return on Assets

Return on average assets was 0.20% for the second quarter of 2010, compared to 0.87% for the second quarter of 2009.  For the six month period ended June 30, 2010, return on average assets was 0.43%, compared to 0.90% for the same period of 2009.  The return on average assets was adversely impacted primarily by the Corporation’s operating performance for the first six months of 2010 as compared to 2009, as well as the Findlay branch acquisition described in Note 3 to the consolidated financial statements.

Return on Equity

Return on average shareholders’ equity for the second quarter of 2010 was 2.22%, compared to 10.10% for the same period of 2009.  Return on average equity for the six months ended June 30, 2010 was 4.84%, compared to 10.58% for the same period in 2009.  This decrease was primarily attributable to the decline in operating results for the quarterly and six month periods ended June 30, 2010 as compared to the comparable periods in 2009.

The Corporation and Bank met all regulatory capital requirements as June 30, 2010, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $633.6 million at June 30, 2010, compared to $616.4 million at December 31, 2009, an increase of $17.2 million, or 2.8%.  The increase in total assets was primarily the result of increases in total cash and cash equivalents of $20.6 million (75.3%), and available-for-sale securities of $8.7 million (6.3%), offset by a decrease of $11.6 million (2.8%) in gross loans.  Deposits during this same period increased $29.0 million (6.2%) and other borrowings, consisting of Federal Home Loan Bank (FHLB) borrowings, securities sold under agreements to repurchase, and customer repurchase agreements, decreased $12.2 million (15.7%).

Shareholders’ equity increased from $54.3 million at December 31, 2009 to $55.4 million at June 30, 2010.  This increase was the result of net income ($1,330,000), the issuance of 783 treasury shares under the Corporation’s Employee Stock Purchase Plan ($12,000), and an $811,000 increase in unrealized securities gains, net of tax, offset by the payment of dividends ($1,033,000).  The increase in unrealized securities gains during the six month period ended June 30, 2010, was the result of customary and expected changes in the bond market.  Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $48.0 million at June 30, 2010, compared to $27.4 million at December 31, 2009. Cash and cash equivalents at June 30, 2010 includes interest-bearing deposits in other banks of $39.0 million compared to $18.8 million at December 31, 2009.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses.  Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

At June 30, 2010, available-for-sale securities totaled $147.3 million, an increase of $8.7 million from December 31, 2009.  At June 30, 2010, the amortized cost of the Corporation’s securities totaled $142.5 million, resulting in net unrealized gains of $4.8 million and a corresponding after tax increase in shareholders’ equity of $3.2 million.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans totaled $396.2 million at June 30, 2010, compared to $407.8 million at December 31, 2009, a decrease of $11.6 million (2.8%).  The Bank has continued to experience soft loan demand in its lending markets.  The decrease in loan balances during the first six months of 2010 resulted primarily from a decline in loan origination activity, normal pay downs and runoff on current loans, and a continued focus by the Bank’s credit administration department to identify and dispose of or reduce problem credits.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009, respectively:

	(dollars in thousands)

	2010	2009
Balance, beginning of period	$4,804	$3,198
Provision for loan losses	2,600	1,775

Charge offs	(1,547)	(1,339)
Recoveries	184	163
Net charge offs	(1,363)	(1,176)

Balance, end of period	$6,041	$3,797

The allowance for loan losses as a percentage of gross loans was 1.52% at June 30, 2010 and 1.18% at December 31, 2009.

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

Loans on non-accrual status amounted to $12.1 million and $12.9 million at June 30, 2010 and December 31, 2009, respectively.  Non-accrual loans as a percentage of outstanding loans amounted to 3.1% at June 30, 2010, compared to 3.2% at December 31, 2009.

The Bank considers a loan to be impaired when it becomes probable that the Bank will be unable to collect under the contractual terms of the loan, based on current information and events.  Impaired loans, principally consisting of commercial and commercial real estate credits, amounted to $13.5 million at June 30, 2010 and $13.2 million at December 31, 2009.  Impaired loans at June 30, 2010 and December 31, 2009, included $5.1 million and $8.2 million, respectively of loans with no specific reserves included in the allowance for loan losses and $8.4 million and $5.0 million, respectively of loans with specific reserves of $1.1 million and $1.2 million included in the Bank’s June 30, 2010 and December 31, 2009 allowance for loan losses.

In addition to impaired loans, the Bank had other potential problem credits of $36.6 million at June 30, 2010 and $28.0 million at December 31, 2009.  The Bank’s credit administration department continues to closely monitor these credits.

The Bank provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan-charge off experience.  The Bank has experienced $1.4 million of net loan charge-offs during the first six months of 2010 and experienced net loan charge-offs of $5.9 million in 2009, $1.2 million in 2008, and $668,000 in 2007, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios.  The Bank also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.  Consequently, the loss rates applied to these loans have increased as a result of the increase in the Bank’s historic net loan charge-offs.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $498.7 million, or 86.8% of the Corporation’s funding sources at June 30, 2010.  Total deposits increased $29.0 million (6.2%) during the six months ended June 30, 2010.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 9.4% total deposits at June 30, 2010, compared to 9.7% at December 31, 2009 and 9.0% at June 30, 2009.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $54.6 million at June 30, 2010 and $66.1 million at December 31, 2009, and customer repurchase agreements totaling $11.1 million and $11.8 million at June 30, 2010 and December 31, 2009, respectively.  The Corporation also had outstanding junior subordinated deferrable interest debentures of $10.3 million at June 30, 2010 and December 31, 2009.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the six month period ended June 30, 2010, the Corporation had net income of $1,330,000 and declared dividends of $1,033,000, resulting in a dividend payout ratio of 77.7% of net income.  Management and the Board believes the Corporation’s equity level supports this payout ratio, but will continue to closely monitor the relationship between dividends declared and the Corporation’s equity and net income levels.

The increase in net unrealized gains on available-for-sale securities, net of income taxes, was $811,000 and $1.0 million for the six months ended June 30, 2010 and 2009, respectively.  Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment.  During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power.  In the commercial banking industry, monetary assets typically exceed monetary liabilities.  The Bank has not experienced a significant level of inflation or deflation during the six month period ended June 30, 2010.  However, because of the depressed national real estate market and sluggish local economy, the Bank has experienced declines in the value of collateral securing commercial and non-commercial real estate loans.  Management continues to closely monitor these trends in calculating the Bank’s allowance for loan losses.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report.  The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended June 30, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

04/01/10 -
04/30/10	None	None	302,058	97,942

05/01/10 -
05/31/10	None	None	302,058	97,942

06/01/10 -
06/30/10	None	None	302,058	97,942

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

UNITED BANCSHARES, INC.

Date:	August 12, 2010	By:/s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED JUNE 30, 2010

Exhibit Number	Description	Exhibit Location
3(i)	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
3(ii)	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10Q for the quarter ended June 30, 2007.
10.1	Employment Agreement – Daniel W. Schutt	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.2	Salary Continuation Agreement – Daniel W. Schutt	Incorporated by reference to Corporation's Form 10K filed March 23, 2007.
10.3	Agreement - Brian D. Young	Incorporated by reference to Corporation's Form 8-K filed July 20, 2006.
10.4	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.5	Salary Continuation Agreement – Heather M. Oatman	Incorporated herein by reference to the Corporation's 2008 Form 10K filed March 20, 2009.
10.6	Salary Continuation Agreement First Amendment – Daniel W. Schutt	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.7	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005.
10.8	Salary Continuation Agreement, Second Amendment – Daniel W. Schutt	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.9	Salary Continuation Agreement, First Amendment – Brian D. Young	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.10	Change in Control Agreement - Daniel W. Schutt	Incorporated herein by reference to the Corporation’s Form 8-K filed January 14, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith