Form 10-Q
period 2010-09-30
UNITED BANCSHARES INC/OH
filed 2010-11-15
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes           No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 22, 2010: 3,444,889

This document contains 31 pages.  The Exhibit Index is on page 29 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 7,829,480	$ 8,547,737
Interest-bearing deposits in other banks	29,898,117	18,775,271
Federal funds sold	-	56,881
Total cash and cash equivalents	37,727,597	27,379,889

SECURITIES, available-for-sale	144,605,435	138,586,362
FEDERAL HOME LOAN BANK STOCK, at cost	4,893,800	4,893,800

LOANS	398,124,275	407,814,923
Less allowance for loan losses	(7,635,721)	(4,803,595)
Net loans	390,488,554	403,011,328

PREMISES AND EQUIPMENT, net	10,035,870	9,132,248
GOODWILL CASH SURRENDER VALUE OF LIFE INSURANCE	8,554,979 12,752,691	7,282,013 12,401,984
OTHER REAL ESTATE OWNED	3,593,079	5,170,635
OTHER ASSETS, including accrued interest receivable
and other intangible assets	7,279,839	8,547,175

TOTAL ASSETS	$ 619,931,844	$ 616,405,434

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 47,518,335	$ 45,665,777
Interest bearing	450,944,493	424,002,707
Total deposits	498,462,828	469,668,484

Other borrowings	50,603,967	77,906,588
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	4,207,612	4,251,257

Total liabilities	563,574,407	562,126,329

SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value. Authorized 10,000,000 shares;
issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,660,000	14,659,661
Retained earnings	39,002,874	38,343,134
Accumulated other comprehensive income	3,760,902	2,359,821
Treasury stock, 315,668 shares at September 30, 2010 and 316,791 shares at December 31, 2009, at cost	(4,826,896)	(4,844,068)
Total shareholders' equity	56,357,437	54,279,105

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 619,931,844	$ 616,405,434

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans, including fees	$ 6,049,849	$ 6,762,922	$ 18,409,873	$ 20,257,337
Securities:
Taxable	952,278	1,022,292	3,059,246	3,263,033
Tax-exempt	500,674	505,984	1,496,057	1,494,032
Other	19,076	7,655	57,828	26,291
Total interest income	7,521,877	8,298,853	23,023,004	25,040,693

INTEREST EXPENSE
Deposits	1,510,361	2,153,327	4,800,062	6,921,465
Other borrowings	591,481	890,791	2,174,378	2,683,085
Total interest expense	2,101,842	3,044,118	6,974,440	9,604,550

NET INTEREST INCOME	5,420,035	5,254,735	16,048,564	15,436,143

PROVISION FOR LOAN LOSSES	1,900,000	3,950,000	4,500,000	5,725,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,520,035	1,304,735	11,548,564	9,711,143

NON-INTEREST INCOME
Gain on sales of loans	285,663	241,300	475,083	1,212,840
Gain on sales of securities	274,946	-	276,081	130,491
Change in fair value of mortgage servicing rights Other	18,881 666,135	(113,777) 719,922	(378,477) 2,043,552	55,289 2,018,409
Total non-interest income	1,245,625	847,445	2,416,239	3,417,029

NON-INTEREST EXPENSES	3,763,253	3,638,268	11,618,965	11,086,401

Income (loss) before income taxes	1,002,407	(1,486,088)	2,345,838	2,041,771
PROVISION (CREDIT) FOR INCOME TAXES	123,000	(709,000)	136,000	52,000
NET INCOME (LOSS)	$ 879,407 ========	$ (777,088) ========	$ 2,209,838 ========	$ 1,989,771 ========

NET INCOME (LOSS) PER SHARE
Basic	$ 0.26	$ (0.23)	$ 0.64	$ 0.58
Weighted average common shares outstanding	3,444,856	3,443,391	3,444,641	3,442,867

Diluted	$ 0.26	$ (0.23)	$ 0.64	$ 0.58
Weighted average common shares outstanding	3,444,856	3,444,034	3,444,641	3,443,120

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Nine months ended September 30, 2010 and 2009

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
BALANCE AT DECEMBER 31, 2009	$ 3,760,557	14,659,661	38,343,134	2,359,821	(4,844,068)	$ 54,279,105

Net income			2,209,838			2,209,838
Change in unrealized gain on available-for-sale securities, net of income taxes				1,401,081		1,401,081
Total comprehensive income						3,610,919

Dividends declared ($0.45 per share)			(1,550,098)			(1,550,098)
1,123 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		339			17,172	17,511
BALANCE AT SEPTEMBER 30, 2010	$ 3,760,557	14,660,000	39,002,874	3,760,902	(4,826,896)	$ 56,357,437

BALANCE AT DECEMBER 31, 2008	$ 3,760,557	14,659,661	37,528,026	(412,304)	(4,876,225)	$ 50,659,715

Net income			1,989,771			1,989,771
Change in unrealized loss on available-for-sale securities, net of income taxes				2,987,106		2,987,106
Total comprehensive income						4,976,877

Dividends declared ($0.45 per share)			(1,549,398)			(1,549,398)
2,103 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan			(1,524)		32,157	30,633
BALANCE AT SEPTEMBER 30, 2009	$ 3,760,557	14,659,661	37,966,875	2,574,802	(4,844,068)	$ 54,117,827

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities	$ 7,460,762	$ 5,507,593

Cash flows from investing activities:
Net proceeds (purchases) of available-for-sale securities, including
proceeds from calls or maturities	(3,843,880)	8,957,839
Net decrease in loans	9,159,279	1,914,885
Insurance proceeds from casualty loss	-	145,000
Cash received from branch acquisition	22,260,144	-
Proceeds from sale of other real estate owned	2,055,725	-
Expenditures for premises and equipment	(276,843)	(326,521)
Net cash from investing activities	29,354,425	10,691,203

Cash flows from financing activities:
Net change in deposits	2,367,729	(13,166,514)
Long-term borrowings, net of repayments	(27,302,621)	(5,157,699)
Proceeds from issuance of common stock	17,511	30,633
Cash dividends paid	(1,550,098)	(1,549,398)
Net cash from financing activities	(26,467,479)	(19,842,978)

Net change in cash and cash equivalents	10,347,708	(3,644,182)
Cash and cash equivalents:
At beginning of period	27,379,889	25,622,293
At end of period	$ 37,727,597	$ 21,978,111

Cash paid for:
Interest	$ 7,385,684	$ 7,555,213
Income taxes	$ 475,000	$ 1,065,000

Non-cash investing activities: Change in net unrealized gain on available-for-sale securities	$ 2,122,849	$ 4,525,918
Transfer of loans to other real estate owned	$ 658,000	$ -

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Union Bank Company (“the Bank”).  The Bank has formed a wholly-owned subsidiary, UBC Investments, Inc. (“UBC”), to hold and manage its securities portfolio.  The operations of UBC are located in Wilmington, Delaware. The Bank has also formed a wholly-owned subsidiary, UBC Property, Inc., to hold and manage property acquired in lieu of foreclosure.  All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Corporation conform to generally accepted practices within the banking industry.  The Corporation considers all of its principal activities to be banking related.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

ASC 860-10 addresses accounting for transfers of financial assets.  Among other requirements, the ASC removes the concept of a qualifying special-purpose entity and removes the exception from applying consolidation of variable interest entities to qualifying special-purpose entities.  The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Among other things, ASC 860-10 applies to any transfer of financial assets, which for the Corporation primarily relates to loan participations sold.  The adoption of ASC 860-10 effective January 1, 2010 did not have any impact on the Corporation’s September 30, 2010 consolidated financial statements since the Bank has not sold any loan participations during the nine month period ended September 30, 2010.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures, which provides amendments to ASC 820-10 and is intended to improve disclosure requirements related fair value measurements.  The Update clarifies that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities measured at fair value.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  Reporting entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for fair value measurements falling within Level 2 or 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Information on fair value measurements is included in Note 7 to the consolidated financial statements.

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

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

Assets acquired:
Cash, net of final settlement paid to seller	$ 22,260,144
Loans	1,804,505
Bank premises	1,021,000
Goodwill	1,272,966
Core deposit intangible asset	286,000
$ 26,644,615

Deposits assumed	$ 26,644,615

Cash proceeds from the branch acquisition were used to fund $10.0 million of brokered certificates of deposit and $16.5 million of FHLB borrowings that matured during the second quarter of 2010.

The operating results of the branch subsequent to the acquisition are included in the Corporation’s consolidated financial statements.  The core deposit intangible asset is being amortized on a straight-line basis over a period of seven years.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of September 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government and agencies	$ 2,998	$ 3,015	$ 3,993	$ 3,983
Obligations of states and political subdivisions	46,498	48,896	46,757	47,829
Mortgage-backed	88,909	92,173	83,759	86,270
Other	502	521	502	504

Total	$ 138,907	$ 144,605	$ 135,011	$ 138,586

A summary of gross unrealized gains and losses on available-for-sale securities at September 30, 2010 and December 31, 2009 follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
U.S. Government and agencies	$ 17	$ -	$ -	$ 10
Obligations of states and political subdivisions	2,398	-	1,280	209
Mortgage-backed	3,277	13	2,757	245
Other	19	-	2	-

Total	$ 5,711	$ 13	$ 4,039	$ 464

NOTE 5 – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows for the nine month periods ended September 30, 2010 and 2009 (dollars in thousands):

	2010	2009
Unrealized holding gains on available-for-sale securities	$ 2,399	$ 4,656
Reclassification adjustments for securities gains realized in income	(276)	(130)

Net unrealized gains	2,123	4,526

Tax effect	722	1,539

Net-of-tax amount	$ 1,401	$ 2,987

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

NOTE 6 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033.  As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option.  Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.69% at September 30, 2010 and 3.75% at September 30, 2009.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures approximated $267,000 and $323,000 for the nine month periods ended September 30, 2010 and 2009, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 include available-for-sale securities, which are all valued using Level 2 inputs, and mortgage servicing rights, amounting to $826,558 at September 30, 2010 and $1,273,525 at December 31, 2009, which are valued using Level 3 inputs.  Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at September 30, 2010 and December 31, 2009 include other real estate owned, as well as impaired loans approximating $16,402,000 at September 30, 2010 and $11,947,000 at December 31, 2009 all of which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the periods presented due to the lack of observable quotes in inactive markets for those instruments at September 30, 2010 and December 31, 2009.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the nine month period ended September 30, 2010 and year ended December 31, 2009:

	September 30, 2010	December 31, 2009

Balance at beginning of period	$ 1,273,525	$ 703,388
Gains or losses, including realized and unrealized:
Disposals – amortization based on loan payments and payoffs	(221,249)	(237,463)
Purchases, issuances, and settlements	152,759	612,499
Other changes in fair value	(378,477)	195,101
Balance at end of period	$ 826,558	$ 1,273,525

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would typically include government bonds and exchange traded equities.  If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  The Corporation did not have any securities classified as Level 1 or Level 3 at September 30, 2010 or December 31, 2009.  There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at September 30, 2010 or December 31, 2009.

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

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less expected selling costs.  Such values are estimated primarily using appraisals and reflect a market value approach.  Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3.  In accordance with the provisions of ASC 360-10, other real estate owned was written down to its estimated fair value of $3,593,079, resulting in impairment charges of $150,656 which are included in earnings for the nine month period ended September 30, 2010.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.  Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at September 30, 2010 and December 31, 2009.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

NOTE  8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at September 30, 2010 and December 31, 2009 were as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying amount	Estimated value	Carrying amount	Estimated value
FINANCIAL ASSETS
Cash and cash equivalents	$ 37,728	$ 37,728	$ 27,380	$ 27,380
Securities, including Federal Home Loan Bank stock	149,499	149,499	143,480	143,480
Net loans	390,489	430,294	403,011	430,072
Mortgage servicing rights	827	827	1,274	1,274
	$ 578,543	$ 618,348	$ 575,145	$ 602,206
FINANCIAL LIABILITIES
Deposits	$ 498,463	$ 503,618	$ 469,668	$ 472,617
Other borrowings	50,604	54,049	77,907	80,649
Junior subordinated deferrable interest debentures	10,300	9,242	10,300	8,776
Other liabilities	4,207	4,291	4,251	4,341
	$ 563,574	$ 571,200	$ 562,126	$ 566,383

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments.  The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at September 30, 2010 and December 31, 2009 which relate to commitments to extend credit and letters of credit.  The contract amount of such financial instruments amounts to $67,278,000 at September 30, 2010 and $67,338,000 at December 31, 2009.  Such amounts are also considered to be the estimated fair values.

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

Securities:

The fair value of securities is determined based on quoted market prices of the individual securities; if not available, estimated fair value is obtained by comparison to other known securities with similar risk and maturity characteristics.  Such value does not consider possible tax ramifications or estimated transaction costs.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

NOTE  9 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after September 30, 2010 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2010 have been recognized in the consolidated financial statements for the period ended September 30, 2010.  Events or transactions that provided evidence about conditions that did not exist at September 30, 2010 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended September 30, 2010.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2010	2009	2010	2009
SIGNIFICANT RATIOS (Unaudited)
Net income to: Average assets (a) Average shareholders’ equity (a)	0.57% 6.30%	-0.51% -5.88%	0.47% 5.33%	0.43% 5.05%
Net interest margin (a)	3.94%	3.86%	3.85%	3.77%
Efficiency ratio (b)	54.35%	57.18%	60.40%	56.50%
Average shareholders’ equity to average assets	8.99%	8.73%	8.80%	8.57%
Loans to deposits (end of period)	79.87%	91.84%	79.87%	91.84%
Allowance for loan losses to loans (end of period)	1.92%	1.80%	1.92%	1.80%
Cash dividends to net income	58.76%	-66.47%	70.15%	77.87%

Book value per share	$ 16.36	$ 15.72	$ 16.36	$ 15.72

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended September 30, 2010, the Corporation reported net income of $879,000, or $0.26 basic earnings per share.  This compares to the third quarter of 2009 net loss of $777,000, or $(0.23) basic earnings per share.  The significant improvement in operating results for the third quarter of 2010 as compared to the same period in 2009 was primarily attributable to a $2,050,000 decrease in the provision for loan losses and a $398,000 increase in non-interest income offset by the related income tax effects of these items.

Net income for the nine-months ended September 30, 2010 totaled $2,210,000, or $0.64 basic earnings per share compared to $1,990,000, or $0.58 basic earnings per share for the same period in 2009.  Compared with the same period in 2009, net income increased $220,000 or 11.1%.  The increase for the nine month period ended September 30, 2010, as compared to the nine month period ended September 30, 2009, was primarily the result of a decrease in the provision for loan losses of $1,225,000 and an increase in net interest income of $612,000, offset by a decrease in non-interest income of $1,001,000, an increase in non-interest expenses of $532,000, and an $84,000 increase in the provision for income taxes.  The significant decrease in non-interest income was primarily attributable to a $738,000 decrease in gain on sale of loans, and $434,000 impact of the change in fair value of mortgage servicing rights, offset by a $146,000 increase in gain on sales of securities.

Net Interest Income

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income.  Net interest income was $5,420,000 for the third quarter of 2010, compared to $5,255,000 for the same period of 2009, an increase of $165,000 (3.2%).  Net interest income was $16,049,000 for the first nine months of 2010 compared to $15,436,000 for the same period of 2009, an increase of $612,000 (4.0%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the quarterly and nine month periods ended September 30, 2010, the net interest margin (on a taxable equivalent basis) was 3.94% and 3.85%, respectively, compared with 3.86% and 3.77% for the same periods in 2009.

Deposits comprised 85% of average interest-bearing liabilities for the nine month period ended September 30, 2010, compared to 82% for the same period in 2009.  This change in the composition of interest-bearing liabilities, coupled with a lower overall interest rate environment, resulted in the Corporation’s cost of funds being 1.78% for the first nine months of 2010 compared to 2.49% for the same period in 2009.  This decrease in cost of funds more than offset the impact on the net interest margin of the decrease in the yield of interest-earning assets (5.45% for the first nine months of  2010 compared to 5.99% for the same period of 2009).

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets.  A $1,900,000 provision for loan losses was made for the third quarter of 2010 compared to a $3,950,000 provision for the same period in 2009.  A $4,500,000 provision for loan losses was made for the nine month period ended September 30, 2010 compared to a $5,725,000 provision for the same period in 2009. While the Corporation experienced a significant decrease in the provision for loan losses for both the quarterly and nine month periods ended September 30, 2010, as compared to the same periods in 2009, both the quarterly and nine month periods in 2009 were significantly impacted by the deterioration of one large commercial credit which resulted in an additional provision for loan losses of $3.0 million during the third quarter of 2009.  Throughout 2010, the provision for loan losses has been affected by an increase in the level of classified credits as well as the loss rates applied to both non-impaired watch list credits and non-watch list credits. See “Allowance for Loan Losses” under Financial Condition and “Overview of the Income Statement” under Results of Operations for further discussion relating to the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees, earnings on life insurance policies, income arising from sales of investment products to customers, and occasional security sale transactions.  Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter.  For the quarter ended September 30, 2010, non-interest income was $1,246,000, compared to $847,000 for the third quarter of 2009, a $398,000 (47.1%) increase.  For the nine month period ended September 30, 2010, non-interest income was $2,416,000 compared to $3,417,000 for the same period in 2009, a $1,001,000 (29.3%) decrease.

Gain on sales of loans amounted to $286,000 for the quarter ended September 30, 2010, compared to $241,000 for the third quarter of 2009, an increase of $45,000.  Quarterly gains on sale of loans included capitalized servicing rights of $97,000 and $107,000 for the periods ended September 30, 2010 and 2009, respectively.  Gain on sales of loans amounted to $475,000 for the nine months ended September 30, 2010 compared to $1,213,000 for the comparable period in 2009, a decrease of $738,000.  Gain on sale of loans for the nine month periods included capitalized servicing rights of $153,000 in 2010 and $550,000 in 2009.  The significant decrease in gain on sale of loans corresponds with the decrease in loan sales activity.  Loan sales for the first nine months of 2010 were $20.1 million, compared to $56.0 million for the first nine months of 2009.

The fair value of mortgage servicing rights increased $19,000 for the quarter ended September 30, 2010, compared to a $114,000 decrease for the quarter ended September 30, 2009.   For the nine-month period ended September 30, 2010, there was a decrease in fair value of mortgage servicing rights of $378,000, compared to an increase in fair value of mortgage servicing rights of $55,000 for the nine months ended September 30, 2009.  The decrease in fair value was largely attributable to accelerated prepayment speed assumptions as a result of declining long-term interest rates. Amortization of mortgage servicing rights, which is reported as a reduction of servicing income (other non-interest income in the accompanying condensed consolidated statements of income), amounted to $221,000 for the nine months ended September 30, 2010, compared to $210,000 for the nine months ended September 30, 2009.

During the third quarter of 2010, as part of its asset/liability management strategy, the Corporation sold $10.0 million of securities with long-term maturities resulting in a gain on sale of $275,000.  These securities primarily consisted of mortgage-backed securities and were sold in response to unanticipated changes in long-term interest rates.

Other non-interest income increased $25,000 (1.2%) to $2,044,000 for the nine month period ended September 30, 2010, compared to $2,018,000 for the nine month period ended September 30, 2009.

Non-Interest Expenses

For the quarter ended September 30, 2010, non-interest expenses were $3,763,000, compared to $3,638,000 for the third quarter of 2009, a $125,000 (3.4%) increase.  For the nine-month period ended September 30, 2010, non-interest expenses totaled $11,619,000, compared to $11,086,000 for the comparable period of 2009, an increase of $533,000 (4.8%).  The increase in non-interest expenses for the nine month period ended September 30, 2010 as compared to 2009 included a $56,000 (1.0%) increase in salaries and benefits, a $34,000 (3.2%) increase in occupancy expense and a $443,000 (11.3%) increase in other non-interest expenses. The $443,000 increase in other non-interest expenses includes increases of $526,000 relating to other real estate owned and related asset management costs; $82,000 in advertising, $53,000 in consulting expenses, $76,000 in ATM processing expenses,  $101,000 in miscellaneous losses; and $71,000 in miscellaneous expenses, offset by a $306,000 decrease in FDIC premium expenses and a $106,000 net decrease in deposit premium amortization.  The increase in consulting expense is primarily related to the Findlay branch acquisition described in Note 3 to the consolidated financial statements. The increase in other real estate owned and related asset management costs is attributable to the significant increase in other real estate owned and includes $151,000 of impairment charges taken during the first nine months of 2010, as well as $29,000 of losses recognized on sale of OREO properties.  The decrease in FDIC expenses resulted from the 2009 one-time industry-wide special assessment that was expensed during the second quarter.  Deposit premium amortization decreased as a result of the Pemberville and Gibsonburg deposit premium being fully amortized in March, 2010.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  For the quarter ended September 30, 2010, the Corporation’s efficiency ratio was 54.35%, compared to 57.18% for the same period of 2009.  For the nine month period ended September 30, 2010, the Corporation’s efficiency ratio was 60.40%, compared to 56.50% for the same period of 2009.

Provision (Credit) for Income Taxes

The provision (credit) for income taxes for the quarter ended September 30, 2010 was $123,000, compared to $(709,000) for the comparable 2009 period.  The provision for income taxes for the nine month period ended September 30, 2010 was $136,000, or 5.8% of income before income taxes, compared to $52,000, or 2.5%, for the comparable 2009 period. The unusually low effective tax rate for the nine months ended September 30, 2010 was due to tax exempt income from securities and loans, as well as bank-owned life insurance comprising approximately 81%  of the Corporation’s income before income taxes.

Return on Assets

Return on average assets was 0.57% for the third quarter of 2010, compared to (0.51%) for the third quarter of 2009. For the nine month period ended September 30, 2010, return on average assets was 0.47%, compared to 0.43% for the same period of 2009.  The return on average assets was adversely impacted by the Findlay branch acquisition

Return on Equity

Return on average shareholders’ equity for the third quarter of 2010 was 6.30%, compared to (5.88%) for the same period of 2009.  Return on average equity for the nine months ended September 30, 2010 was 5.33%, compared to 5.05% for the same period in 2009.

The Corporation and Bank met all regulatory capital requirements as September 30, 2010, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $619.9 million at September 30, 2010, compared to $616.4 million at December 31, 2009, an increase of $3.5 million, or 0.6%.  The increase in total assets was primarily the result of increases in total cash and cash equivalents of $10.3 million (37.8%), and available-for-sale securities of $6.0 million (4.3%), offset by a decrease of $11.5 million (2.8%) in gross loans (excluding the impact of the Findlay branch acquisition).  Deposits during this same period increased $2.2 million, or .5% (excluding the impact of the Findlay branch acquisition) and other borrowings, consisting of Federal Home Loan Bank (FHLB) borrowings, and customer repurchase agreements, decreased $27.3 million (35.0%).

Shareholders’ equity increased from $54.3 million at December 31, 2009 to $56.4 million at September 30, 2010.  This increase was the result of net income ($2,210,000), the issuance of 1,123 treasury shares under the Corporation’s Employee Stock Purchase Plan ($18,000), and a $1,401,000 increase in unrealized securities gains, net of tax, offset by the payment of dividends ($1,550,000).  The increase in unrealized securities gains during the nine month period ended September 30, 2010, was the result of customary and expected changes in the bond market.  Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $37.7 million at September 30, 2010, compared to $27.4 million at December 31, 2009. Cash and cash equivalents at September 30, 2010 includes interest-bearing deposits in other banks of $29.9 million compared to $18.8 million at December 31, 2009.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

At September 30, 2010, available-for-sale securities totaled $144.6 million, an increase of $6.0 million from December 31, 2009.  At September 30, 2010, the amortized cost of the Corporation’s securities totaled $138.9 million, resulting in net unrealized gains of $5.7 million and a corresponding after tax increase in shareholders’ equity of $3.8 million.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans totaled $398.1 million at September 30, 2010, compared to $407.8 million at December 31, 2009, a decrease of $9.7 million (2.4%).  The Bank has continued to experience soft loan demand in its lending markets.  The decrease in loan balances during the first nine months of 2010 resulted primarily from a decline in loan origination activity, normal pay downs and runoff on current loans, and a continued focus by the Bank’s credit administration department to identify and dispose of or reduce problem credits.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009, respectively:

	(dollars in thousands)

	2010	2009
Balance, beginning of period	$4,804	$3,198
Provision for loan losses	4,500	5,725

Charge offs	(2,058)	(1,691)
Recoveries	390	232
Net charge offs	(1,668)	(1,459)

Balance, end of period	$7,636	$7,464

The allowance for loan losses as a percentage of gross loans was 1.92% at September 30, 2010 and 1.18% at December 31, 2009.  The increase in the allowance for loan losses as a percentage of gross loans is attributable to the higher level of charge-offs experienced by the Bank over the past few years, a continued decline in the overall loan portfolio as evidenced by the level of classified credits, and continued concerns with the prolonged economic downturn.

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

Loans on non-accrual status amounted to $20.0 million and $12.9 million at September 30, 2010 and December 31, 2009, respectively.  During the nine month period ended September 30, 2010, the Bank financed several OREO properties.  As a result, non-accrual loans include $1.2 million of performing loans that forbid the accrual of interest until a minimum principal amount is paid by the borrowers.  Non-accrual loans as a percentage of outstanding loans amounted to 5.0% at September 30, 2010, compared to 3.2% at December 31, 2009.

The Bank considers a loan to be impaired when it becomes probable that the Bank will be unable to collect under the contractual terms of the loan, based on current information and events.  Impaired loans, principally consisting of commercial and commercial real estate credits, amounted to $18.8 million at September 30, 2010 and $13.2 million at December 31, 2009.  Impaired loans at September 30, 2010 and December 31, 2009, included $4.3 million and $8.2 million, respectively of loans with no specific reserves included in the allowance for loan losses and $12.1 million and $5.0 million, respectively of loans with specific reserves of $1.7 million and $1.2 million included in the Bank’s September 30, 2010 and December 31, 2009 allowance for loan losses.

In addition to impaired loans, the Bank had other potential problem credits of $34.2 million at September 30, 2010 and $28.0 million at December 31, 2009.  The Bank’s credit administration department continues to closely monitor these credits.

The Bank provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan-charge off experience.  The Bank has experienced $1.7 million of net loan charge-offs during the first nine months of 2010 compared to net loan charge-offs of $5.9 million in 2009, $1.2 million in 2008, and $668,000 in 2007, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios.  The Bank also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.  Consequently, the loss rates applied to these loans have increased as a result of the increase in the Bank’s historic net loan charge-offs.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $498.5 million, or 89.1% of the Corporation’s funding sources at September 30, 2010.  Total deposits increased $28.8 million during the nine months ended September 30, 2010, including $26.6 million of deposits acquired as a result of the Findlay branch acquisition.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 9.5% total deposits at September 30, 2010, compared to 9.7% at December 31, 2009 and 9.3% at September 30, 2009.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $44.6 million at September 30, 2010 and $66.1 million at December 31, 2009, and customer repurchase agreements totaling $6.0 million and $11.8 million at September 30, 2010 and December 31, 2009, respectively.  During the third quarter of 2010, the Bank repaid $10.0 million of FHLB borrowings using a portion of the cash received upon assumption of deposits in the Findlay branch acquisition.  The Corporation also has outstanding junior subordinated deferrable interest debentures of $10.3 million at September 30, 2010 and December 31, 2009.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the nine month period ended September 30, 2010, the Corporation had net income of $2,210,000 and declared dividends of $1,550,000, resulting in a dividend payout ratio of 70.1% of net income.  Management and the Board will continue to closely monitor the relationship between dividends declared and the Corporation’s equity and net income levels.

The increase in net unrealized gains on available-for-sale securities, net of income taxes, was $1,401,000 and $2,987,000 for the nine months ended September 30, 2010 and 2009, respectively.  Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

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

The Corporation manages interest rate risk to minimize the impact of fluctuating interest rates on earnings.  The Corporation uses simulation techniques that attempt to measure the volatility of changes in the level of interest rates, basic banking interest rate spreads, the shape of the yield curve, and the impact of changing product growth patterns.  The primary method of measuring the sensitivity of earnings of changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit re-pricing to more accurately reflect anticipated pricing behavior.  These simulations include adjustments for the lag in prime loan re-pricing and the spread and volume elasticity of interest-bearing deposit accounts, regular savings and money market deposit accounts.

The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates.  The Corporation closely monitors the sensitivity of its assets and liabilities on an ongoing basis and projects the effect of various interest rate changes on its net interest margin.  Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or re-price within a designated time frame.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment.  During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power.  In the commercial banking industry, monetary assets typically exceed monetary liabilities.  The Bank has not experienced a significant level of inflation or deflation during the nine month period ended September 30, 2010.  However, because of the depressed national real estate market and sluggish local economy, the Bank has experienced declines in the value of collateral securing commercial and non-commercial real estate loans.  Management continues to closely monitor these trends in calculating the Bank’s allowance for loan losses.

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

the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Corporation and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control over Financial Reporting.

There were no significant changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1:  Legal Proceedings.

There are no pending legal proceedings to which the Corporation or its subsidiaries are a party or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiaries are a party incident to the banking business.  None of such proceedings are considered by the Corporation to be material.

Item 1A:  Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report.  The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended September 30, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

07/01/10 -
07/31/10	None	None	302,058	97,942

08/01/10 -
08/31/10	None	None	302,058	97,942

09/01/10 -
09/30/10	None	None	302,058	97,942

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

UNITED BANCSHARES, INC.

Date:	November 15, 2010	By:/s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED SEPTEMBER 30, 2010

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