Form 10-K
period 2010-12-31
UNITED BANCSHARES INC/OH
filed 2011-03-30
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934, as amended

For the fiscal year ended December 31, 2010

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

Yes         No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ____     Accelerated filer ____     Non-accelerated filer ____     Smaller Reporting Company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes           No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant, was $32,290,172, based upon the last sales price as quoted on the Nasdaq National Market as of June 30, 2010.

The number of shares of Common Stock, no par value outstanding as of January 29, 2011: 3,445,278.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2010 are incorporated by reference into Part II.  Portions of the Proxy Statement dated March 30, 2011 for the 2011 Annual Meeting of Shareholders to be held on April 27, 2011 are incorporated by reference into Part III.

PART I

Item 1.

Business

General

United Bancshares, Inc. (the “Corporation”), an Ohio corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation was incorporated and organized in 1985.  The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.  The Corporation is a one-bank holding company, through its wholly-owned subsidiary, The Union Bank Company, Columbus Grove, Ohio (“Bank”) as that term is defined by the Federal Reserve Board.  As of December 31, 2010, the Corporation employed approximately 150 employees.

United Bancshares, Inc. has traded its common stock on the NASDAQ Global Market under the symbol “UBOH” since March 2001.

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

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and the Corporation.  Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “may”, “should”, “will”, “is likely”, or is “probably” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Corporation or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “going forward”, “starting” and variations of such words and similar expressions.  Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  These statements include, among others, statements related to real estate valuation, future levels of non-performing loans, the rate of asset dispositions, dividends, future growth and funding sources, future liquidity levels, future profitability levels, the effects on earnings of changes in interest rates and the future level of other revenue sources.  Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill and mortgage servicing rights), deferred tax assets, other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment), involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking.  All of the information concerning interest rate sensitivity is forward-looking.  Management's assumptions regarding pension and other post retirement plans involve judgments that are inherently forward-looking.  Our ability to successfully implement new programs and initiatives, increase efficiencies, respond to declines in collateral values and credit quality, maintain our current level of deposits and other sources of funding, and improve profitability is not entirely within our control and is not assured.  The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and the Corporation, specifically, are also inherently uncertain.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence.  Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

General Description of Bank Subsidiary

The Bank is engaged in the business of commercial banking.  The Bank is an Ohio state-chartered bank, which serves the Ohio counties of Allen, Hancock, Putnam, Sandusky, Van Wert and Wood, with office locations in Bowling Green, Columbus Grove, Delphos, Findlay, Gibsonburg, Kalida, Leipsic, Lima, Ottawa, and Pemberville, Ohio.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law, which, in part, permanently raises the current standard maximum deposit insurance amount to $250,000.  On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities.  Under the final rule, a noninterest-bearing transaction account is defined as a deposit account where interest is neither accrued nor paid; depositors are permitted to make an unlimited number of transfers and withdrawals; and the bank does not reserve the right to require advance notice of an intended withdrawal.

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

Statistical Financial Information Regarding the Corporation

The following schedules and table analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiary, as required under Securities Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation, both of which are included in the 2010 Annual Report.

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

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.

The following are the average balance sheets for the years ended December 31:

ASSETS	2010	2009	2008
	(dollars in thousands)
Interest-earning assets
Securities (1)
Taxable	$101,132	$91,409	$87,800
Non-taxable	48,616	47,964	45,616
Interest bearing deposits	33,357	18,185	21,456
Federal funds sold	210	110	6,656
Loans (2)	398,378	417,913	400,823
Total interest-earning assets	581,693	575,581	562,351
Non-interest-earning assets
Cash and due from banks	7,202	7,278	6,863
Premises and equipment, net	9,823	9,222	7,870
Accrued interest receivable and other assets	32,885	25,576	26,235
Allowance for loan losses	(6,322)	(4,714)	(2,570)

	$625,281 =======	$612,943 =======	$600,749 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$172,224	$127,494	$114,643
Time deposits	273,418	293,407	287,297
Federal funds purchased	-	-	8
Junior subordinated deferrable interest debentures	10,300	10,300	10,300
Other borrowings	61,918	81,162	94,844
Total interest-bearing liabilities	517,860	512,363	507,092
Non-interest-bearing liabilities
Demand deposits	47,447	41,841	39,157
Accrued interest payable and other liabilities	4,128	5,877	4,705

Shareholders' equity (3)	55,846	52,862	49,795

	$625,281 =======	$612,943 =======	$600,749 =======

(1)

Securities include securities available-for-sale, which are carried at fair value, and Federal Home Loan Bank (FHLB) stock carried at cost.  The average balance includes monthly average balances of market value adjustments and daily average balances for the amortized cost of securities.

(2)

Loan balances include principal balances of non-accrual loans and loans held for sale.

(3)

Shareholders’ equity includes average net unrealized appreciation (depreciation) on securities available-for-sale, net of tax.

(4)

Financial data for 2010 includes the impact of the March 2010 Findlay branch acquisition, as described in Note 3 to the consolidated financial statements included in Exhibit 13.

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

B.

The following tables set forth, for the years indicated, the condensed average balances of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.

	2010 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities (1)
Taxable	$ 101,132	$ 3,930	3.89%
Non-taxable (2)	48,616	3,011	6.19%
Loans (3, 4)	398,378	24,320	6.10%
Other	33,567	78	0.23%
Total interest-earning assets	$ 581,693	$ 31,339	5.39%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$ 172,224	$ 600	0.35%
Time deposits	273,418	5,638	2.06%
Junior subordinated deferrable interest debentures	10,300	354	3.44%
Other borrowings	61,918	2,367	3.82%
Total interest-bearing liabilities	$ 517,860	$ 8,959	1.73%

Net interest income, tax equivalent basis		$ 22,380 ======
Net interest income as a percent of average interest-earning assets			3.85% =====

(1)

Securities include securities available-for-sale, which are carried at fair value, and FHLB stock carried at cost.  The average balance includes monthly average balances of market value adjustments and daily average balances for the amortized cost of securities.

(2)

Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)

Loan balances include principal balance of non-accrual loans.

(4)

Interest income on loans includes fees of $867,535.

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

(1)

Securities include securities available-for-sale, which are carried at fair value, and FHLB stock carried at cost.  The average balance includes monthly average balances of market value adjustments and daily average balances for the amortized cost of securities.

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
Securities (1)
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

(1)

Securities include securities available-for-sale, which are carried at fair value, and FHLB stock carried at cost.  The average balance includes monthly average balances of market value adjustments and daily average balances for the amortized cost of securities.

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

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.

	2010/2009
	Total	Variance Attributable To
	Variance	Volume	Rate
INTEREST INCOME	(dollars in thousands)
Securities -
Taxable	$ (329)	$ 424	$ (753)

Non-taxable	(15)	41	(56)

Loans	(2,247)	(1,215)	(1,032)
Other	35	35	-

	(2,556)	(715)	(1,841)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	135	157	(22)

Time deposits	(2,699)	(537)	(2,162)

Junior subordinated deferrable interest debentures	(56)	--	(56)

Other borrowings	(738)	(736)	(2)

	(3,358)	(1,116)	(2,242)

NET INTEREST INCOME	$ 802 ==========	$ 401 =======	$ 401 ======

I.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2009/2008
	Total	Variance Attributable To
	Variance	Volume	Rate
INTEREST INCOME	(dollars in thousands)
Securities -
Taxable	$ 50	$ 170	$ (120)

Non-taxable	129	148	(19)

Loans	(2,104)	1,185	(3,289)
Other	(373)	(109)	(264)

	(2,298)	1,394	(3,692)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	(476)	96	(572)

Time deposits	(1,837)	212	(2,049)

Federal funds purchased	(217)	--	(217)

Junior subordinated deferrable interest debentures	(948)	(549)	(399)

Other borrowings	(3,478)	(241)	(3,237)

NET INTEREST INCOME	$ 1,180 ==========	$ 1,635 =======	$ (455) ======

II.

INVESTMENT PORTFOLIO

A.

The carrying amounts of securities available-for-sale as of December 31 are summarized as follows:

	2010	2009	2008
	(dollars in thousands)
U.S. Government agency securities	$ -	$ 3,983	$ -
Obligations of states and political subdivisions	47,298	47,829	46,522
Mortgage-backed securities	92,633	86,270	89,476
Other	509	504	500
	$140,440 =======	$138,586 =======	$136,498 =======

The above excludes Federal Home Loan Bank stock amounting to $4,893,800 in 2010, 2009 and 2008.

B.

The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2010 are as follows (1):

		Maturing
	Within One Year	After One year But Within Five Years	After Five Years But Within Ten Years	After Ten Years
	(dollars in thousands)
Obligations of states and political Subdivisions	$ 848	$ 7,651	$ 7,012	$ 31,787
Mortgage-backed securities (2)	-	306	6,302	86,025

	$ 848 ======	$ 7,957 ======	$ 13,314 ======	$117,812 =======

		Weighted Average Yield

Obligations of states and political subdivisions	4.92%	3.95%	4.49%	4.36%
Mortgage-backed securities (2)	-	4.78%	4.45%	4.30%

Total	4.92% ======	3.99% ======	4.47% ======	4.31% ======

(1)

Table excludes Federal Home Loan Bank stock and $509,000 of securities having no maturity date.

(2)

Maturity based upon estimated weighted-average life.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.

There were no securities which exceeded 10% of shareholders’ equity at December 31, 2010.

III.

LOAN PORTFOLIO

A.

Types of Loans – Total loans, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	2010	2009	2008	2007	2006
	(dollars in thousands)
Commercial and agricultural	$263,832	$286,485	$268,433	$222,566	$198,768
Real estate mortgage	111,562	107,515	130,289	110,770	105,018
Consumer loans to individuals	8,513	13,815	19,663	26,224	31,763
	$ 383,907 =======	$ 407,815 =======	$ 418,385 =======	$ 359,560 =======	$ 335,549 =======

Real estate mortgage loans include real estate construction loans of $6.5 million in 2010, $4.8 million in 2009, $20.9 million in 2008, $18.0 million in 2007, and $11.9 million in 2006.  There were no lease financing receivables in any year.

CONCENTRATIONS OF CREDIT RISK – The Corporation’s depository institution subsidiary grants commercial, real estate, installment, and credit card loans to customers primarily located in Northwestern and West Central Ohio.  Commercial loans include loans collateralized by business assets and agricultural loans collateralized by crops and farm equipment.  As of December 31, 2010, commercial and agricultural loans make up 68.72% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses.  As of December 31, 2010, real estate mortgage loans make up 29.06% of the loan portfolio and are collateralized by first mortgages on residential real estate.  As of December 31, 2010, consumer loans to individuals make up 2.22% of the loan portfolio and are primarily collateralized by consumer assets.

B.

Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2010 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing	Commercial and Agricultural
(dollars in thousands)

Within one year	$ 53,253
After one year but within five years	38,975
After five years	171,604
$ 263,832 =======

III.

LOAN PORTFOLIO (CONTINUED)

Interest Sensitivity
	Fixed Rate	Variable Rate	Total
(dollars in thousands)
Due after one year but within five years	$ 28,517	$ 10,458	$ 38,975
Due after five years	7,498	164,106	171,604
	$ 36,015 ======	$174,564 =======	$210,579 =======

C.

Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans – The following table summarizes non-accrual, past due, restructured and impaired loans at December 31:

	2010	2009	2008	2007	2006
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$16,497	$12,937	$3,074	$2,613	$2,601
(b) Loans contractually past due 90 days or more as to interest or principal payments and still accruing interest	126	2,456	2,387	824	556
(c) Loans not included in (a) or (b) which are "Troubled Debt Restructurings" as defined by accounting principles generally accepted in the United States of America	3,092	--	--	--	--

	$19,715 ======	$15,393 ======	$5,461 =====	$3,437 =====	$3,157 =====

The following is reported for the year ended December 31:

	2010	2009	2008	2007
(dollars in thousands)

Gross interest income that would have been recorded on non- accrual loans outstanding if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period

	$ 987	$ 1,015	$ 259	$ 217

Interest income actually recorded on non-accrual loans and included in net income for the period	--	--	--	--

Interest income not recognized during the period	$ 987 ======	$ 1,015 ======	$ 259 ======	$ 217 ======

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

2.

Potential problem loans

As of December 31, 2010, in addition to the $19,715,000 of loans reported under Item III. C, there are approximately $26,389,000 of other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III. C at some future date.  Consideration was given to loans classified for regulatory purposes as substandard or special mention that have not been disclosed in Item III. C above.

3.

Foreign outstandings

None.

4.

Loan concentrations

At December 31, 2010, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated $65,818,000.  At December 31, 2010, there were seven borrowers with loans totaling $3,623,000 in agricultural commercial loans, which were accounted for on a non-accrual basis; and there were no accruing agricultural commercial loans which were contractually past due 90 days or more as to interest or principal payments.

D.

Other interest-bearing assets

As of December 31, 2010, there were no other interest-bearing assets that are required to be disclosed.

IV.

SUMMARY OF LOAN LOSS EXPERIENCE

A.

The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2010	2009	2008	2007	2006
LOANS	(dollars in thousands)
Loans outstanding at end of period (1)	$ 383,907 =======	$ 407,815 =======	$ 418,385 =======	$ 359,560 =======	$ 335,549 =======
Average loans outstanding during period (1)	$ 398,378 =======	$ 417,913 =======	$ 400,823 =======	$ 345,532 =======	$ 323,802 =======
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$ 4,804	$ 3,198	$ 2,233	$ 2,275	$ 2,540
Loans charged off - Commercial and agricultural	(3,107)	(5,471)	(512)	(215)	(261)
Real estate mortgage	(494)	(431)	(85)	(162)	(104)
Consumer loans to individuals	(223)	(366)	(942)	(546)	(453)
	(3,824)	(6,268)	(1,539)	(923)	(818)
Recoveries of loans previously charged off -
Commercial and agricultural	282	53	40	28	69
Real estate mortgage	95	17	7	10	34
Consumer loans to individuals	110	279	262	218	110
	487	349	309	256	213
Net loans charged off	(3,337)	(5,919)	(1,230)	(667)	(605)
Provision for loan losses	6,550	7,525	2,195	625	340

Balance at end of period	$8,017 =====	$4,804 =====	$3,198 =====	$2,233 =====	$2,275 =====

Ratio of net charge-offs during the period to average loans outstanding during the period	0.84% =====	1.42% =====	0.31% =====	0.19% =====	0.19% =====

(1)

Including loans held for sale.

The amount of loan charge-offs and recoveries fluctuate from year to year due to various factors relating to the condition of the general economy and specific business segments.  The 2010 loan charge-offs included nine commercial or agricultural credits aggregating $1,866,120, with the largest individual charge-off being $585,000.  The 2009 loan charge-offs included one commercial credit amounting to $3,600,000 whose business operations ceased during the fourth quarter of 2009.  The Bank incurred $231,000 of additional charge-offs in 2010 related to the credit. In addition, 2009 net-loan charge-offs included five other commercial and/or commercial real estate credits aggregating $1,548,000, with the largest individual credit charge-off being $775,000.  Net loan charge-offs in 2008 included four commercial or commercial real estate credits in excess of $100,000 aggregating $690,000. There were no individual net loan charge-offs in 2007 that exceeded $100,000.

IV.

SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

The Corporation recognized a provision for loan losses of $6,550,000 in 2010.  The significant increase in the provision for loan losses in 2010 and 2009, as compared to previous years, was attributable to the increase in net loan charge-offs, as well as an increase in problem and potential problem credits.  Problem and potential problem loans aggregated $46.1 million at December 31, 2010 compared to $41.2 million at December 31, 2009.  The Corporation will continue to monitor the credit quality of its loan portfolio, and especially the quality of those credits identified as problem or potential problem credits, to ensure the allowance for loan losses is maintained at an appropriate level.

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

IV.

SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

B.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	(dollars in thousands)
	December 31, 2010		December 31, 2009
Commercial and agricultural	$ 7,134	68.7%	$ 3,714	70.2%
Real Estate mortgages	323	29.1%	379	26.4%
Consumer loans to individuals	125	2.2%	277	3.4%
Unallocated	435	N/A	434	N/A
	$ 8,017 ======	100.0% ======	$ 4,804 ======	100.0% ======

	December 31, 2008		December 31, 2007
Commercial and agricultural	$ 2,454	64.2%	$ 1,350	61.9%
Real Estate mortgages	271	31.1%	295	30.8%
Consumer loans to individuals	386	4.7%	377	7.3%
Unallocated	87	N/A	211	N/A
	$ 3,198 ======	100.0% ======	$ 2,233 ======	100.0% ======

	December 31, 2006
Commercial and agricultural	$ 1,426	59.2%
Real Estate mortgages	406	31.3%
Consumer loans to individuals	385	9.5%
Unallocated	58	N/A
	$ 2,275 ======	100.0% ======

The allowance for loan losses at December 31, 2010 included specific reserves for impaired loans amounting to $692,000 compared to $1,229,000 at December 31, 2009.  The allowance amount for loan losses allocated to commercial and agricultural loans increased significantly in 2010.  The increase is primarily attributable to higher loss rates due to recent charge-off experience as well as the increase in the level of criticized assets.

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

A.&B.

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	(dollars in thousands)
	2010 Average Amount	2010 Average Rate	2009 Average Amount	2009 Average Rate

Savings and interest- bearing demand deposits	$ 172,224	0.35%	$ 127,494	0.36%
Time deposits	273,418	2.06%	293,407	2.84%
Demand deposits (non-interest bearing)	47,447	--	41,841	--
	$ 493,089 =======		$ 462,742 =======

	2008 Average Amount	2008 Average Rate

Savings and interest- bearing demand deposits	$ 114,643	0.82%
Time deposits	287,297	3.54%
Demand deposits (non-interest bearing)	39,157	--
	$ 441,097 =======

C.&E.

There were no foreign deposits in any periods presented.

V.

DEPOSITS (CONTINUED)

D.

Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2010 are summarized as follows:

Three months or less	$ 12,120
Over three months and through six months	12,182
Over six months and through twelve months	16,792
Over twelve months	39,697

$ 80,791 =======

VI.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2010	2009	2008
(dollars in thousands)

Average total assets	$ 625,281 =======	$ 612,943 =======	$ 600,749 =======
Average shareholders' equity (1)	$ 55,846 =======	$ 52,862 =======	$ 49,795 =======
Net income	$ 2,808 =======	$ 2,883 =======	$ 4,419 =======
Cash dividends declared	$ 1,550 =======	$ 2,066 =======	$ 2,065 =======

Return on average total assets	0.45% ======	0.47% ======	0.74% ======

Return on average shareholders' equity	5.03% ======	5.45% ======	8.87% ======

Dividend payout ratio (2)	55.20% ======	71.66% ======	46.73% ======
Average shareholders' equity to average total assets	8.93%	8.62%	8.29%
	======	======	======

(1)

Average shareholders’ equity includes average unrealized gains or losses on securities available-for-sale.

(2)

Dividends declared divided by net income.

VII.

SHORT-TERM BORROWINGS

The Bank has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs.  At December 31, 2010, the Bank did not have any federal funds purchased, out of the $6.7 million available under such lines.  The Bank also uses repurchase agreements as a source of funds.  These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements.  At December 31, 2010, the Bank had $11,200,000 of repurchase agreements.

The following table sets forth the maximum month-end balance for the Bank’s outstanding short-term borrowings (federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest for 2010, 2009, and 2008.

	2010	2009	2008
	(dollars in thousands)

Balance at year-end	$11,178	$11,756	$ 5,588
Maximum balance at month-end during the period	11,178	11,756	11,043
Average balance	6,693	5,659	5,373
Weighted average interest rate	0.56%	0.67%	0.68%

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

  The Corporation is Subject to Lending Risk

There are inherent risks associated with the Corporation’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates as well as those across the State of Ohio, the United States and abroad. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Corporation is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Corporation to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against the Corporation.

The Corporation’s level of non-performing loans has increased over the past couple of years, which could result in a net loss of earnings from these loans, an increase in the provision for possible loans losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

  The Corporation is subject to liquidity risk in its operations, which could adversely affect the ability to fund various obligations.

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, capitalize on growth opportunities as they arise, or pay dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances.  Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operation and access to other funding sources.  Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or regulatory action that limits or eliminates our access to alternate funding sources. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

Changes in accounting standards could impact the Corporation’s reported earnings.

Current accounting and tax rules, standards, policies and interpretations influence the methods by which financial institutions conduct business and govern financial reporting and disclosures.  These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.  Events that may not have a direct impact on the Corporation, such as bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities Exchange Commission, the Public Company Accounting Oversight Board and various taxing authorities, responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies and interpretations.  New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future.  The Corporation’s financial condition and results of operations may be adversely affected by a change in accounting standards.

  The Corporation’s Allowance for Loan Losses May Be Insufficient

The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require a potentially significant increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Corporation will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations.

  Prepayments of loans may negatively impact our business.

Generally, customers of the Bank may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within such customers’ discretion. If customers prepay the principal amount of their loans, and the Bank is unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, the Bank’s interest income will be reduced. A significant reduction in interest income could have a negative impact on the Corporation’s results of operations and financial condition.

  The Corporation may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

We generally sell the fixed rate long-term residential mortgage loans we originate on the secondary market and retain adjustable rate mortgage loans for our portfolios. In response to the financial crisis, we believe that purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser's purchase criteria. As a result, we may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims. If we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations would be negatively affected, and would lower our capital ratios as a result of increasing assets and lowering income through expenses and any loss incurred.

  The recently enacted Dodd-Frank Act may adversely impact the Corporation’s results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), was signed into law by President Obama.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact our business.  Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact our results of operations, financial condition or liquidity.

  If the Corporation is required to write-down goodwill and other intangible assets, its financial condition and results of operations would be negatively affected.

A substantial portion of the value of the merger consideration paid in connection with recent branch acquisitions was allocated to goodwill and other intangible assets on the Corporation’s consolidated balance sheet. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. The Corporation is required to conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired.

Goodwill is tested for impairment annually in the fourth quarter. An impairment test also could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Examples of those events or circumstances would include a significant adverse change in business climate; a significant unanticipated loss of customers or assets under management; an unanticipated loss of key personnel; a sustained period of poor investment performance; a significant loss of deposits or loans; a significant reduction in profitability; or a significant change in loan credit quality.

The Corporation cannot assure that it will not be required to take an impairment charge in the future. Any material impairment charge would have a negative effect on the Corporation’s financial results and shareholders’ equity.

  The Corporation’s Profitability Depends Significantly on Economic Conditions in the State of Ohio

The Corporation’s success depends primarily on the general economic conditions of the State of Ohio and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the Ohio counties of Allen, Hancock, Putnam, Sandusky, Van Wert, and Wood. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact those local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

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

  The Corporation is subject to Extensive Government Regulation and Supervision

The Corporation, primarily through its wholly owned subsidiary, The Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Bank’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer through the Bank and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations. While the Corporation has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

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

  The Corporation Relies On Dividends from Its Subsidiaries for Most of Its Revenue

The Corporation is a separate and distinct legal entity from its subsidiary. It receives substantially all of its revenue from dividends from its subsidiary. These dividends are the principal source of funds to pay dividends on the Corporation’s common stock, interest and principal on the Corporation’s debt, and other operating expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Corporation. Also, the Corporation’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Corporation, the Corporation may not be able to service debt, pay obligations or pay dividends on the Corporation’s common stock or trust preferred securities. The inability to receive dividends from the Bank could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

  An Investment in the Corporation’s Common Stock is NOT an Insured Deposit

The Corporation’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Corporation’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in many companies. As a result, if you acquire the Corporation’s common stock, you may lose some or all of your investment.

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

14.

A full service branch office is located at 1500 Bright Road, Findlay, Ohio.  The building was acquired as part of The Home Savings and Loan Company branch acquisition in March 2010.

All of the properties are suitable for their intended use.

Item 3.

Legal Proceedings

As of March 28, 2011, there are no pending legal proceedings to which the Corporation or its subsidiary are a party or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiary are a party incident to its banking business.  None of such proceedings are considered by the Corporation to be material.

Item 4.

Removed and Reserved

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were approximately 1,489 shareholders of record as of February 28, 2011.

The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2010:

Total number

Maximum number

shares purchased

of shares that may

Total number

  Average

as part of publicly

yet be purchased

of shares

price paid

announced plan

under the plan

Period

purchased(a)

per share(c)

or program

or program(b)

10/1/10-

10/31/10

    None

        -

    214,558

185,442

11/01/10 -

11/30/10

    None

        -

    214,558

185,442

12/1/10 -

12/31/10

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

(c) Includes related brokerage fees.

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2010 (“Annual Report”), which is included herein as Exhibit 13.

Item 6.

Selected Financial Data

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2010 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from page 4 through 19 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2010 (“Annual Report”), which is included herein as Exhibit 13.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference from page 19 through 20 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2010 (“Annual Report”), which is included herein as Exhibit 13.

Item 8.

Financial Statements and Supplementary Data

The information required herein is incorporated by reference from page 23 through 64 of United Bancshares’ Annual Report to Shareholders for 2010 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 15d-15(e) of the Securities Exchange Act of 1934.  An evaluation was performed under the supervision, and with the participation, of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2010. Based on the results of the evaluation, and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Management assessed the Corporation’s internal controls as of December 31, 2010, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2010, the Corporation’s internal control over financial reporting met the criteria.

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required herein concerning Directors and Executive Officers is contained under the captions “Election of Directors” and “Directors and Executive Officers” of the Corporation’s definitive proxy statement dated March 30, 2011, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the caption “Audit Committee Report” of the Corporation’s definitive proxy statement dated March 30, 2011, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s procedures for the nomination of Directors is contained under the caption “Committees of the Board of Directors” in the Corporation’s definitive proxy statement dated March 30, 2011, which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement dated March 30, 2011, which is incorporated herein by reference.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to all employees of the Corporation, including the Corporation’s principal executive officer and principal financial and accounting officer. The Board of Directors reviewed the Code of Ethics on February 16, 2011.  A copy of the Code of Ethics is incorporated herein by reference to the Corporation’s Form 10-K filed March 23, 2007.

Item 11.

Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Directors and Executive Officers” in the Corporation’s definitive proxy statement dated March 30, 2011, which is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Voting Securities” in the Corporation’s definitive proxy statement dated March 30, 2011, which is incorporated herein by reference.

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

Item 14.

Principal Accounting Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement dated March 30, 2011, which is incorporated herein by reference.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements (and reports thereon) are set forth on pages 23 through 64 of the Corporation’s 2010 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2010 and 2009

Consolidated Statements of Income - Years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Shareholders' Equity - Years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009, and 2008

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

Agreement – Brian D. Young

Salary Continuation Agreement - Brian D. Young

Salary Continuation Agreement – Heather M. Oatman

Salary Continuation Agreement – Daniel W. Schutt

Change in Control Agreement – Daniel W. Schutt

2010 Annual Report to Shareholders

		(2) (2) (2) (4) (6) (5) (7) (3)
14	Code of Ethics	(5)
21	Subsidiaries	(3)
23	Consent of Independent Registered Public Accounting Firm	(3)
31.1	Rule 13a-14(a)/15d-14(a) CEO's Certification	(3)

31.2	Rule 13a-14(a)/15d-14(a) CFO's Certification	(3)

32.1	Section 1350 CEO's Certification	(3)

32.2	Section 1350 CFO's Certification	(3)

99	Safe Harbor under The Private Securities Litigation Reform Act of 1995	(3)

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

Date:  March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DANIEL W. SCHUTT Daniel W. Schutt	Director	March 28, 2011

/s/ JAMES N. REYNOLDS James N. Reynolds	Director	March 28, 2011

/s/ H. EDWARD RIGEL H. Edward Rigel	Director	March 28, 2011

/s/ R. STEVEN UNVERFERTH R. Steven Unverferth	Director	March 28, 2011

/s/ ROBERT L. BENROTH Robert L. Benroth	Director	March 28, 2011
/s/ ROBERT L. DILLHOFF Robert L. Dillhoff	Director	March 28, 2011
/s/ DAVID P. ROACH David P. Roach	Director	March 28, 2011