Form 10-Q
period 2011-03-31
UNITED BANCSHARES INC/OH
filed 2011-05-16
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes           No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 26, 2011: 3,445,278

This document contains 38 pages.  The Exhibit Index is on page 36 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$ 6,437,273	$ 8,253,990
Interest-bearing deposits in other banks	41,354,992	40,349,646
Federal funds sold	17,680	-
Total cash and cash equivalents	47,809,945	48,603,636

SECURITIES, available-for-sale	143,207,682	140,440,361
FEDERAL HOME LOAN BANK STOCK, at cost	4,893,800	4,893,800

LOANS	371,971,843	383,907,387
Less allowance for loan losses	(8,959,137)	(8,016,786)
Net loans	363,012,706	375,890,601

PREMISES AND EQUIPMENT, net	9,825,073	9,933,432
GOODWILL CASH SURRENDER VALUE OF LIFE INSURANCE	8,554,979 13,003,618	8,554,979 12,894,671
OTHER REAL ESTATE OWNED	3,439,646	4,524,729
OTHER ASSETS, including accrued interest receivable
and other intangible assets	6,672,059	6,880,346

TOTAL ASSETS	$ 600,419,508	$ 612,616,555

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$ 50,658,232	$ 50,404,847
Interest bearing	431,024,175	438,245,779
Total deposits	481,682,407	488,650,626

Other borrowings	49,451,123	55,777,834
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	2,767,472	2,883,032

Total liabilities	544,201,002	557,611,492

SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value. Authorized 10,000,000 shares;
issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,660,307	14,660,000
Retained earnings	40,366,786	39,600,718
Accumulated other comprehensive income	2,251,804	1,810,684
Treasury stock, 315,279 shares at March 31,2011 and 315,668 shares at December 31, 2010, at cost	(4,820,948)	(4,826,896)
Total shareholders' equity	56,218,506	55,005,063

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 600,419,508	$ 612,616,555

See notes to consolidated financial statements

	United Bancshares, Inc. and Subsidiaries
	Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
	2011	2010
INTEREST INCOME
Loans, including fees	$ 5,597,912	$ 6,162,973
Securities:
Taxable	879,896	1,043,520
Tax-exempt	487,679	495,075
Other	17,848	10,194
Total interest income	6,983,335	7,711,762

INTEREST EXPENSE
Deposits	1,356,135	1,693,173
Other borrowings	534,211	795,626
Total interest expense	1,890,346	2,488,799

NET INTEREST INCOME	5,092,988	5,222,963

PROVISION FOR LOAN LOSSES	1,275,000	800,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,817,988	4,422,963

NON-INTEREST INCOME
Gain on sales of loans	57,654	70,093
Gain on sales of securities	21,001	-
Change in fair value of mortgage servicing rights Other	14,625 647,189	(32,473) 692,709
Total non-interest income	740,469	730,329

NON-INTEREST EXPENSES	3,776,390	3,923,693

Income before income taxes	782,068	1,229,599
PROVISION FOR INCOME TAXES	16,000	206,000
NET INCOME	$ 766,068	$ 1,023,599

NET INCOME PER SHARE
Basic	$ 0.22	$ 0.30
Weighted average common shares outstanding	3,445,252	3,444,514

Diluted	$ 0.22	$ 0.30
Weighted average common shares outstanding	3,445,252	3,444,514

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Three months ended March 31, 2011 and 2010

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total
BALANCE AT DECEMBER 31, 2010	$ 3,760,557	14,660,000	39,600,718	1,810,684	(4,826,896)	$ 55,005,063

Net income			766,068			766,068
Change in unrealized gain on available-for-sale securities, net of income taxes				441,120		441,120
Total comprehensive income						1,207,188

389 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		307			5,948	6,255
BALANCE AT MARCH 31, 2011	$ 3,760,557	14,660,307	40,366,786	2,251,804	(4,820,948)	$ 56,218,506

BALANCE AT DECEMBER 31, 2009	$ 3,760,557	14,659,661	38,343,134	2,359,821	(4,844,068)	$ 54,279,105

Net income			1,023,599			1,023,599
Change in unrealized loss on available-for-sale securities, net of income taxes				377,097		377,097
Total comprehensive income						1,400,696

Dividends declared ($0.15 per share)			(516,682)			(516,682)
783 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		179			11,973	12,152
BALANCE AT MARCH 31, 2010	$ 3,760,557	14,659,840	38,850,051	2,736,918	(4,832,095)	$ 55,175,271

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2011	2010

Cash flows provided by operating activities	$ 2,275,223	$ 2,259,523

Cash flows provided by investing activities:
Proceeds from calls or maturities of securities	8,382,887	6,719,137
Proceeds from sales of available-for-sale securities	738,625	-
Purchases of available-for-sale securities	(11,403,893)	(13,290,065)
Net decrease in loans	11,552,895	7,129,751
Cash received from branch acquisition	-	22,601,897
Proceeds from sale of other real estate owned	1,085,083	-
Expenditures for premises and equipment	(26,836)	(65,086)
Net cash provided by investing activities	10,328,761	23,095,634

Cash flows provided by financing activities:
Net change in deposits	(7,077,219)	12,983,735
Long-term borrowings, net of repayments	(6,326,711)	(5,058,793)
Proceeds from issuance of common stock	6,255	12,152
Cash dividends paid	-	(516,682)
Net cash provided (used) by financing activities	(13,397,675)	7,420,412

Net change in cash and cash equivalents	(793,691)	32,775,569
Cash and cash equivalents:
At beginning of period	48,603,636	27,379,889
At end of period	$ 47,809,945	$ 60,155,458

Cash paid for:
Interest	$ 1,863,014	$ 2,411,475
Income taxes	$ -	$ -

Non-cash investing activities: Change in net unrealized gain on available-for-sale securities	$ 689,365	$ 571,358
Transfer of loans to other real estate owned	$ 50,000	$ 658,000

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Union Bank Company (“the Bank”).  The Bank has formed a wholly-owned subsidiary, UBC Investments, Inc. (“UBC”), to hold and manage its securities portfolio.  The operations of UBC are located in Wilmington, Delaware. The Bank has also formed a wholly-owned subsidiary, UBC Property, Inc., to hold and manage certain property that was acquired in lieu of foreclosure.  All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Corporation conform to generally accepted practices within the banking industry.  The Corporation considers all of its principal activities to be banking related.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which increases disclosures made about the credit quality of loans and the allowance for credit losses.   The disclosures provide additional information about the nature of credit risk inherent in the Bank’s loans portfolio, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses.  The expanded disclosure requirements are included in Note 5 of the Corporation’s December 31, 2010 consolidated financial statements, except for activity occurring during the period, which is required to be reported, and has been included, in this quarter ending March 31, 2011.

In April 2011, The Financial Accounting Standards Board (FASB) issued ASU 2011-02, A Creditors Determination of whether a Restructuring Is a Troubled Debt Restructuring. The new guidance clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of accounting principles generally accepted in the United States of America. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Additionally, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. The Corporation has not yet evaluated whether the clarifications provided in ASU 2011-02 will change the amount of loan modifications or restructurings classified as TDR.

ASU 2011-01, Deferral of the Effective Date of Disclosures about TDR in Update No. 2010-20, deferred additional disclosures regarding TDR required by ASU 2010-20 until ASU 2011-02 was issued. For interim and annual periods ending after June 15, 2011 entities are required to enhance existing disclosures about the allowance for credit losses and the credit quality of financing receivables to include, at minimum, the nature and extent of a creditor’s TDR and financing receivables modified as TDR within the previous 12 months that defaulted.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

In January 2010, FASB issued ASU 2010-06, Improving  Disclosures about  Fair Value Measurements, amending ASC Subtopic 820-10 to require disclosure of transfers in and out of levels 1 and 2 fair value measurement categories and activity in level 3 fair value measurement category. Additionally, the guidance amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. These disclosures are required for fiscal periods beginning after December 15, 2010, and for interim periods within those fiscal years Except for activity in level 3 fair value measurement category which is effective for annual and interim periods beginning after December 15, 2010. The Corporation has provided additional disclosure required by ASU 2010-06 in Note 4.

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of March 31, 2011 and December 31, 2010 are as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amortized cost	Fair value	Amortized cost	Fair value
Obligations of states and political subdivisions	$ 46,851	$ 48,092	$ 46,547	$ 47,298
Mortgage-backed	92,443	94,607	90,648	92,633
Other	502	508	502	509

Total	$ 139,796	$ 143,207	$ 137,697	$ 140,440

A summary of gross unrealized gains and losses on available-for-sale securities March 31, 2011 and December 31, 2010 follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
Obligations of states and political subdivisions	$ 1,335	$ 94	$ 989	$ 238
Mortgage-backed	2,540	376	2,529	544
Other	6	-	7	-

Total	$ 3,881	$ 470	$ 3,525	$ 782

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

NOTE 5 – LOANS

The following table presents the balance and activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the period ending March 31, 2011:

		Commercial
		and	Residential
	Commercial	multi-family real estate	1 – 4 family real estate	Consumer	Total
Balance at December 31, 2010	$ 2,886,467	$ 3,915,323	$ 886,879	$ 328,117	$ 8,016,786
Provision charged to expenses	796,447	289,208	204,210	(14,865)	1,275,000
Losses charged off	(39,729)	(199,663)	(93,712)	(41,358)	(374,462)
Recoveries	9,320	396	-	32,097	41,813

Balance at March 31, 2011	$ 3,652,505	$ 4,005,264	$ 997,377	$ 303,991	$ 8,959,137
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$ 981,120	$ 919,987	$ -	$ -	$ 1,901,107
Collectively evaluated for impairment	2,671,385	3,085,277	997,377	303,991	7,058,030

Total allowance for loan losses	$ 3,652,505	$ 4,005,264	$ 997,377	$ 303,991	$ 8,959,137
Loans:
Individually evaluated for impairment	$ 3,339,447	$ 12,136,545	$ 188,171	$ 2,374	$ 15,666,537
Collectively evaluated for impairment	70,530,940	211,207,447	67,356,447	7,210,472	356,305,306

Total ending loans balance	$ 73,870,387	$ 223,343,992	$ 67,544,618	$ 7,212,846	$ 371,971,843

Impaired loans were as follows as of March 31, 2011:

2011

Loans with no allowance for loan losses allocated	$ 8,616,421
Loans with allowance for loan losses allocated	7,050,116

Total impaired loans	$ 15,666,537

Amount of the allowance allocated to impaired loans	$ 1,901,107

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

The following is a summary of the activity in the allowance for loan losses of impaired loans, which is a part of the Bank’s overall allowance for loan losses for the quarter ended March 31, 2011:

2011

Balance at beginning of period	$ 691,780
Provision charged to operations	1,408,990
Loans charged-off	(199,663)

Balance at end of period	$ 1,901,107

No additional funds are committed to be advanced in connection with impaired loans.

There was no interest income recognized by the Bank on impaired loans on an accrual or cash basis during the first quarter of 2011.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011:

	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$ 58,320	$ -
Commercial and multi-family
real estate	4,895,629	-
Agriculture	2,222,022
Agricultural real estate	1,249,905
Consumer	2,374
Residential 1 – 4 family
real estate	188,171	-
With an allowance recorded:
Commercial	1,059,105	981,120
Commercial and multi-family
real estate	5,991,011	919,987
Agriculture	-	-
Agricultural real estate	-	-
Consumer	-	-
Residential 1 – 4 family
real estate	-	-

Total	$ 15,666,537	$ 1,901,107

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011:

	Nonaccrual	Loans past due over 90 days still accruing

Commercial	$ 56,760	$ -
Commercial real estate	9,150,898	-
Agriculture	1,925,792	-
Agricultural real estate	1,241,574	-
Consumer	2,873	15,471
Residential real estate	3,223,955	-

Total	$ 15,601,852	$ 15,471

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans:

	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans not past due	Total
Commercial	$ 1,126,271	$ 323,630	$ 22,355	$ 1,472,256	$ 59,272,030	$ 60,744,286
Commercial real estate	912,928	51,135	6,006,944	6,971,007	172,576,017	179,547,024
Agriculture	-	-	1,607,525	1,607,525	19,178,740	20,786,265
Agricultural real estate	26,898	-	933,945	960,843	35,175,961	36,136,804
Consumer	124,810	47,612	15,471	187,893	7,024,953	7,212,846
Residential
real estate	1,837,919	234,551	1,233,491	3,305,961	64,238,657	67,544,618

Total	$ 4,028,826	$ 656,928	$ 9,819,731	$ 14,505,485	$ 357,466,358	$ 371,971,843

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to the credit risk.  This analysis generally includes loans with an outstanding balance greater than $100,000 and non-homogenous loans, such as commercial and commercial real estate loans.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

•

Special Mention:  Loans which possess some credit deficiency or potential weakness which deserves close attention, but which do not yet warrant substandard classification.  Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk in the future.  The key distinctions of a Special Mention classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered "potential", versus "defined", impairments to the primary source of loan repayment.

•

Substandard:  These loans are inadequately protected by the current sound net worth and paying ability of the borrower.  Loans of this type will generally display negative financial trends such as poor or negative net worth, earnings or cash flow.  These loans may also have historic and/or severe delinquency problems, and bank management may depend on secondary repayment sources to liquidate these loans.  The bank could sustain some degree of loss in these loans if the weaknesses remain uncorrected.

•

Doubtful:  Loans in this category display a high degree of loss, although the amount of actual loss at the time of classification is undeterminable.  This should be a temporary category until such time that actual loss can be identified, or improvements made to reduce the seriousness of the classification.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are generally either less than $100,000 or are included in groups of homogenous loans.  As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Not rated

Commercial	$ 65,891,351	$ 3,894,737	$ 2,158,507	$ 1,925,792	$ -
Commercial and multi-family real estate	186,605,799	7,515,090	28,289,158	933,945	-
Residential 1 – 4
family	-	266,878	3,367,238	15,426	63,895,076
Consumer	-	23,007	26,706	-	7,163,133
Total	$252,497,150	$ 1,699,712	$ 33,841,609	$ 2,875,163	$ 71,058,209

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential 1 – 4 family and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in non-impaired residential 1 – 4 family and consumer loans based on payment activity as of March 31, 2011:

	Consumer	Residential 1 – 4 family

Performing	$ 7,164,370	$ 66,841,779
Nonperforming	46,102	514,668

Total	$ 7,210,472	$ 67,356,447

Purchased Loans:

From time to time, the Company enters into loan participation agreements to purchase loans and also acquired loans through the Findlay branch acquisition described in Note 3.  At March 31, 2011, the Bank held no loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

NOTE 6 – OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows for the three month periods ended March 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Unrealized holding gains on available-for-sale securities	$ 689	$ 571
Reclassification adjustments for securities gains realized in income	(21)	-

Net unrealized gains	668	571

Tax effect	227	194

Net-of-tax amount	$ 441	$ 377

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

NOTE 7 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033.  As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option.  Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.46% at March 31, 2011 and 3.40% at March 31, 2010.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures approximated $86,000 and $82,000 for the three month periods ended March 31, 2011 and 2010, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

NOTE 8 - FAIR VALUE MEASUREMENTS

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

March 31, 2011

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 include available-for-sale securities, which are all valued using Level 2 inputs, and mortgage servicing rights, amounting to $1,103,000 at March 31, 2011 and $1,114,126 at December 31, 2010, which are valued using Level 3 inputs.  Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010 include other real estate owned, as well as impaired loans approximating $13,765,430 at March 31, 2011 and $14,996,845 at December 31, 2010 all of which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the periods presented due to the lack of observable quotes in inactive markets for those instruments at March 31, 2011 and December 31, 2010.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three month period ended March 31, 2011 and year ended December 31, 2010:

	March 31, 2011	December 31, 2010

Balance at beginning of period	$ 1,114,126	$ 1,273,525
Gains or losses, including realized and unrealized:
Disposals – amortization based on loan payments and payoffs	(39,131)	(332,851)
Purchases, issuances, and settlements	13,693	315,039
Other changes in fair value	14,625	(141,587)
Balance at end of period	$ 1,103,313	$ 1,114,126

The following summarizes the changes in other real estate owned measured at fair value on a nonrecurring basis as follows:

Balance as of December 31, 2010	$4,524,729
Transfer of loans	50,000
Impairment	(50,000)
Net Proceeds from sales	(1,085,083)
Gain (Loss) on sales	-
Balance as of March 31, 2011	$3,439,646

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

The following summarizes the changes in impaired loans measured at fair value on a nonrecurring basis as follows:

Balance as of December 31, 2010	$14,996,845
Net changes in impaired loans	(525,887)
Net principal payments and advances	(705,528)
Balance as of March 31, 2011	$13,765,430

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would typically include government bonds and exchange traded equities.  If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  The Corporation did not have any securities classified as Level 1 or Level 3 at March 31, 2011 or December 31, 2010.  There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at March 31, 2011 or December 31, 2010.

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

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less expected selling costs.  Such values are estimated primarily using appraisals and reflect a market value approach.  Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3.  In accordance with the provisions of ASC 360-10, other real estate owned was written down to its estimated fair value of $3,439,646, resulting in impairment charges of $50,000 which are included in earnings for the three month period ended March 31, 2011.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.  Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at March 31, 2011 and December 31, 2010.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at March 31, 2011 and December 31, 2010 were as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Carrying amount	Estimated value	Carrying amount	Estimated value
FINANCIAL ASSETS
Cash and cash equivalents	$ 47,810	$ 47,810	$ 48,604	$ 48,604
Securities, including Federal Home Loan Bank stock	148,101	148,101	145,334	145,334
Net loans	363,013	365,908	375,891	389,124
Mortgage servicing rights	1,103	1,103	1,114	1,114
	$ 506,027	$ 562,922	$ 570,943	$ 584,176
FINANCIAL LIABILITIES
Deposits	$ 481,682	$ 461,903	$ 488,651	$ 492,413
Other borrowings	49,451	51,675	55,778	58,415
Junior subordinated deferrable interest debentures	10,300	10,098	10,300	9,913
Other liabilities	2,767	2,845	2,883	2,963
	$ 544,200	$ 526,521	$ 557,612	$ 563,704

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments.  The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at March 31, 2011 and December 31, 2010 which relate to commitments to extend credit and letters of credit.  The contract amount of such financial instruments amounts to $68,631,000 at March 31, 2011 and $70,035,000 at December 31, 2010.  Such amounts are also considered to be the estimated fair values.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments shown above:

Cash and cash equivalents:

Fair value is determined to be the carrying amount for these items (which include cash on hand, due from banks, and federal funds sold) because they represent cash or mature in 90 days or less, and do not represent unanticipated credit concerns.

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

March 31, 2011

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

NOTE 10 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2011 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2011 have been recognized in the consolidated financial statements for the period ended March 31, 2011.  Events or transactions that provided evidence about conditions that did not exist at March 31, 2011 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended March 31, 2011.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended March 31
	2011	2010
SIGNIFICANT RATIOS (Unaudited)
Net income to: Average assets (a) Average shareholders’ equity (a)	0.51% 5.51%	0.66% 7.48%
Net interest margin (a)	3.82%	3.83%
Efficiency ratio (b)	62.06%	63.20%
Average shareholders’ equity to average assets	9.25%	8.87%
Loans to deposits (end of period)	77.22%	78.85%
Allowance for loan losses to loans (end of period)	2.41%	1.34%
Cash dividends to net income	0.00%	50.48%

Book value per share	$ 16.32	$ 16.02

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

The Bank offers a full range of commercial banking services, including checking accounts, savings and money market accounts, time certificates of deposit, automatic teller machines, commercial, consumer, agricultural, residential mortgage and home equity loans, credit card services, safe deposit box rentals, and other personalized banking services.  The Bank has formed UBC Investments, Inc. (“UBC”) to hold and manage its securities portfolio.  The operations of UBC are located in Wilmington, Delaware.  The Bank has also formed UBC Property, Inc. to hold and manage certain other real estate owned.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2011, the Corporation reported net income of $766,000, or $0.22 basic earnings per share.  This compares to the first quarter of 2010 net income of $1,024,000, or $0.30 basic earnings per share.  The decline in operating results for the first quarter of 2011 as compared to the same period in 2010 was primarily attributable to a $130,000 decrease in net interest income and a $475,000 increase in the provision for loan losses offset by a $147,000 decrease in non-interest expenses and the related income tax effects of these items.

Net Interest Income

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income.  Net interest income was $5,093,000 for the first quarter of 2011, compared to $5,223,000 for the same period of 2010, a decrease of $130,000 (2.5%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the three months ended March 31, 2011, the net interest margin (on a taxable equivalent basis) was 3.82%, compared with 3.83% for the same period in 2010.

Deposits comprised 88% of average interest-bearing liabilities for the three month period ended March 31, 2011, compared to 84% for the same period in 2010.  This change in the composition of interest-bearing liabilities, coupled with a lower overall interest rate environment, resulted in the Corporation’s cost of funds being 1.54% for the first three months of 2011 compared to 1.94% for the same period in 2010.  This decrease in cost of funds and the decrease in the yield of interest-earning assets (5.17% for the first three months of 2011 compared to 5.57% for the same period of 2010) had a negligible impact on the net interest margin.

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets.  A $1,275,000 provision for loan losses was made for the first quarter of 2011 compared to an $800,000 provision for the same period in 2010. The increase in the provision for loan losses resulted primarily from an increased risk of problem and potential problem loans.  See “Allowance for Loan Losses” under Financial Condition and “Overview of the Income Statement” under Results of Operations for further discussion relating to the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees, earnings on life insurance policies, income arising from sales of investment products to customers, and occasional security sale transactions.  Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter.  For the quarter ended March 31, 2011, non-interest income was $740,000, compared to $730,000 for the first quarter of 2010, a $10,000 (1.4%) increase.

Gain on sales of loans amounted to $58,000 for the quarter ended March 31, 2011, compared to $70,000 for the first quarter of 2010, a decrease of $12,000.  Quarterly gains on sale of loans included capitalized servicing rights of $14,000 and $21,000 for the periods ended March 31, 2011 and 2010, respectively.  The decrease in gain on sale of loans corresponds with the decrease in loan sales activity.  Loan sales for the first three months of 2011 were $1.7 million, compared to $2.2 million for the first three months of 2010.

The fair value of mortgage servicing rights increased $15,000 for the quarter ended March 31, 2011, compared to a $32,000 decrease for the quarter ended March 31, 2010. The increase in fair value was largely attributable to slower prepayment speed assumptions as a result of increasing long-term interest rates. Amortization of mortgage servicing rights, which is reported as a reduction of servicing income (other non-interest income in the accompanying condensed consolidated statements of income), amounted to $39,000 for the three months ended March 31, 2011, compared to $34,000 for the three months ended March 31, 2010.

During the first quarter of 2011, as part of its asset/liability management strategy, the Corporation sold $715,000 of securities resulting in a gain on sale of $21,000.

Non-Interest Expenses

For the quarter ended March 31, 2011, non-interest expenses were $3,776,000, compared to $3,924,000 for the first quarter of 2010, a $147,000 (3.8%) decrease.  The $147,000 decrease in other non-interest expenses includes decreases of $166,000 relating to other real estate owned and related asset management costs; $55,000 in data processing, $53,000 in deposit premium amortization , and $54,000 in miscellaneous expenses, offset by a $91,000 increase in salaries and benefits, and a $54,000 increase in FDIC premium expenses.  The decrease in other real estate owned and related asset management costs is attributable to a decrease in impairment charges taken on other real estate owned assets during the first quarter of 2011, as well as a decrease in asset management legal expenses.  Data processing decreased as a result of a new vendor and deposit premium amortization decreased as a result of the Pemberville and Gibsonburg deposit premium being fully amortized in March, 2010.  The increase in salaries and benefits expense is primarily related to the Findlay branch acquisition described in Note 3 to the consolidated financial statements.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  For the quarter ended March 31, 2011, the Corporation’s efficiency ratio was 62.1%, compared to 63.2% for the same period of 2010.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2011 was $16,000, compared to $206,000 for the comparable 2010 period.  The unusually low effective tax rate for the three months ended March 31, 2011 was due to tax exempt income from securities and loans, as well as bank-owned life insurance comprising approximately 74% of the Corporation’s income before income taxes.  In addition, a $50,000 FIN 48 reserve that was established under the Tax Equity and Fiscal Responsibility Act (TEFRA) was reversed back into income during the first quarter of 2011.  This reversal resulted from an IRS exam that was closed with no adjustments, so the 2009 FIN 48 reserve was reversed back into income under the effectively settled standard.

Return on Assets

Return on average assets was 0.51% for the first quarter of 2011, compared to 0.66% for the first quarter of 2010.

Return on Equity

Return on average shareholders’ equity for the first quarter of 2011 was 5.51%, compared to 7.48% for the same period of 2010.

The Corporation and Bank met all regulatory capital requirements as March 31, 2011, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $600.4 million at March 31, 2011, compared to $612.6 million at December 31, 2010, a decrease of $9.7 million, or 1.6%.  The decrease in total assets was primarily the result of a decrease of $11.9 million (3.1%) in gross loans, offset by an increase in available-for-sale securities of $2.8 million (2.0%).  Deposits during this same period decreased $7.0 million, or 1.4% and other borrowings, consisting of Federal Home Loan Bank (FHLB) borrowings, and customer repurchase agreements, decreased $6.3 million (11.3%).

Shareholders’ equity increased from $55.0 million at December 31, 2010 to $56.2 million at March 31, 2011.  This increase was the result of net income ($766,000), the issuance of 389 treasury shares under the Corporation’s Employee Stock Purchase Plan ($6,000), and a $441,000 increase in unrealized securities gains, net of tax.  The increase in unrealized securities gains during the three month period ended March 31, 2011, was the result of customary and expected changes in the bond market.  Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $47.8 million at March 31, 2011, compared to $48.6 million at December 31, 2010. Cash and cash equivalents at March 31, 2011 includes interest-bearing deposits in other banks of $41.4 million compared to $40.3 million at December 31, 2010.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

At March 31, 2011, available-for-sale securities totaled $143.2 million, an increase of $2.8 million from December 31, 2010.  At March 31, 2011, the amortized cost of the Corporation’s securities totaled $139.8 million, resulting in net unrealized gains of $3.4 million and a corresponding after tax increase in shareholders’ equity of $2.3 million.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans totaled $372.0 million at March 31, 2011, compared to $383.9 million at December 31, 2010, a decrease of $11.9 million (3.1%).  The Bank has continued to experience soft loan demand in its lending markets.  The decrease in loan balances during the first three months of 2011 resulted primarily from a decline in loan origination activity, normal pay downs and runoff on current loans, and a continued focus by the Bank’s credit administration department to identify and dispose of or reduce problem credits.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010, respectively:

	(dollars in thousands)

	2011	2010
Balance, beginning of period	$8,017	$4,804
Provision for loan losses	1,275	800

Charge offs	(375)	(250)
Recoveries	42	28
Net charge offs	(333)	(222)

Balance, end of period	$8,959	$5,382

The allowance for loan losses as a percentage of gross loans was 2.41% at March 31, 2011 and 2.09% at December 31, 2010.  The increase in the allowance for loan losses as a percentage of gross loans is attributable to the higher level of charge-offs experienced by the Bank over the past few years, a continued decline in the overall quality of the loan portfolio as evidenced by the level of classified credits, and continued concerns with the prolonged economic downturn.

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

Loans on non-accrual status amounted to $15.6 million and $16.5 million at March 31, 2011 and December 31, 2010, respectively.  As a result of the Bank financing several OREO properties with little or no down payment required, non-accrual loans include $1.1 million of performing loans that forbid the accrual of interest until a minimum principal amount is paid by the borrowers.  Non-accrual loans as a percentage of outstanding loans amounted to 4.2% at March 31, 2011, compared to 4.3% at December 31, 2010.

The Bank considers a loan to be impaired when it becomes probable that the Bank will be unable to collect under the contractual terms of the loan, based on current information and events.  Impaired loans, principally consisting of commercial and commercial real estate credits, amounted to $15.7 million at both March 31, 2011 and December 31, 2010.  Impaired loans at March 31, 2011 and December 31, 2010, included $8.6 million and $9.6 million, respectively of loans with no specific reserves included in the allowance for loan losses and $7.1 million and $6.1 million, respectively of loans with specific reserves of $1.9 million and $700,000 included in the Bank’s March 31, 2011 and December 31, 2010 allowance for loan losses.

In addition to impaired loans, the Bank had other potential problem credits of $33.2 million at March 31, 2011 and $30.4 million at December 31, 2010.  The Bank’s credit administration department continues to closely monitor these credits.

The Bank provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan-charge off experience.  The Bank has experienced $333,000 of net loan charge-offs during the first three months of 2011 compared to annual net loan charge-offs of $3.3 million in 2010, $5.9 million in 2009, and $1.2 million in 2008, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios.  The Bank also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.  Consequently, the loss rates applied to these loans have increased as a result of the increase in the Bank’s historic net loan charge-offs.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $481.7 million, or 88.1% of the Corporation’s funding sources at March 31, 2011.  Total deposits decreased $7.0 million during the three months ending March 31, 2011.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 10.5% of total deposits at March 31, 2011, compared to 8.6% at March 31, 2010.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $44.6 million at both March 31, 2011 and December 31, 2010, and customer repurchase agreements totaling $4.9 million and $11.2 million at March 31, 2011 and December 31, 2010, respectively.  The Corporation also has outstanding junior subordinated deferrable interest debentures of $10.3 million at March 31, 2011 and December 31, 2010.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the three month period ended March 31, 2011, the Corporation had net income of $766,000.  The increase in net unrealized gains on available-for-sale securities, net of income taxes, was $441,000 and $377,000 for the three months ended March 31, 2011 and 2010, respectively.  Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment.  During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power.  In the commercial banking industry, monetary assets typically exceed monetary liabilities.  The Bank has not experienced a significant level of inflation or deflation during the three month period ended March 31, 2011.  However, because of the depressed national real estate market and sluggish local economy, the Bank has experienced declines in the value of collateral securing commercial and non-commercial real estate loans.  Management continues to closely monitor these trends in calculating the Bank’s allowance for loan losses.

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

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Item 1A:  Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report.  The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended March 31, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

01/01/11 -
01/31/11	None	None	302,058	97,942

02/01/11 -
02/28/11	None	None	302,058	97,942

03/01/11 -
03/31/11	None	None	302,058	97,942

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

UNITED BANCSHARES, INC.

Date:	May 16, 2011	By:/s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED MARCH 31, 2011

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

May 16, 2011

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

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

May 16, 2011

Exhibit 32.1

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Schutt, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Daniel W. Schutt

Daniel W. Schutt

Chief Executive Officer

Date: May 16, 2011

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

Exhibit 32.2

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of United Bancshares, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian D. Young, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian D. Young

Brian D. Young

Chief Financial Officer

Date: May 16, 2011

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

Exhibit 99

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. United Bancshares, Inc. ("Corporation") desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, is forward-looking. In some cases, information regarding certain important factors that could cause actual results of operations or outcomes of other events to differ materially from any such forward-looking statement appears together with such statement. In addition, forward-looking statements are subject to other risks and uncertainties affecting the financial institutions industry, including, but not limited to, the following:

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