Form 10-Q
period 2011-06-30
UNITED BANCSHARES INC/OH
filed 2011-08-04
CIK 1087456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes    No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 16, 2011: 3,445,278

This document contains 41 pages.  The Exhibit Index is on page 36 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$6,955,933	$8,253,990
Interest-bearing deposits in other banks	29,271,610	40,349,646
Federal funds sold	1,252	-
Total cash and cash equivalents	36,228,795	48,603,636

SECURITIES, available-for-sale	150,931,601	140,440,361
FEDERAL HOME LOAN BANK STOCK, at cost	4,893,800	4,893,800

LOANS	358,703,208	383,907,387
Less allowance for loan losses	(8,879,160)	(8,016,786)
Net loans	349,824,048	375,890,601

PREMISES AND EQUIPMENT, net	9,707,538	9,933,432
GOODWILL	8,554,979	8,554,979
CASH SURRENDER VALUE OF LIFE INSURANCE	13,113,535	12,894,671
OTHER REAL ESTATE OWNED	3,024,521	4,524,729
OTHER ASSETS, including accrued interest receivable and other intangible assets	6,050,596	6,880,346

TOTAL ASSETS	$582,329,413	$612,616,555

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$50,965,733	$50,404,847
Interest bearing	427,043,252	438,245,779
Total deposits	478,008,985	488,650,626

Other borrowings	33,192,767	55,777,834
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	3,253,075	2,883,032

Total liabilities	524,754,827	557,611,492

SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value. Authorized 10,000,000 shares; issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,660,307	14,660,000
Retained earnings	41,354,166	39,600,718
Accumulated other comprehensive income	2,620,504	1,810,684
Treasury stock, 315,279 shares at June 30, 2011 and 315,668 shares at December 31, 2010, at cost	(4,820,948)	(4,826,896)
Total shareholders' equity	57,574,586	55,005,063

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$582,329,413	$612,616,555

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans, including fees	$5,444,360	$6,197,051	$11,042,272	$12,360,024
Securities:
Taxable	887,588	1,063,448	1,767,484	2,106,968
Tax-exempt	493,060	500,308	980,739	995,383
Other	28,849	28,558	46,697	38,752
Total interest income	6,853,857	7,789,365	13,837,192	15,501,127

INTEREST EXPENSE
Deposits	1,470,291	1,596,528	2,826,426	3,289,701
Other borrowings	528,928	787,271	1,063,139	1,582,897
Total interest expense	1,999,219	2,383,799	3,889,565	4,872,598

NET INTEREST INCOME	4,854,638	5,405,566	9,947,627	10,628,529

PROVISION FOR LOAN LOSSES	1,300,000	1,800,000	2,575,000	2,600,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,554,638	3,605,566	7,372,627	8,028,529

NON-INTEREST INCOME
Gain on sales of loans	75,869	119,327	133,523	189,420
Gain on sales of securities	618,990	1,135	639,991	1,135
Change in fair value of mortgage servicing rights	39,661	(364,885)	54,286	(397,358)
Other	725,121	684,708	1,372,311	1,377,417
Total non-interest income	1,459,641	440,285	2,200,111	1,170,614

NON-INTEREST EXPENSES	3,823,899	3,932,019	7,600,290	7,855,712

Income before income taxes	1,190,380	113,832	1,972,448	1,343,431
PROVISION (CREDIT) FOR INCOME TAXES	203,000	(193,000)	219,000	13,000
NET INCOME	$987,380	$306,832	$1,753,448	$1,330,431

NET INCOME PER SHARE
Basic	$0.29	$0.09	$0.51	$0.39
Weighted average common shares outstanding	3,445,278	3,444,549	3,445,265	3,444,532

Diluted	$0.29	$0.09	$0.51	$0.39
Weighted average common shares outstanding	3,445,278	3,444,549	3,445,265	3,444,532

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Six months ended June 30, 2011 and 2010

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total
BALANCE AT DECEMBER 31, 2010	$3,760,557	14,660,000	39,600,718	1,810,684	(4,826,896)	$55,005,063

Net income			1,753,448			1,753,448
Change in unrealized gain on available-for-sale securities, net of income taxes				809,820		809,820
Total comprehensive income						2,563,268

389 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		307			5,948	6,255
BALANCE AT JUNE 30, 2011	$3,760,557	14,660,307	41,354,166	2,620,504	(4,820,948)	$57,574,586

BALANCE AT DECEMBER 31, 2009	$3,760,557	14,659,661	38,343,134	2,359,821	(4,844,068)	$54,279,105

Net income			1,330,431			1,330,431
Change in unrealized loss on available-for-sale securities, net of income taxes				810,505		810,505
Total comprehensive income						2,140,936

Dividends declared ($0.30 per share)			(1,033,364)			(1,033,364)
783 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		179			11,973	12,152
BALANCE AT JUNE 30, 2010	$3,760,557	14,659,840	38,640,201	3,170,326	(4,832,095)	$55,398,829

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
	2011	2010

Cash flows provided by operating activities	$160,460	$4,629,432

Cash flows provided by investing activities:
Proceeds from calls or maturities of securities	13,905,032	17,574,125
Proceeds from sales of available-for-sale securities	12,245,534	-
Purchases of available-for-sale securities	(35,588,722)	(25,096,841)
Net decrease in loans	28,737,553	11,379,803
Cash received from branch acquisition	-	22,260,144
Proceeds from sale of other real estate owned	1,532,208	835,440
Expenditures for premises and equipment	(37,453)	(196,034)
Net cash provided by investing activities	20,794,152	26,756,637

Cash flows provided by financing activities:
Net change in deposits	(10,750,641)	2,471,511
Long-term borrowings, net of repayments	(22,585,067)	(12,231,810)
Proceeds from issuance of common stock	6,255	12,152
Cash dividends paid	-	(1,033,364)
Net cash used in financing activities	(33,329,453)	(10,781,511)

Net change in cash and cash equivalents	(12,374,841)	20,604,558
Cash and cash equivalents:
At beginning of period	48,603,636	27,379,889
At end of period	$36,228,795	$47,984,447

Cash paid for:
Interest	$3,880,362	$5,071,882
Income taxes	$-	$-

Non-cash investing activities:
Change in net unrealized gain on available-for-sale securities	$1,866,991	$1,228,037
Transfer of loans to other real estate owned	$96,000	$658,000

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which increases disclosures made about the credit quality of loans and the allowance for credit losses.   The disclosures provide additional information about the nature of credit risk inherent in the Bank’s loans portfolio, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses.  The expanded disclosure requirements are included in Note 5 of the Corporation’s December 31, 2010 consolidated financial statements, except for activity occurring during the period, which is required to be reported, and has been included, in this quarter ending June 30, 2011.

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

ASU 2011-01, Deferral of the Effective Date of Disclosures about TDR in Update No. 2010-20, deferred additional disclosures regarding TDR required by ASU 2010-20 until ASU 2011-02 was issued. For interim and annual periods beginning after June 15, 2011 entities are required to enhance existing disclosures about the allowance for credit losses and the credit quality of financing receivables to include, at minimum, the nature and extent of a creditor’s TDR and financing receivables modified as TDR within the previous 12 months that defaulted.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

In January 2010, FASB issued ASU 2010-06, Improving  Disclosures about  Fair Value Measurements, amending ASC Subtopic 820-10 to require disclosure of transfers in and out of levels 1 and 2 fair value measurement categories and activity in level 3 fair value measurement category. Additionally, the guidance amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. These disclosures are required for fiscal periods beginning after December 15, 2009, and for interim periods within those fiscal years except for activity in the level 3 fair value measurement category which is effective for annual and interim periods beginning after December 15, 2010. The Corporation has provided the additional disclosure required by ASU 2010-06 in Note 8.

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

Assets acquired:
Cash, net of final settlement paid to seller	$22,260,144
Loans	1,804,505
Bank premises	1,021,000
Goodwill	1,272,966
Core deposit intangible asset	286,000
$26,644,615

Deposits assumed	$26,644,615

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

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of June 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government and Agencies	$7,992	$8,007	$-	$-
Obligations of states and political subdivisions	46,962	48,185	46,547	47,298
Mortgage-backed	91,505	94,225	90,648	92,633
Other	502	515	502	509

Total	$146,961	$150,932	$137,697	$140,440

A summary of gross unrealized gains and losses on available-for-sale securities as of June 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
U.S. Government and Agencies	$15	$-	$-	$-
Obligations of states and political subdivisions	1,367	144	989	238
Mortgage-backed	2,743	23	2,529	544
Other	13	-	7	-

Total	$4,138	$167	$3,525	$782

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

NOTE 5 – LOANS

The following table presents the balance and activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the period ending June 30, 2011:

		Commercial	Residential
		and multi-family	1 – 4 family
	Commercial	real estate	real estate	Consumer	Total
Balance at December 31, 2010	$2,886,467	$3,915,323	$886,879	$328,117	$8,016,786
Provision charged to expenses	1,012,863	1,203,989	556,317	(198,169)	2,575,000
Losses charged off	(464,729)	(980,006)	(321,072)	(56,794)	(1,822,601)
Recoveries	10,640	396	47,434	51,505	109,975

Balance at June 30, 2011	$3,445,241	$4,139,702	$1,169,558	$124,659	$8,879,160
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$1,130,221	$725,843	$13,722	$-	$1,869,786
Collectively evaluated for impairment	2,315,020	3,413,859	1,155,836	124,659	7,009,374

Total allowance for loan losses	$3,445,241	$4,139,702	$1,169,558	$124,659	$8,879,160
Loans:
Individually evaluated for impairment	$5,857,833	$12,508,611	$171,526	$1,532	$18,539,502
Collectively evaluated for impairment	66,317,304	202,104,100	65,173,066	6,569,236	340,163,706

Total ending loans balance	$72,175,137	$214,612,711	$65,344,592	$6,570,768	$358,703,208

Impaired loans were as follows as of June 30, 2011:

2011

Loans with no allowance for loan losses allocated	$11,304,707
Loans with allowance for loan losses allocated	7,234,795

Total impaired loans	$18,539,502

Amount of the allowance allocated to impaired loans	$1,869,786

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

The following is a summary of the activity in the allowance for loan losses of impaired loans, which is a part of the Bank’s overall allowance for loan losses for the six month period ended June 30, 2011:

2011

Balance at beginning of period	$691,780
Provision for loan losses	2,320,869
Loans charged-off	(1,142,863)

Balance at end of period	$1,869,786

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011:

	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$-	$-
Commercial and multi-family
real estate	8,214,231	-
Agriculture	2,648,514	-
Agricultural real estate	305,430	-
Consumer	1,532	-
Residential 1 – 4 family
real estate	135,000	-
With an allowance recorded:
Commercial	3,209,319	1,130,221
Commercial and multi-family
real estate	3,818,285	694,236
Agriculture	-	-
Agricultural real estate	170,665	31,607
Consumer	-	-
Residential 1 – 4 family
real estate	36,526	13,722

Total	$18,539,502	$1,869,786

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011:

	Nonaccrual	Loans past due over 90 days still accruing

Commercial	$815,799	$301,373
Commercial real estate	11,407,131	-
Agriculture	1,459,991	-
Agricultural real estate	1,234,256	-
Consumer	2,178	12,899
Residential real estate	3,407,741	-

Total	$18,327,096	$314,272

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by class of loans:

	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans not past due	Total
Commercial	$756,440	$-	$364,555	$1,120,995	$54,321,404	$55,442,399
Commercial real estate	2,214,490	1,014,445	6,171,097	9,400,032	173,849,889	183,249,921
Agriculture	430,847	40,561	1,211,787	1,683,195	15,049,543	16,732,738
Agricultural real estate	-	-	933,945	933,945	30,428,845	31,362,790
Consumer	134,349	28,468	12,091	174,908	6,395,860	6,570,768
Residential real estate	1,536,680	678,538	1,089,943	3,305,161	62,039,431	65,344,592

Total	$5,072,806	$1,762,012	$9,783,418	$16,618,236	$342,084,972	$358,703,208

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are generally either less than $100,000 or are included in groups of homogenous loans.  As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Not rated

Commercial	$62,623,533	$3,249,284	$3,945,358	$2,356,962	$-
Commercial and multi-family real estate	173,352,058	18,617,576	22,643,077	-	-
Residential 1 – 4 family	-	258,740	417,108	-	64,668,744
Consumer	-	3,717	24,185	-	6,542,866
Total	$235,975,591	$22,129,317	$27,029,728	$2,356,962	$71,211,610

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential 1 – 4 family and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in non-impaired residential 1 – 4 family and consumer loans based on payment activity as of June 30, 2011:

	Consumer	Residential 1 – 4 family

Performing	$6,288,271	$60,882,203
Nonperforming	280,966	4,290,863

Total	$6,569,236	$65,173,066

Purchased Loans:

From time to time, the Company enters into loan participation agreements to purchase loans and also acquired loans through the Findlay branch acquisition described in Note 3.  At June 30, 2011, the Bank held no loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

NOTE 6 – OTHER COMPREHENSIVE INCOME
The components of other comprehensive income and related tax effects are as follows for the six month periods ended June 30, 2011 and 2010 (dollars in thousands):

	2011	2010
Unrealized holding gains on available-for-sale securities	$1,867	$1,229
Reclassification adjustments for securities gains realized in income	(640)	(1)

Net unrealized gains	1,227	1,228

Tax effect	417	417

Net-of-tax amount	$810	$811

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

NOTE 7 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033.  As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option.  Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.40% at June 30, 2011 and 3.43% at June 30, 2010.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures approximated $175,000 and $173,000 for the six month periods ended June 30, 2011 and 2010, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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
June 30, 2011

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 include available-for-sale securities, which are all valued using Level 2 inputs, and mortgage servicing rights, amounting to $1,149,000 at June 30, 2011 and $1,114,126 at December 31, 2010, which are valued using Level 3 inputs.  Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010 include other real estate owned, as well as impaired loans approximating $16,669,716 at June 30, 2011 and $14,996,845 at December 31, 2010 all of which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the periods presented due to the lack of observable quotes in inactive markets for those instruments at June 30, 2011 and December 31, 2010.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the six month period ended June 30, 2011 and year ended December 31, 2010:

	June 30, 2011	December 31, 2010

Balance at beginning of period	$1,114,126	$1,273,525
Gains or losses, including realized and unrealized:
Disposals – amortization based on loan payments and payoffs	(69,856)	(332,851)
Purchases, issuances, and settlements	50,037	315,039
Other changes in fair value	54,286	(141,587)
Balance at end of period	$1,148,593	$1,114,126

The following summarizes the changes in other real estate owned measured at fair value on a nonrecurring basis as follows:

Balance as of December 31, 2010	$4,524,729
Transfer of loans	96,000
Impairment	(64,000)
Net Proceeds from sales	(1,532,208)
Balance as of June 30, 2011	$3,024,521

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

The following summarizes the changes in impaired loans measured at fair value on a nonrecurring basis as follows:

Balance as of December 31, 2010	$14,996,845
Net changes in impaired loans	4,455,879
Net principal payments and advances	(913,222)
Balance as of June 30, 2011	$18,539,502

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

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would typically include government bonds and exchange traded equities.  If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  The Corporation did not have any securities classified as Level 1 or Level 3 at June 30, 2011 or December 31, 2010.  There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at June 30, 2011 or December 31, 2010.

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

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less expected selling costs.  Such values are estimated primarily using appraisals and reflect a market value approach.  Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3.  In accordance with the provisions of ASC 360-10, other real estate owned was written down to its estimated fair value of $3,024,521, resulting in impairment charges of $64,000 which are included in earnings for the six month period ended June 30, 2011.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.  Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at June 30, 2011 and December 31, 2010.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at June 30, 2011 and December 31, 2010 were as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Carrying amount	Estimated value	Carrying amount	Estimated value
FINANCIAL ASSETS
Cash and cash equivalents	$36,229	$36,229	$48,604	$48,604
Securities, including Federal Home Loan Bank stock	155,825	155,825	145,334	145,334
Net loans	349,824	352,438	375,891	389,124
Mortgage servicing rights	1,149	1,149	1,114	1,114
	$543,027	$545,641	$570,943	$584,176
FINANCIAL LIABILITIES
Deposits	$478,009	$465,797	$488,651	$492,413
Other borrowings	33,193	35,496	55,778	58,415
Junior subordinated deferrable interest debentures	10,300	10,512	10,300	9,913
Other liabilities	3,253	3,329	2,883	2,963
	$526,251	$515,134	$557,612	$563,704

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments.  The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at June 30, 2011 and December 31, 2010 which relate to commitments to extend credit and letters of credit.  The contract amount of such financial instruments amounts to $69,614,000 at June 30, 2011 and $70,035,000 at December 31, 2010.  Such amounts are also considered to be the estimated fair values.

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
June 30, 2011

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

Other borrowings and junior subordinated deferrable interest debentures:

The fair value of other borrowings (consisting of Federal Home Loan Bank borrowings, and customer repurchase agreements), and junior subordinated deferrable interest debentures are determined using the net present value of discounted cash flows based on current borrowing rates for similar types of borrowing arrangements, and are obtained from an independent third party.

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

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

NOTE 10 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after June 30, 2011 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2011 have been recognized in the consolidated financial statements for the period ended June30, 2011.  Events or transactions that provided evidence about conditions that did not exist at June 30, 2011 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended June 30, 2011.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2011	2010	2011	2010
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.69%	0.20%	0.58%	0.43%
Average shareholders’ equity (a)	6.94%	2.22%	6.23%	4.84%
Net interest margin (a)	3.63%	3.79%	3.73%	3.81%
Efficiency ratio (b)	58.22%	64.42%	60.07%	63.81%
Average shareholders’ equity to average assets	9.94%	8.85%	9.35%	8.92%
Loans to deposits (end of period)	75.04%	79.45%	75.04%	79.45%
Allowance for loan losses to loans (end of period)	2.48%	1.52%	2.48%	1.52%
Cash dividends to net income	0.00%	168.39%	0.00%	77.67%

Book value per share	$16.71	$16.08	$16.71	$16.08

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2011, the Corporation reported net income of $987,000, or $0.29 basic earnings per share.  This compares to the second quarter of 2010 net income of $307,000, or $0.09 basic earnings per share.  Compared with the same period in 2010, second quarter net income increased $681,000 (221.8%) primarily due to an increase in non-interest income of $1,019,000, a decrease in the provision for loan losses of $500,000, and a decrease in non-interest expenses of $109,000 offset by a decrease in net interest income of $551,000 and an increase in the provision for income taxes of $396,000.

Net income for the six-months ended June 30, 2011 totaled $1,753,000, or $0.51 basic earnings per share compared to $1,330,000 or $0.39 basic earnings per share for the same period in 2010. Compared with the same period in 2010, net income increased $423,000, or 31.8%. The increase for the six month period ended June 30, 2011, as compared to the six month period ended June 30, 2010, was primarily the result of an increase in non-interest income of $1,029,000, a decrease in the provision for loan losses of $25,000 and a decrease in non-interest expenses of $255,000 offset by a decrease in net interest income of $681,000, and an increase in the provision for income taxes of $206,000.

Net Interest Income

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income.  Net interest income was $4,855,000 for the second quarter of 2011, compared to $5,406,000 for the same period of 2010, a decrease of $551,000 (10.2%).  Net interest income was $9,948,000 for the first six months of 2011 compared to $10,629,000 for the same period of 2010, a decrease of $681,000 (6.4%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the quarterly and six month periods ended June 30, 2011, the net interest margin (on a taxable equivalent basis) was 3.63% and 3.73%, respectively, compared with 3.79% and 3.81% for the same periods in 2010.

Deposits comprised 88% of average interest-bearing liabilities for the six month period ended June 30, 2011, compared to 84% for the same period in 2010.  This change in the composition of interest-bearing liabilities, coupled with a lower overall interest rate environment, resulted in the Corporation’s cost of funds being 1.59% for the first six months of 2011 compared to 1.85% for the same period in 2010.  The decrease in the yield of interest-earning assets (5.11% for the first six months of 2011 compared to 5.47% for the same period of 2010) negatively impacted the net interest margin.

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets.  A $1,300,000 provision for loan losses was made for the second quarter of 2011 compared to a $1,800,000 provision for the same period in 2010. A $2,575,000 provision for loan losses was made for the six month period ended June 30, 2011 compared to a $2,600,000 provision for the same period in 2010. See “Allowance for Loan Losses” under Financial Condition and “Overview of the Income Statement” under Results of Operations for further discussion relating to the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees, earnings on life insurance policies, income arising from sales of investment products to customers, and occasional security sale transactions.  Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter.  For the quarter ended June 30, 2011, non-interest income was $1,460,000, compared to $440,000 for the second quarter of 2010, a $1,020,000 (231.8%) increase. For the six month period ended June 30, 2011, non-interest income was $2,200,000, compared to $1,171,000 for the same period in 2010, a $1,029,000 (88.0%) increase.

Gain on sales of loans amounted to $76,000 for the quarter ended June 30, 2011, compared to $119,000 for the second quarter of 2010, a decrease of $43,000 (36.1%).  Quarterly gains on sale of loans included capitalized servicing rights of $36,000 in 2011 and $35,000 in 2010. Gain on sales of loans amounted to $134,000 for the six months ended June 30, 2011 compared to $189,000 for the comparable period in 2010, a decrease of $55,000 (29.1%).  Gain on sales of loans for the six month period included capitalized servicing rights of $50,000 in 2011 and $56,000 in 2010.

The fair value of mortgage servicing rights increased $40,000 for the quarter ended June 30, 2011, compared to a $365,000 decrease for the quarter ended June 30, 2010. For the six-month period ended June 30, 2011, there was an increase in fair value of mortgage servicing rights of $54,000, compared to a decrease in fair value of mortgage servicing rights of $397,000 for the six months ended June 30, 2010.

Gain on sales of securities amounted to $619,000 for the quarter ended June 30, 2011, compared to $1,000 for the second quarter of 2010, an increase of $618,000 (61,800%).  Gain on sales of securities amounted to $640,000 for the six months ended June 30, 2011 compared to $1,000 for the comparable period in 2010, an increase of $639,000 (63,900%).  During the first six months of 2011, as part of its asset/liability management strategy, the Corporation sold $12,246,000 of securities resulting in a gain on sale of $640,000.

Non-Interest Expenses

For the quarter ended June 30, 2011, non-interest expenses were $3,824,000, compared to $3,932,000 for the second quarter of 2010, a $108,000 (2.8%) decrease. For the six-month period ended June 30, 2011, non-interest expenses totaled $7,600,000, compared to $7,856,000 for the comparable period of 2010, a decrease of $256,000 (3.3%).  The $256,000 decrease in other non-interest expenses includes decreases of $298,000 relating to other real estate owned and related asset management costs; $116,000 in data processing, $112,000 in miscellaneous expenses, and $100,000 in miscellaneous losses offset by a $141,000 increase in FDIC premium expenses and $101,000 increase in advertising.  The decrease in other real estate owned and related asset management costs is attributable to a decrease in impairment charges taken on other real estate owned assets during the first six months of 2011, as well as a decrease in asset management legal expenses.  Data processing expenses decreased as a result of the Bank utilizing a different data processing vendor.  Miscellaneous expenses decreased as a result of a decrease in the Bank’s unfunded commitment liability and the lack of branch acquisition expenses in 2011.  The decrease in miscellaneous losses is attributable to the charge-off of negative escrow related to thirty loans during the second quarter of 2010.  Advertising expenses increased during the first six months of 2011, as compared to the same period in 2010, primarily from the Bank rolling out the KASASA product line.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  For the quarter ended June 30, 2011, the Corporation’s efficiency ratio was 58.22%, compared to 64.42% for the same period of 2010. For the six-month period ended June 30, 2011, the Corporation’s efficiency ratio was 60.07%, compared to 63.81% for the same period of 2010.

Provision for Income Taxes

The provision (credit) for income taxes for the quarter ended June 30, 2011 was $203,000, compared to $(193,000) for the comparable 2010 period.  The provision for income taxes for the six-month period ended June 30, 2011 was $219,000, or 11% of income before income taxes, compared to $13,000, or 1%, for the comparable 2010 period.  The low effective tax rate for the six months ended June 30, 2011 was due to tax exempt income from securities and loans, as well as bank-owned life insurance comprising approximately 62% of the Corporation’s income before income taxes.  In addition, a $50,000 FIN 48 reserve that was established under the Tax Equity and Fiscal Responsibility Act (TEFRA) was reversed back into income during the first quarter of 2011.  This reversal resulted from an IRS exam that was closed with no adjustments, so the 2009 FIN 48 reserve was reversed back into income under the effectively settled standard.  The unusually low effective tax rate for the six months ended June 30, 2010 was due to tax exempt income from securities and loans, as well as bank-owned life insurance comprising substantially all of the Corporation’s income before income taxes.

Return on Assets

Return on average assets was 0.69% for the second quarter of 2011, compared to 0.20% for the second quarter of 2010. For the six-month period ended June 30, 2011, return on average assets was 0.58%, compared to 0.43% for the same period of 2010.

Return on Equity

Return on average shareholders’ equity for the second quarter of 2011 was 6.94%, compared to 2.22% for the same period of 2010. Return on average equity for the six months ended June 30, 2011 was 6.23%, compared to 4.84% for the same period in 2010.

The Corporation and Bank met all regulatory capital requirements as of June 30, 2011, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $582.3 million at June 30, 2011, compared to $612.6 million at December 31, 2010, a decrease of $30.3 million, or 4.9%.  The decrease in total assets was primarily the result of decreases in total cash and cash equivalents of $12.4 million (25.5%), gross loans of $25.2 million (6.6%), other real estate owned of $1.5 million (33.2%) and other assets of $809,000 (12.2%) offset by an increase in available-for-sale securities of $10.5 million (7.5%).  Deposits during this same period decreased $10.6 million, or 2.2% and other borrowings, consisting of Federal Home Loan Bank (FHLB) borrowings, and customer repurchase agreements, decreased $22.6 million (40.5%).

Shareholders’ equity increased from $55.0 million at December 31, 2010 to $57.6 million at June 30, 2011.  This increase was the result of net income ($1.8 million), the issuance of 389 treasury shares under the Corporation’s Employee Stock Purchase Plan ($6,000), and an $810,000 increase in unrealized securities gains, net of tax.  The increase in unrealized securities gains during the six month period ended June 30, 2011, was the result of customary and expected changes in the bond market.  Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $36.2 million at June 30, 2011, compared to $48.6 million at December 31, 2010. Cash and cash equivalents at June 30, 2011 includes interest-bearing deposits in other banks of $29.3 million compared to $40.3 million at December 31, 2010.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

At June 30, 2011, available-for-sale securities totaled $150.9 million, an increase of $10.5 million from December 31, 2010.  At June 30, 2011, the amortized cost of the Corporation’s securities totaled $147.0 million, resulting in net unrealized gains of $4.0 million and a corresponding after tax increase in shareholders’ equity of $810,000.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans totaled $358.7 million at June 30, 2011, compared to $383.9 million at December 31, 2010, a decrease of $25.2 million (6.6%).  The decrease in loan balances during the first six months of 2011 resulted primarily from a decline in loan origination activity, normal pay downs and runoff on current loans, and a continued focus by the Bank’s credit administration department to identify and dispose of or reduce problem credits.  The Bank has also continued to experience soft loan demand in its lending markets.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the six months ended June 30, 2011 and 2010, respectively:

	(dollars in thousands)

	2011	2010
Balance, beginning of period	$8,017	$4,804
Provision for loan losses	2,575	2,600

Charge offs	(1,823)	(1,547)
Recoveries	110	184
Net charge offs	(1,713)	(1,363)

Balance, end of period	$8,879	$6,041

The allowance for loan losses as a percentage of gross loans was 2.48% at June 30, 2011 and 2.09% at December 31, 2010.  The increase in the allowance for loan losses as a percentage of gross loans is attributable to the higher level of charge-offs experienced by the Bank over the past few years, a continued decline in the overall quality of the loan portfolio as evidenced by the level of classified credits, and continued concerns with the prolonged economic downturn.

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

Loans on non-accrual status amounted to $18.3 million and $16.5 million at June 30, 2011 and December 31, 2010, respectively.  As a result of the Bank financing several OREO properties with little or no down payment required, non-accrual loans include $1.1 million of performing loans that forbid the accrual of interest until a minimum principal amount is paid by the borrowers.  Non-accrual loans as a percentage of outstanding loans amounted to 5.1% at June 30, 2011, compared to 4.3% at December 31, 2010.

The Bank considers a loan to be impaired when it becomes probable that the Bank will be unable to collect under the contractual terms of the loan, based on current information and events.  Impaired loans, principally consisting of commercial and commercial real estate credits, amounted to $18.5 million at June 30, 2011 and 15.7 million at December 31, 2010.  Impaired loans at June 30, 2011 and December 31, 2010, included $11.3 million and $9.6 million, respectively of loans with no specific reserves included in the allowance for loan losses and $7.2 million and $6.1 million, respectively of loans with specific reserves of $1.9 million and $700,000 included in the Bank’s June 30, 2011 and December 31, 2010 allowance for loan losses.

In addition to impaired loans, the Bank had other potential problem credits of $33.0 million at June 30, 2011 and $30.4 million at December 31, 2010.  The Bank’s credit administration department continues to closely monitor these credits.

The Bank provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan-charge off experience.  The Bank has experienced $1.7 million of net loan charge-offs during the first six months of 2011 compared to annual net loan charge-offs of $3.3 million in 2010, $5.9 million in 2009, and $1.2 million in 2008, with a significant amount of the charge-offs coming from the commercial and commercial real estate loan portfolios.  The Bank also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.  Consequently, the loss rates applied to these loans have increased as a result of the increase in the Bank’s historic net loan charge-offs.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $478.0 million, or 91.7% of the Corporation’s funding sources at June 30, 2011.  Total deposits decreased $10.6 million during the six months ended June 30, 2011.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 10.7% of total deposits at June 30, 2011, compared to 9.4% at June 30, 2010.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $27.6 million and $44.6 million at June 30, 2011 and December 31, 2010, respectively, and customer repurchase agreements totaling $5.6 million and $11.2 million at June 30, 2011 and December 31, 2010, respectively.  The Corporation also has outstanding junior subordinated deferrable interest debentures of $10.3 million at June 30, 2011 and December 31, 2010.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the six month period ended June 30, 2011, the Corporation had net income of $1,753,000.  The increase in net unrealized gains on available-for-sale securities, net of income taxes, was $810,000 and $811,000 for the six months ended June 30, 2011 and 2010, respectively.  Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment.  During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power.  In the commercial banking industry, monetary assets typically exceed monetary liabilities.  The Bank has not experienced a significant level of inflation or deflation during the six month period ended June 30, 2011.  However, because of the depressed national real estate market and sluggish local economy, the Bank has experienced declines in the value of collateral securing commercial and non-commercial real estate loans.  Management continues to closely monitor these trends in calculating the Bank’s allowance for loan losses.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report.  The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended June 30, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

04/01/11 -
04/30/11	None	None	302,058	97,942

05/01/11 -
05/31/11	None	None	302,058	97,942

06/01/11 -
06/30/11	None	None	302,058	97,942

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
Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of CEO
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of CFO
Exhibit 32.1 Section 1350 CEO’s Certification
Exhibit 32.2 Section 1350 CFO’s Certification
Exhibit 99 Safe Harbor under The Private Securities Litigation Reform Act of 1995
Exhibit 101.INS  XBRL Instance Document
Exhibit 101.SCH  XBRL Taxonomy Extension Schema
Exhibit 101.CAL  XBRL Taxonomy Extension Calculation
Exhibit 101.DEF  XBRL Taxonomy Extension Definition
Exhibit 101.LAB  XBRL Taxonomy Extension Label
Exhibit 101.PRE  XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date:	August 4, 2011	By: /s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED JUNE 30, 2011

Exhibit Number	Description	Exhibit Location
3(i)	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
3(ii)	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10Q for the quarter ended June 30, 2007.
10.1	Employment Agreement – Daniel W. Schutt	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.2	Salary Continuation Agreement – Daniel W. Schutt	Incorporated by reference to Corporation's Form 10K filed March 23, 2007.
10.3	Agreement - Brian D. Young	Incorporated by reference to Corporation's Form 8-K filed July 20, 2006.
10.4	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.5	Salary Continuation Agreement – Heather M. Oatman	Incorporated herein by reference to the Corporation's 2008 Form 10K filed March 20, 2009.
10.6	Salary Continuation Agreement First Amendment – Daniel W. Schutt	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.7	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005.
10.8	Salary Continuation Agreement, Second Amendment – Daniel W. Schutt	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.9	Salary Continuation Agreement, First Amendment – Brian D. Young	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.10	Change in Control Agreement - Daniel W. Schutt	Incorporated herein by reference to the Corporation’s Form 8-K filed January 14, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith
101.INS	XBRL Instance Document (a)	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB	XBRL Taxonomy Extension Label	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith
(a) Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.