Form 10-Q
period 2011-09-30
UNITED BANCSHARES INC/OH
filed 2011-11-04
CIK 1087456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Large accelerated filer ____   Accelerated filer ____   Non-accelerated filer____   Smaller Reporting Company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 14, 2011: 3,445,679

This document contains 44 pages.  The Exhibit Index is on page 38 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$7,013,453	$8,253,990
Interest-bearing deposits in other banks	38,376,532	40,349,646
Federal funds sold	526,439	-
Total cash and cash equivalents	45,916,424	48,603,636

SECURITIES, available-for-sale	152,507,095	140,440,361
FEDERAL HOME LOAN BANK STOCK, at cost	4,893,800	4,893,800

LOANS	349,569,167	383,907,387
Less allowance for loan losses	(8,442,101)	(8,016,786)
Net loans	341,127,066	375,890,601

PREMISES AND EQUIPMENT, net	9,608,871	9,933,432
GOODWILL	8,554,979	8,554,979
CASH SURRENDER VALUE OF LIFE INSURANCE	13,220,494	12,894,671
OTHER REAL ESTATE OWNED	3,294,500	4,524,729
OTHER ASSETS, including accrued interest receivable and other intangible assets	5,582,405	6,880,346

TOTAL ASSETS	$584,705,634	$612,616,555

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$55,173,150	$50,404,847
Interest bearing	426,112,940	438,245,779
Total deposits	481,286,090	488,650,626

Other borrowings	31,260,780	55,777,834
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	3,312,711	2,883,032

Total liabilities	526,159,581	557,611,492

SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value. Authorized 10,000,000 shares; issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,660,579	14,660,000
Retained earnings	41,601,465	39,600,718
Accumulated other comprehensive income	3,338,268	1,810,684
Treasury stock, 314,878 shares at September 30, 2011 and 315,668 shares at December 31, 2010, at cost	(4,814,816)	(4,826,896)
Total shareholders' equity	58,546,053	55,005,063

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$584,705,634	$612,616,555

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans, including fees	$5,147,788	$6,049,849	$16,190,060	$18,409,873
Securities:
Taxable	800,111	952,278	2,567,595	3,059,246
Tax-exempt	481,889	500,674	1,462,628	1,496,057
Other	20,760	19,076	67,457	57,828
Total interest income	6,450,548	7,521,877	20,287,740	23,023,004

INTEREST EXPENSE
Deposits	1,422,020	1,510,361	4,248,446	4,800,062
Other borrowings	360,361	591,481	1,423,500	2,174,378
Total interest expense	1,782,381	2,101,842	5,671,946	6,974,440

NET INTEREST INCOME	4,668,167	5,420,035	14,615,794	16,048,564

PROVISION FOR LOAN LOSSES	1,400,000	1,900,000	3,975,000	4,500,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,268,167	3,520,035	10,640,794	11,548,564

NON-INTEREST INCOME
Gain on sales of loans	62,813	285,663	276,220	475,083
Gain on sales of securities	252,935	274,946	892,926	276,081
Change in fair value of mortgage servicing rights	(317,539)	18,881	(263,253)	(378,477)
Other	809,302	666,135	2,101,728	2,043,552
Total non-interest income	807,511	1,245,625	3,007,621	2,416,239

NON-INTEREST EXPENSES	3,992,379	3,763,253	11,592,668	11,618,965

Income before income taxes	83,299	1,002,407	2,055,747	2,345,838
PROVISION (CREDIT) FOR INCOME TAXES	(164,000)	123,000	55,000	136,000
NET INCOME	$247,299	$879,407	$2,000,747	$2,209,838

NET INCOME PER SHARE
Basic	$0.07	$0.26	$0.58	$0.64
Weighted average common shares outstanding	3,445,662	3,444,856	3,445,399	3,444,641

Diluted	$0.07	$0.26	$0.58	$0.64
Weighted average common shares outstanding	3,445,662	3,444,856	3,445,399	3,444,641

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Nine months ended September 30, 2011 and 2010

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total
BALANCE AT DECEMBER 31, 2010	$3,760,557	14,660,000	39,600,718	1,810,684	(4,826,896)	$55,005,063

Net income			2,000,747			2,000,747
Change in unrealized gain on available-for-sale securities, net of income taxes				1,527,584		1,527,584
Total comprehensive income						3,528,331

790 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		579			12,080	12,659
BALANCE AT SEPTEMBER 30, 2011	$3,760,557	14,660,579	41,601,465	3,338,268	(4,814,816)	$58,546,053

BALANCE AT DECEMBER 31, 2009	$3,760,557	14,659,661	38,343,134	2,359,821	(4,844,068)	$54,279,105

Net income			2,209,838			2,209,838
Change in unrealized loss on available-for-sale securities, net of income taxes				1,401,081		1,401,081
Total comprehensive income						3,610,919

Dividends declared ($0.45 per share)			-1,550,098			-1,550,098
1,123 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		339			17,172	17,511
BALANCE AT SEPTEMBER 30, 2010	$3,760,557	14,660,000	39,002,874	3,760,902	(4,826,896)	$56,357,437

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2011	2010

Cash flows provided by operating activities	$6,693,659	$7,729,675

Cash flows provided by investing activities:
Proceeds from calls or maturities of securities	26,558,683	27,354,405
Proceeds from sales of available-for-sale securities	18,370,945	9,130,745
Purchases of available-for-sale securities	(54,211,917)	(40,597,943)
Net decrease in loans	30,290,535	9,159,279
Cash received from branch acquisition	-	22,260,144
Proceeds from sale of other real estate owned	1,655,911	2,055,725
Expenditures for premises and equipment	(67,097)	(276,843)
Net cash provided by investing activities	22,597,060	29,085,512

Cash flows provided by financing activities:
Net change in deposits	(7,473,536)	2,367,729
Long-term borrowings, net of repayments	(24,517,054)	(27,302,621)
Proceeds from issuance of common stock	12,659	17,511
Cash dividends paid	-	(1,550,098)
Net cash used in financing activities	(31,977,931)	(26,467,479)

Net change in cash and cash equivalents	(2,687,212)	10,347,708
Cash and cash equivalents:
At beginning of period	48,603,636	27,379,889
At end of period	$45,916,424	$37,727,597

Cash paid for:

Interest	$5,721,149	$7,385,684

Income taxes	$-	$475,000

Non-cash investing activities:
Change in net unrealized gain on available-for-sale securities	$2,314,521	$2,122,849

Transfer of loans to other real estate owned	$498,000	$658,000

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Union Bank Company (“the Bank”).  The Bank has formed a wholly-owned subsidiary, UBC Investments, Inc. (“UBC”), to hold and manage its securities portfolio.  The operations of UBC are located in Wilmington, Delaware. The Bank has also formed a wholly-owned subsidiary, UBC Property, Inc., to hold and manage properties that may be acquired in lieu of foreclosure.  All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Corporation conform to generally accepted practices within the banking industry.  The Corporation considers all of its principal activities to be banking related.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

ASU 2011-01, Deferral of the Effective Date of Disclosures about TDR in Update No. 2010-20, deferred additional disclosures regarding TDR required by ASU 2010-20 until ASU 2011-02 was issued. For interim and annual periods beginning after June 15, 2011 entities are required to enhance existing disclosures about the allowance for credit losses and the credit quality of financing receivables to include, at minimum, the nature and extent of a creditor’s TDR and financing receivables modified as TDR within the previous period that defaulted.  The Corporation has provided the additional disclosures required regarding TDRs in Note 5.

In January 2010, The Financial Accounting Standards Board (FASB) issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, amending ASC Subtopic 820-10 to require disclosure of transfers in and out of levels 1 and 2 fair value measurement categories and activity in level 3 fair value measurement category. Additionally, the guidance amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. These disclosures are required for fiscal periods beginning after December 15, 2009, and for interim periods within those fiscal years except for activity in the level 3 fair value measurement category which is effective for annual and interim periods beginning after December 15, 2010. The Corporation has provided the additional disclosure required by ASU 2010-06 in Note 8.  Additionally, in May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same.  The Amendments of ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011.  The Corporation does not believe that this will have an impact on the financial statements or disclosures.

In April 2011, FASB issued ASU 2011-02, A Creditors Determination of whether a Restructuring Is a Troubled Debt Restructuring. The new guidance clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of accounting principles generally accepted in the United States of America. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Additionally, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. Management has determined that there has been no significant change in  the amount of loan modifications or restructurings classified as TDRs as a result of clarification provided in ASU 2011-02.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

In April 2011, FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The new guidance was issued to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011.  The Corporation does not believe that this will have an impact on the financial statements or disclosures.

In June, 2011, FASB issued ASU 2011-05, Presentation of Comprehensive Income, an amendment to Subtopic 220-10.  The guidance was issued to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are not expected to have a significant impact on the Corporation’s financial statements.

In September, 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, an amendment to Subtopic 350-20.  The objective of this update is to simplify how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted for annual or interim periods that have not yet been issued.  The Corporation has not yet determined whether to early adopt the amendment, but it is not expected to have an impact on the Corporation’s financial statements.

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

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of September 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government and Agencies	$7,511	$7,503	$-	$-
Obligations of states and political subdivisions	46,580	48,551	46,547	47,298
Mortgage-backed	92,857	95,925	90,648	92,633
Other	502	528	502	509

Total	$147,450	$152,507	$137,697	$140,440

A summary of gross unrealized gains and losses on available-for-sale securities as of September 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
U.S. Government and Agencies	$9	$17	$-	$-
Obligations of states and political subdivisions	2,037	66	989	238
Mortgage-backed	3,080	12	2,529	544
Other	26	-	7	-

Total	$5,152	$95	$3,525	$782

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

NOTE 5 – LOANS

The following table presents the balance and activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the period ending September 30, 2011:

		Commercial
		and	Residential
		multi-family	1 – 4 family
	Commercial	real estate	real estate	Consumer	Total
Balance at December 31, 2010	$2,886,467	$3,915,323	$886,879	$328,117	$8,016,786
Provision charged to expenses	309,992	3,226,435	636,800	(198,227)	3,975,000
Losses charged off	(470,612)	(2,871,203)	(472,937)	(64,335)	(3,879,087)
Recoveries	15,460	142,082	106,621	65,239	329,402

Balance at September 30, 2011	$2,741,307	$4,412,637	$1,157,363	$130,794	$8,442,101

Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$692,548	$859,959	$-	$-	$1,552,507
Collectively evaluated for impairment	2,048,759	3,552,678	1,157,363	130,794	6,889,594

Total allowance for loan losses	$2,741,307	$4,412,637	$1,157,363	$130,794	$8,442,101

Loans:
Individually evaluated for impairment	$4,665,790	$17,842,742	$13,776	$-	$22,522,308
Collectively evaluated for impairment	62,593,112	194,933,114	63,555,975	5,964,658	327,046,859

Total ending loans balance	$67,258,902	$212,775,856	$63,569,751	$5,964,658	$349,569,167

Impaired loans were as follows as of September 30, 2011:

2011

Loans with no allowance for loan losses allocated	$12,290,204
Loans with allowance for loan losses allocated	10,232,104

Total impaired loans	$22,522,308

Amount of the allowance allocated to impaired loans	$1,552,507

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

The following is a summary of the activity in the allowance for loan losses of impaired loans, which is a part of the Bank’s overall allowance for loan losses for the nine month period ended September 30, 2011:

2011

Balance at beginning of period	$691,780
Provision for loan losses	1,200,428
Loans charged-off	(339,701)

Balance at end of period	$1,552,507

No additional funds are committed to be advanced in connection with impaired loans.

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011:

	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$199,965	$-
Commercial and multi-family real estate	6,980,561	-
Agriculture	3,690,613	-
Agricultural real estate	1,405,289	-
Consumer	-	-
Residential 1 – 4 family real estate	-	-
With an allowance recorded:
Commercial	775,212	692,548
Commercial and multi-family real estate	9,456,892	859,959
Agriculture	-	-
Agricultural real estate	-	-
Consumer	-	-
Residential 1 – 4 family real estate	13,776	-

Total	$22,522,308	$1,552,507

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

The following table presents the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and troubled debt restructurings by class of loans as of September 30, 2011:

	Nonaccrual	Loans past due over 90 days still accruing	Troubled debt restructurings

Commercial	$757,618	$-	$882,767
Commercial real estate	16,069,925	1,338	10,281,801
Agriculture	1,362,824	-	2,158,200
Agricultural real estate	1,231,182	-	167,050
Consumer	1,446	2,779	-
Residential real estate	3,104,534	-	57,796

Total	$22,527,529	$4,117	$13,547,614

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 by class of loans:

	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans not past due	Total
Commercial	$237,706	$520,627	$49,142	$807,475	$47,143,995	$47,951,470
Commercial real estate	2,528,820	60,739	5,050,810	7,640,369	175,364,036	183,004,405
Agriculture	224,974	82,591	1,326,376	1,633,941	17,673,491	19,307,432
Agricultural real estate	658,558	-	933,945	1,592,503	28,178,948	29,771,451
Consumer	108,565	56,657	2,779	168,001	5,796,657	5,964,658
Residential real estate	1,968,610	603,149	543,165	3,114,924	60,454,827	63,569,751

Total	$5,727,233	$1,323,763	$7,906,217	$14,957,213	$334,611,954	$349,569,167

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are generally either less than $100,000 or are included in groups of homogenous loans.  As of September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Not rated

Commercial	$59,737,758	$3,007,976	$3,272,308	$1,240,860	$-
Commercial and multi-family real estate	175,980,875	13,077,386	22,783,650	933,945	-
Residential 1 – 4 family	-	257,525	280,172	-	63,032,054
Consumer	-	3,134	21,693	13,776	5,926,055

Total	$235,718,633	$16,346,021	$26,357,823	$2,188,581	$68,958,109

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential 1 – 4 family and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in non-impaired residential 1 – 4 family and consumer loans based on payment activity as of September 30, 2011:

	Consumer	Residential 1 – 4 family

Performing	$5,960,433	$61,101,481
Nonperforming	4,225	1,916,797

Total	$5,964,658	$63,018,278

Purchased Loans:

From time to time, the Company enters into loan participation agreements to purchase loans and also acquired loans through the Findlay branch acquisition described in Note 3.  At September 30, 2011, the Bank held no loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Modifications:

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties.  These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Certain TDRs are classified as nonperforming at the time of restructure and may be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period.

When the Company modifies a loan, management evaluates any possible concession based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except with the sole (remaining) source of repayment for the loan in the operation or liquidation of the collateral.  In these cases, management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows.  If management determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or a charge-off to the allowance.  Segment and class status is determined by the loan’s classification at originations.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

The following table includes the recorded investment and number of modifications for TDR loans during the third quarter.
	Number of modifications	Recorded investment	Allowance for loan losses allocated
Troubled Debt Restructurings:
Commercial Real Estate	3	$5,828,529	$484,506

The recorded investment in the loans did not change as a result of the modifications.  There are not any troubled debt restructurings for which there was a payment default in the current reporting period.

NOTE 6 – OTHER COMPREHENSIVE INCOME
The components of other comprehensive income and related tax effects are as follows for the nine month periods ended September 30, 2011 and 2010 (dollars in thousands):

	2011	2010
Unrealized holding gains on available-for-sale securities	$3,207	$2,399
Reclassification adjustments for securities gains realized in income	(893)	(276)

Net unrealized gains	2,314	2,123

Tax effect	786	722

Net-of-tax amount	$1,528	$1,401

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

NOTE 7 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033.  As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option.  Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.51% at September 30, 2011 and 3.69% at September 30, 2010.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures approximated $262,000 and $267,000 for the nine month periods ended September 30, 2011 and 2010, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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
September 30, 2011

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 include available-for-sale securities, which are all valued using Level 2 inputs, and mortgage servicing rights, amounting to $805,376 at September 30, 2011 and $1,114,126 at December 31, 2010, which are valued using Level 3 inputs.  Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010 include other real estate owned, as well as impaired loans approximating $20,969,801 at September 30, 2011 and $14,996,845 at December 31, 2010 all of which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the periods presented due to the lack of observable quotes in inactive markets for those instruments at September 30, 2011 and December 31, 2010.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the nine month period ended September 30, 2011 and year ended December 31, 2010:

	September 30, 2011	December 31, 2010

Balance at beginning of period	$1,114,126	$1,273,525
Gains or losses, including realized and unrealized:
Disposals – amortization based on loan payments and payoffs	(136,896)	(332,851)
Purchases, issuances, and settlements	91,399	315,039
Other changes in fair value	(263,253)	(141,587)
Balance at end of period	$805,376	$1,114,126

The following is a summary of the changes in other real estate owned measured at fair value on a nonrecurring basis:

Balance as of December 31, 2010	$4,524,729
Transfer of loans	498,000
Impairment	(96,749)
Net Proceeds from sales	(1,631,480)
Balance as of September 30, 2011	$3,294,500

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

The following summarizes the changes in impaired loans measured at fair value on a nonrecurring basis:

Balance as of December 31, 2010	$14,996,845
Net changes in impaired loans	7,930,891
Net principal payments and advances	(1,957,935)
Balance as of September 30, 2011	$20,969,801

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

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would typically include government bonds and exchange traded equities.  If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  The Corporation did not have any securities classified as Level 1 or Level 3 at September 30, 2011 or December 31, 2010.  There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at September 30, 2011 or December 31, 2010.

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

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less expected selling costs.  Such values are estimated primarily using appraisals and reflect a market value approach.  Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3.  In accordance with the provisions of ASC 360-10, other real estate owned was written down to its estimated fair value of $3,294,500, resulting in impairment charges of $96,749 which are included in earnings for the nine month period ended September 30, 2011.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.  Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at September 30, 2011 and December 31, 2010.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at September 30, 2011 and December 31, 2010 were as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Carrying amount	Estimated value	Carrying amount	Estimated value
FINANCIAL ASSETS
Cash and cash equivalents	$45,916	$45,916	$48,604	$48,604
Securities, including Federal Home Loan Bank stock	157,401	157,401	145,334	145,334
Net loans	341,127	341,101	375,891	389,124
Mortgage servicing rights	805	805	1,114	1,114
	$545,249	$545,223	$570,943	$584,176
FINANCIAL LIABILITIES
Deposits	$481,286	$476,725	$488,651	$492,413
Other borrowings	31,261	34,091	55,778	58,415
Junior subordinated deferrable interest debentures	10,300	9,341	10,300	9,913
Other liabilities	3,313	3,386	2,883	2,963
	$526,160	$523,543	$557,612	$563,704

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments.  The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at September 30, 2011 and December 31, 2010 which relate to commitments to extend credit and letters of credit.  The contract amount of such financial instruments amounts to $65,419,000 at September 30, 2011 and $70,035,000 at December 31, 2010.  Such amounts are also considered to be the estimated fair values.

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
September 30, 2011

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

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2011

NOTE 10 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after September 30, 2011 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2011 have been recognized in the consolidated financial statements for the period ended September 30, 2011.  Events or transactions that provided evidence about conditions that did not exist at September 30, 2011 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended September 30, 2011.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2011	2010	2011	2010
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.17%	0.57%	0.45%	0.47%
Average shareholders’ equity (a)	1.70%	6.30%	4.69%	5.33%
Net interest margin (a)	3.61%	3.94%	3.69%	3.85%
Efficiency ratio (b)	69.75%	54.35%	63.08%	60.40%
Average shareholders’ equity to average assets	9.94%	8.99%	9.54%	8.80%
Loans to deposits (end of period)	72.63%	79.87%	72.63%	79.87%
Allowance for loan losses to loans (end of period)	2.42%	1.92%	2.42%	1.92%
Cash dividends to net income	0.00%	58.76%	0.00%	70.15%

Book value per share	$16.99	$16.36	$16.99	$16.36

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended September 30, 2011, the Corporation reported net income of $247,000, or $0.07 basic earnings per share.  This compares to the third quarter of 2010 net income of $879,000, or $0.26 basic earnings per share.  Compared with the same period in 2010, third quarter net income decreased $632,000 (71.9%) primarily due to a decrease in net interest income of $752,000 (13.9%), a decrease in non-interest income of $438,000, and an increase in non-interest expenses of $229,000 offset by a decrease in the provision for loan losses of $500,000 and a decrease in the provision for income taxes of $287,000.

Net income for the nine months ended September 30, 2011 totaled $2,001,000, or $0.58 basic earnings per share compared to $2,210,000 or $0.64 basic earnings per share for the same period in 2010. Compared with the same period in 2010, net income decreased $209,000, or 9.5%. The decrease for the nine month period ended September 30, 2011, as compared to the nine month period ended September 30, 2010, was primarily the result of decrease in net interest income of $1,433,000 (8.9%), offset by an increase in non-interest income of $592,000 (24.5%), a decrease in non-interest expenses of $26,000 (0.2%), a decrease in the provision for loan losses of $525,000 (11.7%) and a decrease in the provision for income taxes of $81,000 (59.6%).

Net Interest Income

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income.  Net interest income was $4,668,000 for the third quarter of 2011, compared to $5,420,000 for the same period of 2010, a decrease of $752,000 (13.9%).  Net interest income was $14,616,000 for the first nine months of 2011 compared to $16,049,000 for the same period of 2010, a decrease of $1,433,000 (8.9%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the quarterly and nine month periods ended September 30, 2011, the net interest margin (on a taxable equivalent basis) was 3.61% and 3.69%, respectively, compared with 3.94% and 3.85% for the same periods in 2010.

Deposits comprised 89% of average interest-bearing liabilities for the nine month period ended September 30, 2011, compared to 85% for the same period in 2010.  The Corporation’s cost of funds were 1.56% for the first nine months of 2011 compared to 1.78% for the same period in 2010 and the yield on interest-earning assets was 5.05% for the first nine months of 2011 compared to 5.45% for the same period of 2010.  The low interest rate environment has, and will continue to negatively impact the net interest margin.

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets.  A $1,400,000 provision for loan losses was made for the third quarter of 2011 compared to a $1,900,000 provision for the same period in 2010. A $3,975,000 provision for loan losses was made for the nine month period ended September 30, 2011 compared to a $4,500,000 provision for the same period in 2010. See “Allowance for Loan Losses” under Financial Condition and “Overview of the Income Statement” under Results of Operations for further discussion relating to the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees, earnings on life insurance policies, income arising from sales of investment products to customers, and occasional security sale transactions.  Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter.  For the quarter ended September 30, 2011, non-interest income was $808,000, compared to $1,246,000 for the third quarter of 2010, a $438,000 (35.2%) decrease. For the nine month period ended September 30, 2011, non-interest income was $3,008,000, compared to $2,416,000 for the same period in 2010, a $592,000 (24.5%) increase.

Gain on sales of loans amounted to $63,000 for the quarter ended September 30, 2011, compared to $286,000 for the third quarter of 2010, a decrease of $223,000 (78.0%).  Quarterly gains on sale of loans included capitalized servicing rights of $41,000 in 2011 and $97,000 in 2010. Gain on sales of loans amounted to $276,000 for the nine months ended September 30, 2011 compared to $475,000 for the comparable period in 2010, a decrease of $199,000 (41.9%).  Gain on sales of loans for the nine month period included capitalized servicing rights of $91,000 in 2011 and $153,000 in 2010.

The fair value of mortgage servicing rights decreased $318,000 for the quarter ended September 30, 2011, compared to a $19,000 increase for the quarter ended September 30, 2010. For the nine month period ended September 30, 2011, there was a decrease in fair value of mortgage servicing rights of $263,000, compared to a decrease in fair value of mortgage servicing rights of $378,000 for the nine months ended September 30, 2010.

Gain on sales of securities amounted to $253,000 for the quarter ended September 30, 2011, compared to $275,000 for the third quarter of 2010, a decrease of $22,000 (8.0%).  Gain on sales of securities amounted to $893,000 for the nine months ended September 30, 2011 compared to $276,000 for the comparable period in 2010, an increase of $617,000 (223.6%).  During the first nine months of 2011, as part of its asset/liability management strategy, the Corporation sold $18,371,000 of securities resulting in a gain on sale of $893,000.

Non-Interest Expenses

For the quarter ended September 30, 2011, non-interest expenses were $3,992,000, compared to $3,763,000 for the third quarter of 2010, a $229,000 (6.1%) increase. For the nine month period ended September 30, 2011, non-interest expenses totaled $11,593,000, compared to $11,619,000 for the comparable period of 2010, a decrease of $26,000 (0.2%).  The $26,000 decrease in other non-interest expenses includes decreases of $262,000 relating to other real estate owned and related asset management costs; $138,000 in data processing, $106,000 in miscellaneous expenses, and $97,000 in miscellaneous losses offset by a $182,000 increase in salaries and benefits, a $200,000 increase in FDIC premium expenses, and a $113,000 increase in advertising.  The decrease in other real estate owned and related asset management costs is attributable to a decrease in impairment charges taken on other real estate owned assets during the first nine months of 2011, as well as a decrease in asset management legal expenses.  Data processing expenses decreased as a result of the Bank utilizing a different data processing vendor.  Miscellaneous expenses decreased as a result of a decrease in the Bank’s unfunded commitment liability and the lack of branch acquisition expenses in 2011.  The decrease in miscellaneous losses is attributable to the charge-off of negative escrow related to thirty loans during the second quarter of 2010.  Advertising expenses increased during the first nine months of 2011, as compared to the same period in 2010, primarily from the Bank rolling out additional product lines.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  For the quarter ended September 30, 2011, the Corporation’s efficiency ratio was 69.75%, compared to 54.35% for the same period of 2010. For the nine month period ended September 30, 2011, the Corporation’s efficiency ratio was 63.08%, compared to 60.40% for the same period of 2010.

Provision for Income Taxes

The provision (credit) for income taxes for the quarter ended September 30, 2011 was $(164,000), compared to $123,000 for the comparable 2010 period.  The provision for income taxes for the nine month period ended September 30, 2011 was $55,000, or 2.7% of income before income taxes, compared to $136,000, or 5.8%, for the comparable 2010 period.  The low effective tax rate for the nine months ended September 30, 2011 was due to tax exempt income from securities and loans, as well as bank-owned life insurance comprising approximately 71% of the Corporation’s income before income taxes.  In addition, a $50,000 FIN 48 reserve that was established under the Tax Equity and Fiscal Responsibility Act (TEFRA) was reversed back into income during the first quarter of 2011.  This reversal resulted from an IRS exam that was closed with no adjustments, so the 2009 FIN 48 reserve was reversed back into income under the effectively settled standard.

Return on Assets

Return on average assets was 0.17% for the third quarter of 2011, compared to 0.57% for the third quarter of 2010. For the nine month period ended September 30, 2011, return on average assets was 0.45%, compared to 0.47% for the same period of 2010.

Return on Equity

Return on average shareholders’ equity for the third quarter of 2011 was 1.70%, compared to 6.30% for the same period of 2010. Return on average equity for the nine months ended September 30, 2011 was 4.69%, compared to 5.33% for the same period in 2010.

The Corporation and Bank met all regulatory capital requirements as of September 30, 2011, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $584.7 million at September 30, 2011, compared to $612.6 million at December 31, 2010, a decrease of $27.9 million, or 4.6%.  The decrease in total assets was primarily the result of decreases in total cash and cash equivalents of $2.7 million (5.5%), gross loans of $34.3 million (8.9%), other real estate owned of $1.2 million (27.2%) and other assets of $1.3 million (18.9%) offset by an increase in available-for-sale securities of $12.1 million (8.6%).  Deposits during this same period decreased $7.4 million, or 1.5% and other borrowings, consisting of Federal Home Loan Bank (FHLB) borrowings, and customer repurchase agreements, decreased $24.5 million (44.0%).

Shareholders’ equity increased from $55.0 million at December 31, 2010 to $58.5 million at September 30, 2011.  This increase was the result of net income ($2.0 million), the issuance of 790 treasury shares under the Corporation’s Employee Stock Purchase Plan ($13,000), and a $1.5 million increase in unrealized securities gains, net of tax.  The increase in unrealized securities gains during the nine month period ended September 30, 2011, was the result of customary and expected changes in the bond market.  Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $45.9 million at September 30, 2011, compared to $48.6 million at December 31, 2010. Cash and cash equivalents at September 30, 2011 includes interest-bearing deposits in other banks of $38.4 million compared to $40.3 million at December 31, 2010.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

At September 30, 2011, available-for-sale securities totaled $152.5 million, an increase of $12.1 million from December 31, 2010.  At September 30, 2011, the amortized cost of the Corporation’s securities totaled $147.4 million, resulting in net unrealized gains of $5.1 million and a corresponding after tax increase in shareholders’ equity of $1.5 million.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans totaled $349.6 million at September 30, 2011, compared to $383.9 million at December 31, 2010, a decrease of $34.3 million (8.9%).  The decrease in loan balances during the first nine months of 2011 resulted primarily from a decline in loan origination activity, normal pay downs and runoff on current loans, and a continued focus by the Bank’s credit administration department to identify and dispose of or reduce problem credits.  The Bank has also continued to experience soft loan demand in its lending markets.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the nine months ended September 30, 2011 and 2010, respectively:

	(dollars in thousands)

	2011	2010
Balance, beginning of period	$8,017	$4,804
Provision for loan losses	3,975	4,500

Charge offs	(3,879)	(2,058)
Recoveries	329	390
Net charge offs	(3,550)	(1,668)

Balance, end of period	$8,442	$7,636

The allowance for loan losses as a percentage of gross loans was 2.42% at September 30, 2011 and 2.09% at December 31, 2010.  The increase in the allowance for loan losses as a percentage of gross loans is attributable to the higher level of charge-offs experienced by the Bank over the past few years, a continued decline in the overall quality of the loan portfolio as evidenced by the level of classified credits, and continued concerns with the prolonged economic downturn.

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

Loans on non-accrual status amounted to $22.5 million and $16.5 million at September 30, 2011 and December 31, 2010, respectively.  As a result of the Bank financing several OREO properties with little or no down payment required, non-accrual loans include $1.1 million of performing loans that forbid the accrual of interest until a minimum principal amount is paid by the borrowers.  Non-accrual loans as a percentage of outstanding loans amounted to 6.4% at September 30, 2011, compared to 4.3% at December 31, 2010.

The Bank considers a loan to be impaired when it becomes probable that the Bank will be unable to collect under the contractual terms of the loan, based on current information and events.  Impaired loans, principally consisting of commercial and commercial real estate credits, amounted to $22.5 million at September 30, 2011 and $15.7 million at December 31, 2010.  Impaired loans at September 30, 2011 and December 31, 2010, included $12.3 million and $9.6 million, respectively of loans with no specific reserves included in the allowance for loan losses and $10.2 million and $6.1 million, respectively of loans with specific reserves of $1.6 million and $700,000 included in the Bank’s September 30, 2011 and December 31, 2010 allowance for loan losses.

In addition to impaired loans, the Bank had other potential problem credits of $44.9 million at September 30, 2011 and $30.4 million at December 31, 2010.  The Bank’s credit administration department continues to closely monitor these credits.

The Bank provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan-charge off experience.  The Bank has experienced $3.5 million of net loan charge-offs during the first nine months of 2011 compared to annual net loan charge-offs of $1.7 million in 2010, $5.9 million in 2009, and $1.2 million in 2008, with a significant amount of the charge-offs coming from the commercial and commercial real estate loan portfolios.  The Bank also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.  Consequently, the loss rates applied to these loans have increased as a result of the increase in the Bank’s historic net loan charge-offs.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $481.0 million, or 92.1% of the Corporation’s funding sources at September 30, 2011.  Total deposits decreased $7.4 million during the nine months ended September 30, 2011.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 11.5% of total deposits at September 30, 2011, compared to 9.5% at September 30, 2010.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $27.6 million and $44.6 million at September 30, 2011 and December 31, 2010, respectively, and customer repurchase agreements totaling $3.7 million and $11.2 million at September 30, 2011 and December 31, 2010, respectively.  The Corporation also has outstanding junior subordinated deferrable interest debentures of $10.3 million at September 30, 2011 and December 31, 2010.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the nine month period ended September 30, 2011, the Corporation had net income of $2,001,000.  The increase in net unrealized gains on available-for-sale securities, net of income taxes, was $1,528,000 and $1,401,000 for the nine months ended September 30, 2011 and 2010, respectively.  Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment.  During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power.  In the commercial banking industry, monetary assets typically exceed monetary liabilities.  The Bank has not experienced a significant level of inflation or deflation during the nine month period ended September 30, 2011.  However, because of the depressed national real estate market and sluggish local economy, the Bank has experienced declines in the value of collateral securing commercial and non-commercial real estate loans.  Management continues to closely monitor these trends in calculating the Bank’s allowance for loan losses.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report.  The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended September 30, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

07/01/11 -
07/31/11	None	None	302,058	97,942

08/01/11 -
08/31/11	None	None	302,058	97,942

09/01/11 -
09/30/11	None	None	302,058	97,942

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

UNITED BANCSHARES, INC.

Date:	November 4, 2011	By: /s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED SEPTEMBER 30, 2011

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