Form 10-K
period 2011-12-31
UNITED BANCSHARES INC/OH
filed 2012-03-28
CIK 1087456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934, as amended

For the fiscal year ended December 31, 2011
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

Common Stock, no par value – NASDAQ Global Market
(Title of class)

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
Yes         No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant was $29,952,525, based upon the last sales price as quoted on the NASDAQ Global Market as of June 30, 2011.

The number of shares of Common Stock, no par value outstanding as of January 29, 2012: 3,445,993.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2011 are incorporated by reference into Part II.  Portions of the Proxy Statement dated March 21, 2012 for the 2012 Annual Meeting of Shareholders to be held on April 25, 2012 are incorporated by reference into Part III.

INDEX

		Page(s)
Part I
Item 1.	Business	3-24
Item 1A.	Risk Factors	24-33
Item 1B.	Unresolved Staff Comments	33
Item 2.	Properties	33-34
Item 3.	Legal Proceedings	34
Item 4.	Mine Safety Disclosures	34

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item 6.	Selected Financial Data	36
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8.	Financial Statements and Supplementary Data	36
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36
Item 9A.	Controls and Procedures	36-37
Item 9B.	Other Information	37

Part III
Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	38
Item 11.	Executive Compensation	38
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38
Item 13.	Certain Relationships and Related Transactions and Director Independence	38
Item 14.	Principal Accountant Fees and Services	38

Part IV
Item 15.	Exhibits and Financial Statement Schedules	39-40

Signatures		41

PART I

Item 1.        Business

General

United Bancshares, Inc. (the “Corporation”), an Ohio corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation was incorporated and organized in 1985.  The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.  The Corporation is a one-bank holding company, through its wholly-owned subsidiary, The Union Bank Company, Columbus Grove, Ohio (“Bank”) as that term is defined by the Federal Reserve Board.  As of December 31, 2011, the Corporation employed approximately 146 full-time equivalent employees.

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

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and the Corporation.  Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “may”, “should”, “will”, “is likely”, or is “probably” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Corporation or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “going forward”, “starting” and variations of such words and similar expressions.  Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  These statements include, among others, statements related to real estate valuation, future levels of non-performing loans, the rate of asset dispositions, dividends, future growth and funding sources, future liquidity levels, future profitability levels, the effects on earnings of changes in interest rates and the future level of other revenue sources.  Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill and mortgage servicing rights), deferred tax assets, other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) and other financial instruments, involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking.  All of the information concerning interest rate sensitivity is forward-looking.  Management's assumptions regarding pension and other post retirement plans involve judgments that are inherently forward-looking.  Our ability to successfully implement new programs and initiatives, increase efficiencies, respond to declines in collateral values and credit quality, maintain our current level of deposits and other sources of funding, and improve profitability is not entirely within our control and is not assured.  The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and the Corporation, specifically, are also inherently uncertain.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence.  Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

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

Competition

The Corporation competes for deposits with other savings associations, commercial banks and credit unions and issuers of commercial paper and other securities, such as shares in money market mutual funds. Primary factors in competing for deposits include customer service, interest rates and convenience. In making loans, the Corporation competes with other commercial banks, savings associations, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable. The number of financial institutions competing with the Corporation may increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon the Corporation.

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

Statistical Financial Information Regarding the Corporation

The following schedules and table analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiary, as required under Securities Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation, both of which are included in the 2011 Annual Report.

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

Various information on the Corporation may also be obtained from the Corporation’s maintained website at http://www.theubank.com.

I.              DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.           The following are the average balance sheets for the years ended December 31:

ASSETS	2011	2010	2009
	(dollars in thousands)
Interest-earning assets
Securities (1)
Taxable	$104,755	$101,132	$91,409
Non-taxable	46,981	48,616	47,964
Interest bearing deposits	41,802	33,357	18,185
Federal funds sold	82	210	110
Loans (2)	360,669	398,378	417,913
Total interest-earning assets	554,289	581,693	575,581
Non-interest-earning assets
Cash and due from banks	6,944	7,202	7,278
Premises and equipment, net	9,728	9,823	9,222
Accrued interest receivable and other assets	31,266	32,885	25,576
Allowance for loan losses	(8,762)	(6,322)	(4,714)

	$593,465	$625,281	$612,943

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$171,142	$172,224	$127,494
Time deposits	256,953	273,418	293,407
Junior subordinated deferrable interest debentures	10,300	10,300	10,300
Other borrowings	41,058	61,918	81,162
Total interest-bearing liabilities	479,453	517,860	512,363
Non-interest-bearing liabilities
Demand deposits	53,505	47,447	41,841
Accrued interest payable and other liabilities	3,078	4,128	5,877

Shareholders' equity (3)	57,429	55,846	52,862

	$593,465	$625,281	$612,943

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

	2011 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities (1)
Taxable	$104,755	$3,260	3.11%
Non-taxable (2)	46,981	2,933	6.24%
Loans (3, 4)	360,669	21,198	5.88%
Other	41,884	96	0.23%
Total interest-earning assets	$554,289	$27,487	4.96%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$171,142	$249	0.15%
Time deposits	256,953	5,291	2.06%
Junior subordinated deferrable interest debentures	10,300	350	3.40%
Other borrowings	41,058	1,436	3.50%
Total interest-bearing liabilities	$479,453	$7,326	1.53%

Net interest income, tax equivalent basis		$20,161
Net interest income as a percent of average interest-earning assets			3.64%

(1)
Securities include securities available-for-sale, which are carried at fair value, and FHLB stock carried at cost.  The average balance includes monthly average balances of market value adjustments and daily average balances for the amortized cost of securities.

(2)	Computed on tax equivalent basis for non-taxable securities (34% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans.
(4)	Interest income on loans includes fees of $922,947.

I.              DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2010 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities (1)
Taxable	$101,132	$3,930	3.89%
Non-taxable (2)	48,616	3,011	6.19%
Loans (3, 4)	398,378	24,320	6.10%
Other	33,567	78	0.23%
Total interest-earning assets	$581,693	$31,339	5.39%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$172,224	$600	0.35%
Time deposits	273,418	5,638	2.06%
Junior subordinated deferrable interest debentures	10,300	354	3.44%
Other borrowings	61,918	2,367	3.82%
Total interest-bearing liabilities	$517,860	$8,959	1.73%

Net interest income, tax equivalent basis		$22,380
Net interest income as a percent of average interest-earning assets			3.85%

(1)
Securities include securities available-for-sale, which are carried at fair value, and FHLB stock carried at cost.  The average balance includes monthly average balances of market value adjustments and daily average balances for the amortized cost of securities.

(2)	Computed on tax equivalent basis for non-taxable securities (34% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans.
(4)	Interest income on loans includes fees of $867,535.

I.              DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2009 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities available-for-sale (1)
Taxable	$91,409	$4,259	4.66%
Non-taxable (2)	47,964	3,026	6.31%
Loans (3, 4)	417,913	26,567	6.31%
Other	18,295	43	0.24%
Total interest-earning assets	$575,581	$33,895	5.89%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$127,494	$465	0.36%
Time deposits	293,407	8,337	2.84%
Junior subordinated deferrable interest debentures	10,300	410	3.98%
Other borrowings	81,162	3,105	3.83%
Total interest-bearing liabilities	$512,363	$12,317	2.40%

Net interest income, tax equivalent basis		$21,578
Net interest income as a percent of average interest-earning assets			3.75%

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
Volume variance - change in volume multiplied by the previous year’s rate.
Rate variance - change in rate multiplied by the previous year’s volume.
Rate/volume variance - change in volume multiplied by the change in rate.
•	This variance was allocated to volume variances and rate variances in proportion to the relationship of the absolute dollar amount of the change in each.
Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.

	2011/2010
	Total	Variance Attributable To
	Variance	Volume	Rate
INTEREST INCOME	(dollars in thousands)
Securities -
Taxable	$(670)	$137	$(807)

Non-taxable	(78)	(102)	24

Loans	(3,122)	(2,241)	(881)

Other	18	18	-

	(3,852)	(2,188)	(1,664)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	(351)	(4)	(347)

Time deposits	(347)	(347)	-

Junior subordinated deferrable interest debentures	(4)	-	(4)

Other borrowings	(931)	(743)	(188)

	(1,633)	(1,094)	(539)

NET INTEREST INCOME	$(2,219)	$(1,094)	$(1,125)

I.              DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2010/2009
	Total	Variance Attributable To
	Variance	Volume	Rate
INTEREST INCOME	(dollars in thousands)
Securities -
Taxable	$(329)	$424	$(753)

Non-taxable	(15)	41	(56)

Loans	(2,247)	(1,215)	(1,032)

Other	35	35	-

	(2,556)	(715)	(1,841)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	135	157	(22)

Time deposits	(2,699)	(537)	(2,162)

Junior subordinated deferrable interest debentures	(56)	-	(56)

Other borrowings	(738)	(736)	(2)

	(3,358)	(1,116)	(2,242)

NET INTEREST INCOME	$802	$401	$401

II.           INVESTMENT PORTFOLIO

A.          The carrying amounts of securities available-for-sale as of December 31 are summarized as follows:

	2011	2010	2009
	(dollars in thousands)
U.S. Government agency securities	$7,521	$-	$3,983
Obligations of states and political subdivisions	49,311	47,298	47,829
Mortgage-backed securities	94,599	92,633	86,270
Other	525	509	504
	$151,956	$140,440	$138,586

The above excludes Federal Home Loan Bank stock amounting to $4,893,800 in 2011, 2010, and 2009.

B.           The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2011 are as follows (1):
		Maturing
	Within One Year	After One year But Within Five Years	After Five Years But Within Ten Years	After Ten Years
	(dollars in thousands)
Agencies	$-	$6,006	$1,515	$-
Obligations of states and political Subdivisions	869	5,368	10,237	32,837
Mortgage-backed securities (2)	-	141	7,221	87,237

	$869	$11,515	$18,973	$120,074

		Weighted Average Yield
Agencies	-	1.10%	2.59%	-
Obligations of states and political subdivisions	3.87%	4.06%	3.83%	4.23%
Mortgage-backed securities (2)	-	4.74%	4.27%	3.73%

Weighted Average Yield - Portfolio	3.87%	2.53%	3.90%	3.87%

(1)	Table excludes Federal Home Loan Bank stock and $525,000 of securities having no maturity date.
(2)	Maturity based upon estimated weighted-average life.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.           There were no securities which exceeded 10% of shareholders’ equity at December 31, 2011.

III.           LOAN PORTFOLIO

A.           Types of Loans – Total loans, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	2011	2010	2009	2008	2007
	(dollars in thousands)
Commercial and agricultural	$270,454	$305,657	$286,485	$268,433	$222,566
Real estate mortgage	64,888	70,331	107,515	130,289	110,770
Consumer loans to individuals	5,358	7,919	13,815	19,663	26,224
	$340,700	$383,907	$407,815	$418,385	$359,560

Real estate mortgage loans include real estate construction loans of $5.3 million in 2011, $6.5 million in 2010, $4.8 million in 2009, $20.9 million in 2008, and $18 million in 2007. There were no lease financing receivables in any year.

CONCENTRATIONS OF CREDIT RISK – The Corporation’s depository institution subsidiary grants commercial, real estate, installment, and credit card loans to customers primarily located in Northwestern and West Central Ohio.  Commercial loans include loans collateralized by business assets and agricultural loans collateralized by farm equipment.  As of December 31, 2011, commercial and agricultural loans make up 79.38% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses.  As of December 31, 2011, real estate mortgage loans make up 19.05% of the loan portfolio and are collateralized by first mortgages on residential real estate.  As of December 31, 2011, consumer loans to individuals make up 1.57% of the loan portfolio and are primarily collateralized by consumer assets.

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2011 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing	Commercial and Agricultural
(dollars in thousands)

Within one year	$52,225
After one year but within five years	34,153
After five years	184,076
$270,454

III.           LOAN PORTFOLIO (CONTINUED)

	Interest Sensitivity
	Fixed Rate	Variable Rate	Total
	(dollars in thousands)
Due after one year but within five years	$23,845	$10,308	$34,153
Due after five years	6,290	177,786	184,076
	$30,135	$188,094	$218,229

C.	Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans – The following table summarizes non-accrual, past due, restructured and impaired loans at December 31:

	2011	2010	2009	2008	2007
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$21,700	$16,497	$12,937	$3,074	$2,613
(b) Loans contractually past due 90 days or more as to interest or principal payments and still accruing interest	55	126	2,456	2,387	824
(c) Loans not included in (a) or (b) which are "Troubled Debt Restructurings" as defined by accounting principles generally accepted in the United States of America	4,479	3,092	-	-	-

	$26,234	$19,715	$15,393	$5,461	$3,437

The following is reported for the year ended December 31:

	2011	2010	2009	2008
	(dollars in thousands)
Gross interest income that would have been recorded on non-accrual loans outstanding if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period	$1,438	$987	$1,015	$259

Interest income actually recorded on non-accrual loans and included in net income for the period	-	-	-	-

Interest income not recognized during the period	$1,438	$987	$1,015	$259

III.           LOAN PORTFOLIO (CONTINUED)

1.	Discussion of the non-accrual policy

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

As of December 31, 2011, in addition to the $26,234,000 of loans reported under Item III C, there are approximately $19,323,000 of other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III C at some future date.  Consideration was given to loans classified for regulatory purposes as substandard or special mention that have not been disclosed in Item III C above.

3.	Foreign outstandings

None.

4.
Loan concentrations

At December 31, 2011, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated $46,720,000.  At December 31, 2011, there were five borrowers with loans totaling $2,139,000 in agricultural commercial loans, which were accounted for on a non-accrual basis; and there were no accruing agricultural commercial loans which were contractually past due 90 days or more as to interest or principal payments.

D.	Other interest-bearing assets

As of December 31, 2011, there were no other interest-bearing assets that are required to be disclosed.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2011	2010	2009	2008	2007
LOANS	(dollars in thousands)
Loans outstanding at end of period (1)	$340,700	$383,907	$407,815	$418,385	$359,560
Average loans outstanding during period (1)	$360,669	$398,378	$417,913	$400,823	$345,532
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$8,017	$4,804	$3,198	$2,233	$2,275
Loans charged off - Commercial and agricultural	(3,635)	(3,107)	(5,471)	(512)	(215)
Real estate mortgage	(515)	(494)	(431)	(85)	(162)
Consumer loans to individuals	(88)	(223)	(366)	(942)	(546)
	(4,238)	(3,824)	(6,268)	(1,539)	(923)
Recoveries of loans previously charged off -
Commercial and agricultural	162	282	53	40	28
Real estate mortgage	142	95	17	7	10
Consumer loans to individuals	85	110	279	262	218
	389	487	349	309	256
Net loans charged off	(3,849)	(3,337)	(5,919)	(1,230)	(667)
Provision for loan losses	4,375	6,550	7,525	2,195	625

Balance at end of period	$8,543	$8,017	$4,804	$3,198	$2,233

Ratio of net charge-offs during the period to average loans outstanding during the period	1.07%	0.84%	1.42%	0.31%	0.19%

(1)	Including loans held for sale.

The amount of loan charge-offs and recoveries fluctuate from year to year due to various factors relating to the condition of the general economy and specific business segments.  The 2011 loan charge-offs included twenty-seven commercial or agricultural credits aggregating $3,472,257, with the largest individual charge-off being $1,400,000.  The 2010 loan charge-offs included nine commercial or agricultural credits aggregating $1,866,120, with the largest individual charge-off being $585,000. The 2009 loan charge-offs included one commercial credit amounting to $3,600,000 whose business operations ceased during the fourth quarter of 2009.  The Bank incurred $231,000 of additional charge-offs in 2010 related to the credit. In addition, 2009 net-loan charge-offs included five other commercial and/or commercial real estate credits aggregating $1,548,000, with the largest individual credit charge-off being $775,000.  Net loan charge-offs in 2008 included four commercial or commercial real estate credits in excess of $100,000 aggregating $690,000. There were no individual net loan charge-offs in 2007 that exceeded $100,000.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

The Corporation recognized a provision for loan losses of $4,375,000 in 2011.  Problem and potential problem loans aggregated $45.6 million at December 31, 2011 compared to $46.1 million at December 31, 2010.  The Corporation will continue to monitor the credit quality of its loan portfolio, and especially the quality of those credits identified as problem or potential problem credits, to ensure the allowance for loan losses is maintained at an appropriate level.

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

IV.           SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	(dollars in thousands)
	December 31, 2011		December 31, 2010
Commercial and agricultural	$7,444	79.4%	$7,134	79.6%
Real Estate mortgages	999	19.0%	323	18.3%
Consumer loans to individuals	100	1.6%	125	2.1%
Unallocated	-	-	435	-
	$8,543	100.0%	$8,017	100.0%

	December 31, 2009		December 31, 2008
Commercial and agricultural	$3,714	70.2%	$2,454	64.2%
Real Estate mortgages	379	26.4%	271	31.1%
Consumer loans to individuals	277	3.4%	386	4.7%
Unallocated	434	-	87	-
	$4,804	100.0%	$3,198	100.0%

	December 31, 2007
Commercial and agricultural	$1,350	61.9%
Real Estate mortgages	295	30.8%
Consumer loans to individuals	377	7.3%
Unallocated	211	-
	$2,233	100.0%

The allowance for loan losses at December 31, 2011 included specific reserves for impaired loans amounting to $2 million compared to $692,000 at December 31, 2010. The allowance amount for loan losses allocated to commercial and agricultural loans increased in 2011. The increase is primarily attributable to higher loss rates due to recent charge-off experience as well as the increase in the level of criticized assets.

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

A.&B.	The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	(dollars in thousands)
	2011 Average Amount	2011 Average Rate	2010 Average Amount	2010 Average Rate

Savings and interest- bearing demand deposits	$171,142	0.15%	$172,224	0.35%
Time deposits	256,953	2.06%	273,418	2.06%
Demand deposits (non-interest bearing)	53,505	-	47,447	-
	$481,600		$493,089

	2009 Average Amount	2009 Average Rate

Savings and interest- bearing demand deposits	$127,494	0.36%
Time deposits	293,407	2.84%
Demand deposits (non-interest bearing)	41,841	-
	$462,742

C.&E.     There were no foreign deposits in any periods presented.

V.           DEPOSITS (CONTINUED)

D.	Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2011 are summarized as follows:

Three months or less	$21,980
Over three months and through six months	17,175
Over six months and through twelve months	19,719
Over twelve months	24,968

$83,842

VI.           RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2011	2010	2009
	(dollars in thousands)

Average total assets	$593,465	$625,281	$612,943

Average shareholders' equity (1)	$57,429	$55,846	$52,862

Net income	$2,943	$2,808	$2,883

Cash dividends declared	$-	$1,550	$2,066

Return on average total assets	0.50%	0.45%	0.47%

Return on average shareholders' equity	5.12%	5.03%	5.45%

Dividend payout ratio (2)	-	55.20%	71.66%

Average shareholders' equity to average total assets	9.68%	8.93%	8.62%

(1)	Average shareholders’ equity includes average unrealized gains or losses on securities available-for-sale.
(2)	Dividends declared divided by net income.

VII.          SHORT-TERM BORROWINGS

The Bank has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs.  At December 31, 2011, the Bank did not have any federal funds purchased, out of the $17.7 million available under such lines.  The Bank also uses repurchase agreements as a source of funds.  These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements.  At December 31, 2011, the Bank had $5,200,000 of repurchase agreements.

The following table sets forth the maximum month-end balance for the Bank’s outstanding short-term borrowings (federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest for 2011, 2010, and 2009.

	2011	2010	2009
	(dollars in thousands)

Balance at year-end	$5,216	$11,178	$11,756
Maximum balance at month-end during the period	$6,784	$11,178	$11,756
Average balance	$5,372	$6,693	$5,659
Weighted average interest rate	0.14%	0.56%	0.67%

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

We generally sell the fixed rate long-term residential mortgage loans we originate on the secondary market and retain adjustable rate mortgage loans for our portfolios. In response to the financial crisis, we believe that purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser's purchase criteria. As a result, we may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims. If we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations would be negatively affected, and would lower our capital ratios as a result of increasing assets and lowering income through expenses and any loss incurred

  The recently enacted Dodd-Frank Act may adversely impact the Corporation’s results of operations, financial condition or liquidity.

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

7.	A full service branch office is located at 318 South Belmore Street, Leipsic, Ohio. It was constructed in 2001 and contains approximately 3,100 square feet.

8.	A full service branch office is located at 114 East 3rd Street, Delphos, Ohio. The building was acquired as part of the Citizens Bank of Delphos Acquisition in 2001.

9.	A full service branch office is located at 132 East Front Street, Pemberville, Ohio. The building was acquired as part of the RFCBC branch Acquisition in March 2003.

10.	A full service branch office is located at 230 West Madison Street, Gibsonburg, Ohio. The building was acquired as part of the RFCBC branch Acquisition in March 2003.

11.	A full service branch office is located at 1300 North Main Street, Bowling Green, Ohio. Construction was completed during the third quarter of 2007.

12.	A full service branch office is located at 245 West Main Street, Ottawa, Ohio. The building was completed and opened during the fourth quarter of 2008, and contains approximately 3,100 square feet.

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

Item 4.           Mine Safety Disclosures

Not applicable

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were approximately 1,453 shareholders of record as of February 29, 2012.

The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2011:

Period	Total number of shares purchased (a)	Average price paid per share(c)	Total number shares purchased as part of publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program(b)

10/1/11- 10/31/11	None	-	214,558	185,442

11/01/11 - 11/30/11	None	-	214,558	185,442

12/1/11 - 12/31/11	None	-	214,558	185,442

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

(c) Includes related brokerage fees.

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2011 (“Annual Report”), which is included herein as Exhibit 13.

Item 6.            Selected Financial Data

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2011 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from page 4 through 19 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2011 (“Annual Report”), which is included herein as Exhibit 13.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference from page 19 through 20 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2011 (“Annual Report”), which is included herein as Exhibit 13.

Item 8.           Financial Statements and Supplementary Data

The information required herein is incorporated by reference from page 23 through 69 of United Bancshares’ Annual Report to Shareholders for 2011 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 15d-15(e) of the Securities Exchange Act of 1934.  An evaluation was performed under the supervision, and with the participation, of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2011. Based on the results of the evaluation, and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. Management of the Corporation and its subsidiary are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  The Corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer. The purpose is to provide reasonable assurance to the Board of Directors regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed the Corporation’s internal controls as of December 31, 2011, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2011, the Corporation’s internal control over financial reporting met the criteria.

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.         Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The information required herein concerning Directors and Executive Officers is contained under the captions “Election of Directors” and “Directors and Executive Officers” of the Corporation’s definitive proxy statement dated March 21, 2012, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the caption “Audit Committee Report” of the Corporation’s definitive proxy statement dated March 21, 2012, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s procedures for the nomination of Directors is contained under the caption “Committees of the Board of Directors” in the Corporation’s definitive proxy statement dated March 21, 2012, which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement dated March 21, 2012, which is incorporated herein by reference.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to the Corporation’s Chief Executive Officer, Chief Financial Officer, and other Senior Financial Officers. The Board of Directors reviewed the Code of Ethics in February 2012.  A copy of the Code of Ethics is available on the Corporation's website at www.theubank.com.

Item 11.         Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Directors and Executive Officers” in the Corporation’s definitive proxy statement dated March 21, 2012, which is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Voting Securities” in the Corporation’s definitive proxy statement dated March 21, 2012, which is incorporated herein by reference.

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

Item 14.         Principal Accounting Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement dated March 21, 2012, which is incorporated herein by reference.

PART IV

Item 15.          Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements (and reports thereon) are set forth on pages 23 through 69 of the Corporation’s 2011 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2011 and 2010
Consolidated Statements of Income - Years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Cash Flows - Years ended December 31, 2011, 2010, and 2009
Notes to Consolidated Financial Statements

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
Salary Continuation Agreement - Brian D. Young
Salary Continuation Agreement – Heather M. Oatman
Salary Continuation Agreement – Daniel W. Schutt
Change in Control Agreement – Daniel W. Schutt
2011 Annual Report to Shareholders
		(2) (4) (2) (6) (5) (7) (3)
21	Subsidiaries	(3)
23	Consent of Independent Registered Public Accounting Firm	(3)
31.1	Rule 13a-14(a)/15d-14(a) CEO's Certification	(3)

31.2	Rule 13a-14(a)/15d-14(a) CFO's Certification	(3)

32.1	Section 1350 CEO's Certification	(3)

32.2	Section 1350 CFO's Certification	(3)

99	Safe Harbor under The Private Securities Litigation Reform Act of 1995	(3)

101.INS	XBRL Instance Document (a)	(3)
101.SCH	XBRL Taxonomy Extension Schema	(3)
101.CAL	XBRL Taxonomy Extension Calculation	(3)
101.DEF	XBRL Taxonomy Extension Definition	(3)
101.LAB	XBRL Taxonomy Extension Label	(3)
101.PRE	XBRL Taxonomy Extension Presentation	(3)

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

Date:  March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DANIEL W. SCHUTT Daniel W. Schutt	Director	March 28, 2012

/s/ JAMES N. REYNOLDS James N. Reynolds	Director	March 28, 2012

/s/ H. EDWARD RIGEL H. Edward Rigel	Director	March 28, 2012

/s/ R. STEVEN UNVERFERTH R. Steven Unverferth	Director	March 28, 2012

/s/ ROBERT L. BENROTH Robert L. Benroth	Director	March 28, 2012
/s/ ROBERT L. DILLHOFF Robert L. Dillhoff	Director	March 28, 2012
/s/ DAVID P. ROACH David P. Roach	Director	March 28, 2012