Form 10-Q
period 2012-03-31
UNITED BANCSHARES INC/OH
filed 2012-05-01
CIK 1087456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 26, 2012: 3,445,993

This document contains 34 pages.  The Exhibit Index is on page 34 immediately preceding the filed exhibits.
RDGPreambleEnd

UNITED BANCSHARES, INC.

RDGXBRLParseBegin
PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$8,148,939	$8,865,206
Interest-bearing deposits in other banks	44,855,788	48,389,046
Federal funds sold	-	32,722
Total cash and cash equivalents	53,004,727	57,286,974
SECURITIES, available-for-sale	158,864,210	151,955,957
FEDERAL HOME LOAN BANK STOCK, at cost	4,893,800	4,893,800
CERTIFICATES OF DEPOSIT	1,992,000	1,743,000
LOANS HELD FOR SALE	2,912,444	2,753,505
LOANS	331,246,531	337,946,708
Less allowance for loan losses	(7,374,376)	(8,543,367)
Net loans	323,872,155	329,403,341
PREMISES AND EQUIPMENT, net	9,456,268	9,581,311
GOODWILL	8,554,979	8,554,979
CASH SURRENDER VALUE OF LIFE INSURANCE	13,446,153	13,335,587
OTHER REAL ESTATE OWNED	1,799,500	2,833,500
OTHER ASSETS, including accrued interest and intangible assets	5,004,693	4,702,710
TOTAL ASSETS	$583,800,929	$587,044,664
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing	$56,644,293	$66,399,124
Interest bearing	420,287,179	414,086,441
Total deposits	476,931,472	480,485,565
Other borrowings	32,310,454	32,780,963
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	3,508,963	3,730,422
Total liabilities	523,050,889	527,296,950
SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value. Authorized 10,000,000 shares; issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,661,025	14,660,579
Retained earnings	43,546,177	42,543,363
Accumulated other comprehensive income	3,592,296	3,598,031
Treasury stock 314,564 shares at March 31,2012 and 314,878 shares at December 31, 2011, at cost	(4,810,015)	(4,814,816)
Total shareholders' equity	60,750,040	59,747,714
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$583,800,929	$587,044,664

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
	2012	2011
INTEREST INCOME
Loans, including fees	$4,673,552	$5,597,912
Securities:
Taxable	655,049	820,235
Tax-exempt	457,112	487,679
Other	91,047	77,509
Total interest income	5,876,760	6,983,335

INTEREST EXPENSE
Deposits	1,096,261	1,356,136
Other borrowings	363,867	534,211
Total interest expense	1,460,128	1,890,347

NET INTEREST INCOME	4,416,632	5,092,988

PROVISION FOR LOAN LOSSES	-	1,275,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,416,632	3,817,988

NON-INTEREST INCOME
Gain on sales of loans	255,528	57,654
Gain on sales of securities	1,206	21,001
Change in fair value of mortgage servicing rights	112,134	14,625
Other	685,575	647,189
Total non-interest income	1,054,443	740,469

NON-INTEREST EXPENSES	4,235,261	3,776,389

Income before income taxes	1,235,814	782,068
PROVISION FOR INCOME TAXES	233,000	16,000
NET INCOME	$1,002,814	$766,068

NET INCOME PER SHARE
Basic	$0.29	$0.22
Weighted average common shares outstanding	3,445,962	3,445,252

Diluted	$0.29	$0.22
Weighted average common shares outstanding	3,445,962	3,445,252

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
	2012	2011

NET INCOME	$1,002,814	$766,068

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during period	(7,484)	689,365
Reclassification adjustments for gains included in net income	(1,206)	(21,001)
Other comprehensive income (loss), before income taxes	(8,690)	668,364
Income tax expense related to items of other comprehensive income	2,955	(227,244)

Other comprehensive income (loss)	(5,735)	441,120

COMPREHENSIVE INCOME	$997,079	$1,207,188

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Three months ended March 31, 2012 and 2011

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2011	$3,760,557	$14,660,579	$42,543,363	$3,598,031	$(4,814,816)	$59,747,714

Net income			1,002,814			1,002,814
Change in unrealized gain on available-for-sale securities, net of income taxes				(5,735)		(5,735)
Total comprehensive income						997,079

314 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		446			4,801	5,247
BALANCE AT MARCH 31, 2012	$3,760,557	$14,661,025	$43,546,177	$3,592,296	$(4,810,015)	$60,750,040

BALANCE AT DECEMBER 31, 2010	$3,760,557	$14,661,025	$39,600,718	$1,810,684	$(4,826,896)	$55,005,063

Net income			766,068			766,068
Change in unrealized gain on available-for-sale securities, net of income taxes				441,120		441,120
Total comprehensive income						1,207,188

389 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		307			5,948	6,255
BALANCE AT MARCH 31, 2011	$3,760,557	$14,660,307	$40,366,786	$2,251,804	$(4,820,948)	$56,218,506

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2012	2011

Cash flows provided by operating activities	$785,856	$2,275,223

Cash flows provided by investing activities:
Proceeds from calls or maturities of securities	9,354,127	8,382,887
Proceeds from sales of available-for-sale securities	-	738,625
Purchases of available-for-sale securities	(16,504,011)	(11,403,893)
Net decrease in loans	5,531,186	11,552,895
Purchases of certificates of deposit	(249,000)	-
Proceeds from sale of other real estate owned	818,950	1,085,083
Expenditures for premises and equipment	-	(26,836)
Net cash provided (used) by investing activities	(1,048,748)	10,328,761

Cash flows provided by financing activities:
Net change in deposits	(3,554,093)	(7,077,219)
Long-term borrowings, net of repayments	(470,509)	(6,326,711)
Proceeds from issuance of common stock	5,247	6,255
Net cash used by financing activities	(4,019,355)	(13,397,675)

Net change in cash and cash equivalents	(4,282,247)	(793,691)
Cash and cash equivalents:
At beginning of period	57,286,974	48,603,636
At end of period	$53,004,727	$47,809,945

Cash paid for:
Interest	$1,459,006	$1,863,014
Income taxes	$660,000	$-

Non-cash investing activities:
Change in net unrealized gain (losses) on available-for-sale securities	$(7,484)	$689,365
Transfer of loans to other real estate owned	$-	$50,000

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Union Bank Company (“the Bank”).  The Bank has formed a wholly-owned subsidiary, UBC Investments, Inc. (“UBC”), to hold and manage its securities portfolio.  The operations of UBC are located in Wilmington, Delaware. The Bank has also formed a wholly-owned subsidiary, UBC Property, Inc., to hold and manage certain property that is acquired in lieu of foreclosure.  All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Corporation conform to generally accepted practices within the banking industry.  The Corporation considers all of its principal activities to be banking related.

Certain reclassifications of prior period amounts have been made to conform to the current presentation.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement; amending ASC Topic 820 which eliminates terminology differences between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS) on the measurement of fair value and the related fair value disclosures.  While largely consistent with existing fair value measurement principles and disclosures, the changes were made as part of the continuing efforts to converge GAAP and IFRS.  The adoption of this guidance was effective for interim and annual periods beginning after December 15, 2011, and its adoption did not have a significant impact on the Corporation’s financial statements.

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income; amending ASC Topic 220 to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, the guidance requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  In December 2011, the FASB issued ASU 2011-12 to defer changes in ASU 2011-05 that relate to the presentation of reclassification adjustments until FASB has time to reconsider the presentation of such adjustments.  The remaining portion of ASU 2011-05 was effective for annual periods beginning after December 15, 2011, and its adoption did not have a significant impact on the Corporation’s financial statements.

In December 2011, The FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, amending ASC Topic 210 requiring an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment is effective for annual and interim periods beginning on or after January 1, 2013, and the Corporation has not yet determined the financial statement impact.

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

	March 31, 2012		December 31, 2011
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government and agencies	$8,504	$8,509	$7,506	$7,521
Obligations of states and political subdivisions	46,299	48,954	46,459	49,311
Mortgage-backed	98,116	100,877	92,037	94,599
Other	502	524	502	525

Total	$153,421	$158,864	$146,504	$151,956

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

A summary of gross unrealized gains and losses on available-for-sale securities as of March 31, 2012 and December 31, 2011 follows (dollars in thousands):

	March 31, 2012		December 31, 2011
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
U.S. Government and agencies	$13	$8	$16	$1
Obligations of states and political subdivisions	2,663	8	2,856	4
Mortgage-backed	2,779	18	2,570	8
Other	22	-	23	-

Total	$5,477	$34	$5,465	$13

NOTE 4 - LOANS

The following table presents the activity in the allowance for loan losses by portfolio segment for the periods ending March 31, 2012 and 2011:

	Commercial	Commercial and multi-family real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2011	$2,596,629	$4,847,234	$998,941	$100,563	$8,543,367
Provision charged to expenses	(367,648)	600,197	(198,533)	(34,016)	-
Losses charged off	(319,172)	(993,165)	-	(7,745)	(1,320,082)
Recoveries	30,663	104,495	575	15,358	151,091

Balance at March 31, 2012	$1,940,472	$4,558,761	$800,983	$74,160	$7,374,376

	Commercial	Commercial and multi-family real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2010	$2,886,467	$3,915,323	$886,879	$328,117	$8,016,786
Provision charged to expenses	796,447	289,208	204,210	(14,865)	1,275,000
Losses charged off	(39,729)	(199,663)	(93,712)	(41,358)	(374,462)
Recoveries	9,320	396	-	32,097	41,813

Balance at March 31, 2011	$3,652,505	$4,005,264	$997,377	$303,991	$8,959,137

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods ending March 31, 2012 and December 31 2011:

March 31, 2012	Commercial	Commercial and multi-family real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$568,720	$1,232,102	$-	$-	$1,800,822
Collectively evaluated for impairment	1,371,752	3,326,659	800,983	74,160	5,573,554

Total allowance for loan losses	$1,940,472	$4,558,761	$800,983	$74,160	$7,374,376
Loans:
Individually evaluated for impairment	$3,648,792	$14,861,429	$172,394	$-	$18,682,615
Collectively evaluated for impairment	53,881,039	192,790,483	61,115,766	4,776,628	312,563,916

Total ending loans balance	$57,529,831	$207,651,912	$61,288,160	$4,776,628	$331,246,531

December 31, 2011	Commercial	Commercial and multi-family real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$754,874	$1,235,351	$-	$-	$1,990,225
Collectively evaluated for impairment	1,841,755	3,611,883	998,941	100,563	6,553,142

Total allowance for loan losses	$2,596,629	$4,847,234	$998,941	$100,563	$8,543,367
Loans:
Individually evaluated for impairment	$3,972,618	$16,842,092	$172,494	$-	$20,987,204
Collectively evaluated for impairment	58,349,383	191,290,270	61,962,130	5,357,721	316,959,504

Total ending loans balance	$62,322,001	$208,132,362	$62,134,624	$5,357,721	$337,946,708

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

Impaired loans were as follows as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Loans with no allowance for loan losses allocated	$9,318,838	$7,660,276
Loans with allowance for loan losses allocated	9,363,777	13,326,928

Total impaired loans	$18,682,615	$20,987,204

Amount of the allowance allocated to impaired loans	$1,800,822	$1,990,225

The average recorded investment in impaired loans for the three month period ended March 31, 2012 and 2011 was $19.3 million and $20.2 million, respectively.  No additional funds are committed to be advanced in connection with impaired loans.  There was $60,000 and $41,000 in interest income recognized by the Bank on impaired loans on an accrual or cash basis during the first quarter of 2012 and 2011, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Recorded investment	Allowance for loan losses allocated	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$250,883	$-	$-	$-
Agriculture	2,829,189	-	2,303,732	-
Commercial and multi-family real estate	4,935,775	-	5,184,050	-
Agricultural real estate	1,130,597	-	-	-
Residential 1 – 4 family real estate	172,394	-	172,494	-
With an allowance recorded:
Commercial	568,720	568,720	619,618	619,618
Agriculture	-	-	1,836,985	135,256
Commercial and multi-family real estate	8,795,057	1,232,102	10,870,325	1,235,351

Total	$18,682,615	$1,800,822	$20,987,204	$1,990,225

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

The following table presents the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and troubled debt restructurings by class of loans as of March 31, 2012 and December 31, 2011:

March 31, 2012	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$619,749	$-	$803,203
Commercial real estate	13,846,380	-	8,994,426
Agriculture	905,003	-	2,123,816
Agricultural real estate	1,071,259	-	162,737
Consumer	246,473	1,705	-
Residential real estate	2,603,741	71,373	56,615

Total	$19,292,605	$73,078	$12,140,797

December 31, 2011	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$684,763	$-	$619,618
Commercial real estate	15,887,322	-	10,209,573
Agriculture	1,064,282	-	2,303,732
Agricultural real estate	1,074,694	-	-
Consumer	97	9,437	-
Residential real estate	2,988,983	46,005	57,192

Total	$21,700,141	$55,442	$13,190,115

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 by class of loans:

	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans not past due	Total
Commercial	$240,809	$-	$-	$240,809	$43,042,465	$43,283,274
Commercial real estate	3,351,904	444,284	4,092,294	7,888,482	170,798,558	178,687,040
Agriculture	526	-	1,005,187	1,005,713	13,240,844	14,246,557
Agricultural real estate	-	-	933,945	933,945	28,030,927	28,964,872
Consumer	68,329	16,025	1,802	86,156	4,690,472	4,776,628
Residential real estate	2,108,086	114,199	339,979	2,562,264	58,725,896	61,288,160

Total	$5,769,654	$574,508	$6,373,207	$12,717,369	$318,529,162	$331,246,531

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans not past due	Total
Commercial	$264,350	$503,099	$19,356	$786,805	$43,816,740	$44,603,545
Commercial real estate	2,072,253	1,929,564	4,831,138	8,832,955	170,298,358	179,131,313
Agriculture	-	-	1,029,883	1,029,883	16,688,573	17,718,456
Agricultural real estate	-	-	933,945	933,945	28,067,104	29,001,049
Consumer	150,626	29,222	9,534	189,382	5,168,339	5,357,721
Residential real estate	2,244,462	877,860	544,990	3,667,312	58,467,312	62,134,624

Total	$4,731,691	$3,339,745	$7,368,846	$15,440,282	$322,506,426	$337,946,708

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

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

Loans not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are generally either less than $100,000 or are included in groups of homogenous loans.  As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Not rated
March 31, 2012
Commercial	$50,694,765	$2,051,791	$4,077,903	$705,372	$-
Commercial and multi-family real estate	173,860,808	6,670,272	26,319,246	801,586	-
Residential 1 – 4 family	-	258,718	245,142	12,426	60,771,874
Consumer	-	1,926	17,545	-	4,757,157
Total	$224,555,573	$8,982,707	$30,659,836	$1,519,384	$65,529,031

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$54,683,831	$2,966,782	$3,768,348	$903,040	$-
Commercial and multi-family real estate	170,750,804	9,245,517	27,202,096	933,945	-
Residential 1 – 4 family	-	257,860	245,204	12,976	61,618,584
Consumer	-	2,538	18,716	-	5,336,467
Total	$225,434,635	$12,472,697	$31,234,364	$1,849,961	$66,955,051

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential 1 – 4 family and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in non-impaired residential 1 – 4 family and consumer loans based on payment activity as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Consumer	Residential 1 – 4 family	Consumer	Residential 1 – 4 family

Performing	$4,508,979	$58,096,760	$5,326,933	$60,070,730
Nonperforming	248,178	2,675,114	9,534	1,547,854

Total	$4,757,157	$60,771,874	$5,336,467	$61,618,584

Purchased Loans:

From time to time, the Company enters into loan participation agreements to purchase loans.  At March 31, 2012 and December 31, 2011, the Bank held no loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

Modifications:

The Bank’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties.  These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  All TDRs are also classified as impaired loans.

When the Bank modifies a loan, management evaluates any possible concession based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except with the sole (remaining) source of repayment for the loan in the operation or liquidation of the collateral.  In these cases, management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows.  If management determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment is recognized through a specific reserve in the allowance or a direct write down of the loan balance if collection is not expected.

The Bank did not have any loan modifications considered to be Troubled Debt Restructurings during the first quarter of 2012.

NOTE 5 - JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033.  As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option.  Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.62% at March 31, 2012 and 3.46% at March 31, 2011.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures approximated $94,000 and $86,000 for the three month periods ended March 31, 2012 and 2011, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

NOTE 6 - FAIR VALUE MEASUREMENTS

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
March 31, 2012

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 include available-for-sale securities, which are all valued using Level 2 inputs, and mortgage servicing rights, amounting to $888,317 at March 31, 2012 and $727,240 at December 31, 2011, which are valued using Level 3 inputs.  Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011 include other real estate owned, as well as impaired loans approximating $16,881,793 at March 31, 2012 and $18,996,979 at December 31, 2011 all of which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the periods presented due to the lack of observable quotes in inactive markets for those instruments at March 31, 2012 and December 31, 2011.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three month period ended March 31, 2012 and year ended December 31, 2011:

	March 31, 2012	December 31, 2011

Balance at beginning of period	$727,240	$1,114,126
Gains or losses, including realized and unrealized:
Disposals – amortization based on loan payments and payoffs	(52,453)	(240,662)
Purchases, issuances, and settlements	101,396	168,342
Other changes in fair value	112,134	(314,566)
Balance at end of period	$888,317	$727,240

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would typically include government bonds and exchange traded equities.  If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  The Corporation did not have any securities classified as Level 1 or Level 3 at March 31, 2012 or December 31, 2011.  There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at March 31, 2012 or December 31, 2011.

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

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less expected selling costs.  Such values are estimated primarily using appraisals and reflect a market value approach.  Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3.  In accordance with the provisions of ASC 360-10, other real estate owned was written down to its estimated fair value of $1,799,500, resulting in impairment charges of $169,000 which are included in earnings for the three month period ended March 31, 2012.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.  Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at March 31, 2012 and December 31, 2011.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at March 31, 2012 and December 31, 2011 were as follows (dollars in thousands):

	March 31, 2012		December 31, 2011
	Carrying amount	Estimated value	Carrying amount	Estimated value
FINANCIAL ASSETS
Cash and cash equivalents	$53,005	$53,005	$57,287	$57,287
Securities, including Federal Home Loan Bank stock	163,758	163,758	156,850	156,850
Net loans	323,872	324,557	329,403	330,286
Mortgage servicing rights	888	888	727	727
	$541,523	$542,208	$544,267	$545,150
FINANCIAL LIABILITIES
Deposits	$476,932	$478,618	$480,486	$483,014
Other borrowings	32,310	34,839	32,781	35,484
Junior subordinated deferrable interest debentures	10,300	9,861	10,300	9,220
Other liabilities	3,509	3,577	3,730	3,801
	$523,051	$526,895	$527,297	$531,519

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at March 31, 2012 and December 31, 2011 which relate to commitments to extend credit and letters of credit.  The contract amount of such financial instruments amounts to $70,377,000 at March 31, 2012 and $69,398,000 at December 31, 2011.  Such amounts are also considered to be the estimated fair values.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

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
March 31, 2012

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

NOTE 8 - SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2012 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2012 have been recognized in the consolidated financial statements for the period ended March 31, 2012.  Events or transactions that provided evidence about conditions that did not exist at March 31, 2012 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended March 31, 2012.
RDGXBRLParseEnd

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended March 31,
	2012	2011
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.69%	0.51%
Average shareholders’ equity (a)	6.66%	5.51%
Net interest margin (a)	3.43%	3.82%
Efficiency ratio (b)	74.22%	62.06%
Average shareholders’ equity to average assets	10.39%	9.25%
Loans to deposits (end of period)	70.06%	77.22%
Allowance for loan losses to loans (end of period)	2.23%	2.41%

Book value per share	$17.63	$16.32

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2012, the Corporation reported net income of $1,003,000, or $0.29 basic earnings per share.  This compares to the first quarter of 2011 net income of $766,000, or $0.22 basic earnings per share.  The increase in operating results for the first quarter of 2012 as compared to the same period in 2011 was primarily attributable to a $1,275,000 decrease in the provision for loan losses and a $314,000 increase in non-interest income offset by a decrease in net interest income of $676,000, an increase in non-interest expenses of $459,000, and the related income tax effects of these items.

Net Interest Income

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income.  Net interest income was $4,417,000 for the first quarter of 2012, compared to $5,093,000 for the same period of 2011, a decrease of $676,000 (13.3%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the three months ended March 31, 2012, the net interest margin (on a taxable equivalent basis) was 3.43%, compared with 3.82% for the same period in 2011.

Deposits comprised 90.7% of average interest-bearing liabilities for the three month period ended March 31, 2012, compared to 89% for the same period in 2011.  A lower overall interest rate environment resulted in the Corporation’s cost of funds being 1.27% for the first three months of 2012 compared to 1.54% for the same period in 2011.  This decrease in cost of funds was offset by a decrease in the yield of interest-earning assets (4.51% for the first three months of 2012 compared to 5.17% for the same period of 2011) which negatively impacted the net interest margin.

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets.  No provision for loan losses was made for the first quarter of 2012 compared to a $1,275,000 provision for the same period in 2011. The decrease in the provision for loan losses resulted primarily from declining historic loss rates, which are used to calculate the reserve for the homogenous pool of loans, a decrease in risk rated loans and an overall decrease in the loan portfolio.  See “Allowance for Loan Losses” under Financial Condition for further discussion relating to the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees, earnings on life insurance policies, income arising from sales of investment products to customers, and occasional security sale transactions.  Income related to customer deposit accounts and bank owned life insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter.  For the quarter ended March 31, 2012, non-interest income was $1,054,000, compared to $740,000 for the first quarter of 2011, a $314,000 (42.4%) increase.

Gains on sales of loans amounted to $256,000 for the quarter ended March 31, 2012, compared to $58,000 for the first quarter of 2011, an increase of $198,000.  Quarterly gains on sale of loans included capitalized servicing rights of $101,000 and $14,000 for the periods ended March 31, 2012 and 2011, respectively.  The increase in gain on sale of loans corresponds with the increase in loan sales activity.  Loan sales for the first three months of 2012 were $13 million, compared to $1.7 million for the first three months of 2011.

The fair value of mortgage servicing rights increased $112,000 for the quarter ended March 31, 2012, compared to a $15,000 increase for the quarter ended March 31, 2011. The increase in fair value was largely attributable to slower prepayment speed assumptions as a result of increasing long-term interest rates. Amortization of mortgage servicing rights, which is reported as a reduction of servicing income (other non-interest income in the accompanying condensed consolidated statements of income), amounted to $52,000 for the three months ended March 31, 2012, compared to $39,000 for the three months ended March 31, 2011.

Non-Interest Expenses

For the quarter ended March 31, 2012, non-interest expenses were $4,235,000, compared to $3,776,000 for the first quarter of 2011, a $459,000 (12.2%) increase.  The $459,000 increase in other non-interest expenses includes increases of $254,000 in salaries and benefits, $113,000 relating to other real estate owned, $92,000 in miscellaneous expenses, and $31,000 in loan closing fees, offset by a $52,000 decrease in FDIC premium expenses.  The increase in salaries and benefits resulted primarily from an increase in wages.  The increase in other real estate owned and related asset management costs is attributable to an increase in impairment charges taken on other real estate owned assets during the first quarter of 2012, as well as an increase in asset management legal expenses.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  For the quarter ended March 31, 2012, the Corporation’s efficiency ratio was 74.2%, compared to 62.1% for the same period of 2011.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2012 was $233,000, compared to $16,000 for the comparable 2011 period.  The effective tax rate for the three months ended March 31, 2012 was low due to tax exempt income from securities and loans, as well as bank-owned life insurance comprising approximately 46% of the Corporation’s income before income taxes.  For the quarter ended March 31, 2011, the provision for income taxes was also reduced by $50,000 related to a FIN 48 reserve that was established under the Tax Equity and Fiscal Responsibility Act (TEFRA) being reversed back into income.  This reversal resulted from a 2009 IRS exam that was closed with no adjustments.

Return on Assets

Return on average assets was 0.69% for the first quarter of 2012, compared to 0.51% for the first quarter of 2011.

Return on Equity

Return on average shareholders’ equity for the first quarter of 2012 was 6.66%, compared to 5.51% for the same period of 2011.

The Corporation and Bank met all regulatory capital requirements as March 31, 2012, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $583.8 million at March 31, 2012, compared to $587 million at December 31, 2011, a decrease of $3.2 million, or 0.6%.  The decrease in total assets was primarily the result of a decrease of $6.7 million (2%) in gross loans, and a decrease of $4.3 million (7.5%) in cash and cash equivalents, offset by an increase in available-for-sale securities of $6.9 million (4.6%).  Deposits during this same period decreased $3.6 million, or 0.7%.

Shareholders’ equity increased from $59.7 million at December 31, 2011 to $60.8 million at March 31, 2012.  This increase was the result of net income ($1,003,000), the issuance of 314 treasury shares under the Corporation’s Employee Stock Purchase Plan ($5,000), and a $5,000 decrease in unrealized securities gains, net of tax.  The decrease in unrealized securities gains during the three month period ended March 31, 2012, was the result of customary and expected changes in the bond market.  Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $53 million at March 31, 2012, compared to $57.3 million at December 31, 2011. Cash and cash equivalents at March 31, 2012 includes interest-bearing deposits in other banks of $44.9 million compared to $48.4 million at December 31, 2011.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

At March 31, 2012, available-for-sale securities totaled $158.9 million, an increase of $6.9 million from December 31, 2011.  At March 31, 2012, the amortized cost of the Corporation’s securities totaled $153.4 million, resulting in net unrealized gains of $5.4 million and a corresponding after tax increase in shareholders’ equity of $3.6 million.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans totaled $331.2 million at March 31, 2012, compared to $337.9 million at December 31, 2011, a decrease of $6.7 million (2%).  The Bank has continued to experience soft loan demand in its lending markets.  The decrease in loan balances during the first three months of 2012 resulted primarily from a decline in loan origination activity, normal pay downs and runoff on current loans, and a continued focus by the Bank’s credit administration department to identify and dispose of or reduce problem credits.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011, respectively:

	(dollars in thousands)

	2012	2011
Balance, beginning of period	$8,543	$8,017
Provision for loan losses	-	1,275
Charge offs	(1,320)	(375)
Recoveries	151	42
Net charge offs	(1,169)	(333)

Balance, end of period	$7,374	$8,959

The allowance for loan losses as a percentage of gross loans was 2.23% at March 31, 2012 and 2.53% at December 31, 2011.  The increased allowance for loan losses as a percentage of gross loans over the past few years is attributable to the higher level of charge-offs experienced by the Bank, continued distress in the overall quality of the loan portfolio as evidenced by the level of classified credits, and continued concerns with the prolonged economic downturn.

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

Loans on non-accrual status amounted to $19.6 million and $21.7 million at March 31, 2012 and December 31, 2011, respectively.  Non-accrual loans as a percentage of outstanding loans amounted to 5.9% at March 31, 2012, compared to 5.1% at December 31, 2011.

The Bank considers a loan to be impaired when it becomes probable that the Bank will be unable to collect under the contractual terms of the loan, based on current information and events.  Impaired loans, principally consisting of commercial and commercial real estate credits, amounted to $18.7 million at March 31, 2012 and $21 million at December 31, 2011.  Impaired loans at March 31, 2012 and December 31, 2011, included $9.3 million and $7.7 million, respectively of loans with no specific reserves included in the allowance for loan losses and $9.4 million and $11.3 million, respectively of loans with specific reserves of $1.8 million and $1.9 million included in the Bank’s March 31, 2012 and December 31, 2011 allowance for loan losses.

In addition to impaired loans, the Bank had other potential problem credits of $22.5 million at March 31, 2012 and $24.6 million at December 31, 2011.  The Bank’s credit administration department continues to closely monitor these credits.

The Bank provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan-charge off experience.  The Bank has experienced $1,169,000 of net loan charge-offs during the first three months of 2012 compared to annual net loan charge-offs of $3.8 million in 2011, $3.3 million in 2010, and $5.9 million in 2009, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios.  The Bank also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.  Consequently, the loss rates applied to these loans have increased as a result of the increase in the Bank’s historic net loan charge-offs.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $476.9 million, or 91.2% of the Corporation’s funding sources at March 31, 2012.  Total deposits decreased $3.6 million during the three months ending March 31, 2012.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 11.9% of total deposits at March 31, 2012, compared to 10.5% at March 31, 2011.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $27.6 million at both March 31, 2012 and December 31, 2011, and customer repurchase agreements totaling $4.8 million and $5.2 million at March 31, 2012 and December 31, 2011, respectively.  The Corporation also has outstanding junior subordinated deferrable interest debentures of $10.3 million at March 31, 2012 and December 31, 2011.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the three month period ended March 31, 2012, the Corporation had net income of $1,003,000.  The increase (decrease) in net unrealized gains on available-for-sale securities, net of income taxes, was ($6,000) and $441,000 for the three months ended March 31, 2012 and 2011, respectively.  Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment.  During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power.  In the commercial banking industry, monetary assets typically exceed monetary liabilities.  The Bank has not experienced a significant level of inflation or deflation during the three month period ended March 31, 2012.  However, because of the depressed national real estate market and sluggish local economy, the Bank has experienced declines in the value of collateral securing commercial and non-commercial real estate loans.  Management continues to closely monitor these trends in calculating the Bank’s allowance for loan losses.

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

The Corporation monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interest rates.  This analysis is performed by estimating the expected cash flows of the Corporation’s financial instruments using interest rates in effect at year-end.  For the fair value estimates, the cash flows are then discounted to year-end to arrive at an estimated present value of the Corporation’s financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates.  For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows.  The Corporation typically applies interest rate “shocks” to its financial instruments up and down under various scenarios up to as much as 400 basis points depending on the overall level of interest rates at any point in time.

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Item 1A:  Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report.  The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended March 31, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

01/01/12 -
01/31/12	None	None	302,058	97,942

02/01/12 -
02/28/12	None	None	302,058	97,942

03/01/12 -
03/31/12	None	None	302,058	97,942

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

Item 4:  Mine Safety Disclosures

Not applicable

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

UNITED BANCSHARES, INC.

Date:	May 1, 2012	By: /s/ Brian D. Young
Brian D. Young
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED MARCH 31, 2012

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