Form 10-Q
period 2012-06-30
UNITED BANCSHARES INC/OH
filed 2012-08-01
CIK 1087456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.    See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ____   Accelerated filer ____   Non-accelerated filer____   Smaller Reporting Company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____   No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 26, 2012: 3,446,305

This document contains 42 pages.  The Exhibit Index is on page 36 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$6,790,918	$8,865,206
Interest-bearing deposits in other banks	32,926,930	48,389,046
Federal funds sold	2,569	32,722
Total cash and cash equivalents	39,720,417	57,286,974

SECURITIES, available-for-sale	163,544,581	151,955,957
FEDERAL HOME LOAN BANK STOCK, at cost	4,893,800	4,893,800
CERTIFICATES OF DEPOSIT	2,241,000	1,743,000
LOANS HELD FOR SALE	1,968,857	2,753,505

LOANS	321,828,184	337,946,708
Less allowance for loan losses	(7,050,422)	(8,543,367)
Net loans	314,777,762	329,403,341

PREMISES AND EQUIPMENT, net	9,396,387	9,581,311
GOODWILL	8,554,979	8,554,979

CASH SURRENDER VALUE OF LIFE INSURANCE	13,549,503	13,335,587
OTHER REAL ESTATE OWNED	2,013,150	2,833,500
OTHER ASSETS, including accrued interest and intangible assets	4,352,305	4,702,710
TOTAL ASSETS	$565,012,741	$587,044,664

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing	$61,748,457	$66,399,124
Interest bearing	397,097,796	414,086,441
Total deposits	458,846,253	480,485,565

Other borrowings	30,048,200	32,780,963
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	3,899,675	3,730,422
Total liabilities	503,094,128	527,296,950

SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value. Authorized 10,000,000 shares; issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,661,025	14,660,579
Retained earnings	44,749,055	42,543,363
Accumulated other comprehensive income	3,557,991	3,598,031
Treasury stock 314,564 shares at June 30, 2012 and 314,878 shares at December 31, 2011, at cost	(4,810,015)	(4,814,816)
Total shareholders' equity	61,918,613	59,747,714
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$565,012,741	$587,044,664

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans, including fees	$4,472,614	$5,444,360	$9,146,166	$11,042,272
Securities:
Taxable	675,779	829,210	1,330,828	1,649,445
Tax-exempt	447,797	493,060	904,909	980,739
Other	85,800	87,227	176,847	164,736
Total interest income	5,681,990	6,853,857	11,558,750	13,837,192

INTEREST EXPENSE
Deposits	892,771	1,470,291	1,989,032	2,826,426
Other borrowings	367,396	528,928	731,263	1,063,139
Total interest expense	1,260,167	1,999,219	2,720,295	3,889,565

NET INTEREST INCOME	4,421,823	4,854,638	8,838,455	9,947,627

PROVISION FOR LOAN LOSSES	-	1,300,000	-	2,575,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,421,823	3,554,638	8,838,455	7,372,627

NON-INTEREST INCOME
Gain on sales of loans	284,984	75,869	540,512	133,523
Gain on sales of securities	239,190	618,990	240,396	639,991
Change in fair value of mortgage servicing rights	(100,337)	39,661	11,797	54,286
Other	679,179	725,121	1,364,755	1,372,311
Total non-interest income	1,103,016	1,459,641	2,157,460	2,200,111

NON-INTEREST EXPENSES	3,972,961	3,823,899	8,208,223	7,600,290

Income before income taxes	1,551,878	1,190,380	2,787,692	1,972,448
PROVISION FOR INCOME TAXES	349,000	203,000	582,000	219,000
NET INCOME	$1,202,878	$987,380	$2,205,692	$1,753,448

NET INCOME PER SHARE
Basic	$0.35	$0.29	$0.64	$0.51
Weighted average common shares outstanding	3,445,993	3,445,278	3,445,977	3,445,265

Diluted	$0.35	$0.29	$0.64	$0.51
Weighted average common shares outstanding	3,445,993	3,445,278	3,445,977	3,445,265

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

NET INCOME	$1,202,878	$987,380	$2,205,692	$1,753,448

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities:
Unrealized holding gains during period	187,213	1,177,625	179,729	1,866,991
Reclassification adjustments for gains included in net income	(239,190)	(618,989)	(240,396)	(639,991)
Other comprehensive income (loss), before income taxes	(51,977)	558,636	(60,667)	1,227,000
Income tax expense (credit) related to items of other comprehensive income	17,672	(189,936)	20,627	(417,180)

Other comprehensive income (loss)	(34,305)	368,700	(40,040)	809,820

COMPREHENSIVE INCOME	$1,168,573	$1,356,080	$2,165,652	$2,563,268

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Six months ended June 30, 2012 and 2011

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2011	$3,760,557	$14,660,579	$42,543,363	$3,598,031	$(4,814,816)	$59,747,714

Net income			2,205,692			2,205,692
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes				(40,040)		(40,040)
Total comprehensive income						2,165,652

314 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		446			4,801	5,247
BALANCE AT JUNE 30, 2012	$3,760,557	$14,661,025	$44,749,055	$3,557,991	$(4,810,015)	$61,918,613

BALANCE AT DECEMBER 31, 2010	$3,760,557	$14,660,000	$39,600,718	$1,810,684	$(4,826,896)	$55,005,063

Net income			1,753,448			1,753,448
Change in unrealized gain on available-for-sale securities, net of income taxes				809,820		809,820
Total comprehensive income						2,563,268

389 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		307			5,948	6,255
BALANCE AT JUNE 30, 2011	$3,760,557	$14,660,307	$41,354,166	$2,620,504	$(4,820,948)	$57,574,586

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
	2012	2011

Cash flows provided by operating activities	$4,068,507	$160,460

Cash flows provided by investing activities:
Proceeds from calls or maturities of securities	23,230,429	13,905,032
Proceeds from sales of available-for-sale securities	7,711,574	12,245,534
Purchases of available-for-sale securities	(42,811,761)	(35,588,722)
Net decrease in loans	14,254,929	28,737,553
Purchases of certificates of deposit	(498,000)	-
Proceeds from sale of other real estate owned	906,425	1,532,208
Expenditures for premises and equipment	(61,832)	(37,453)
Net cash provided by investing activities	2,731,764	20,794,152

Cash flows used in financing activities:
Net change in deposits	(21,639,312)	(10,750,641)
Long-term borrowings, net of repayments	(2,732,763)	(22,585,067)
Proceeds from issuance of common stock	5,247	6,255
Net cash used by financing activities	(24,366,828)	(33,329,453)

Net change in cash and cash equivalents	(17,566,557)	(12,374,841)
Cash and cash equivalents:
At beginning of period	57,286,974	48,603,636
At end of period	$39,720,417	36,228,795

Cash paid for:
Interest	$2,742,923	$3,880,362
Income taxes	$780,000	$-

Non-cash investing activities:
Change in net unrealized gain on available-for-sale securities	$179,730	$1,866,991
Transfer of loans to other real estate owned	$370,650	$96,000

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

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

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government and agencies	$9,502	$9,530	$7,506	$7,521
Obligations of states and political subdivisions	45,069	47,711	46,459	49,311
Mortgage-backed	103,080	105,772	92,037	94,599
Other	502	531	502	525

Total	$158,153	$163,544	$146,504	$151,956

A summary of gross unrealized gains and losses on available-for-sale securities as of June 30, 2012 and December 31, 2011 follows (dollars in thousands):

	June 30, 2012		December 31, 2011
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
U.S. Government and agencies	$28	$-	$16	$1
Obligations of states and political subdivisions	2,646	4	2,856	4
Mortgage-backed	2,693	1	2,570	8
Other	29	-	23	-

Total	$5,396	$5	$5,465	$13

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

NOTE 4 – LOANS

The following table presents the activity in the allowance for loan losses by portfolio segment for the periods ending June 30, 2012 and 2011:

	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2011	$2,596,629	$4,847,234	$998,941	$100,563	$8,543,367
Provision charged to expenses	(1,082,299)	1,362,788	(223,312)	(57,177)	-
Losses charged off	(19,797)	(1,525,343)	(109,749)	(7,881)	(1,662,770)
Recoveries	32,423	105,995	10,437	20,970	169,825

Balance at June 30, 2012	$1,526,956	$4,790,674	$676,317	$56,475	$7,050,422

	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2010	$2,886,467	$3,915,323	$886,879	$328,117	$8,016,786
Provision charged to expenses	1,012,863	1,203,989	556,317	(198,169)	2,575,000
Losses charged off	(464,729)	(980,006)	(321,072)	(56,794)	(1,822,601)
Recoveries	10,640	396	47,434	51,505	109,975

Balance at June 30, 2011	$3,445,241	$4,139,702	$1,169,558	$124,659	$8,879,160

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods ending June 30, 2012 and December 31 2011:

June 30, 2012	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$518,070	$1,760,228	$-	$-	$2,278,298
Collectively evaluated forimpairment	1,008,886	3,030,446	676,317	56,475	4,772,124

Total allowance for loan losses	$1,526,956	$4,790,674	$676,317	$56,475	$7,050,422

Loans:
Individually evaluated for impairment	$3,585,236	$14,819,685	$171,429	$-	$18,576,350
Collectively evaluated for impairment	53,575,727	186,092,080	58,996,664	4,587,363	303,251,834

Total ending loans balance	$57,160,963	$200,911,765	$59,168,093	$4,587,363	$321,828,184

December 31, 2011	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$754,874	$1,235,351	$-	$-	$1,990,225
Collectively evaluated for impairment	1,841,755	3,611,883	998,941	100,563	6,553,142

Total allowance for loan losses	$2,596,629	$4,847,234	$998,941	$100,563	$8,543,367

Loans:
Individually evaluated for impairment	$3,972,618	$16,842,092	$172,494	$-	$20,987,204
Collectively evaluated for impairment	58,349,383	191,290,270	61,962,130	5,357,721	316,959,504

Total ending loans balance	$62,322,001	$208,132,362	$62,134,624	$5,357,721	$337,946,708

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

Impaired loans were as follows as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Loans with no allowance for loan losses allocated	$8,139,973	$7,660,276
Loans with allowance for loan losses allocated	10,436,377	13,326,928

Total impaired loans	$18,576,350	$20,987,204

Amount of the allowance allocated to impaired loans	$2,278,298	$1,990,225

The average recorded investment in impaired loans for the six month period ended June 30, 2012 and 2011 was $18.6 million and $17.1 million, respectively.  There was approximately $109,000 and $80,000 in interest income recognized by the Bank on impaired loans on an accrual or cash basis during the six month period ended June 30 2012 and 2011, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Recorded investment	Allowance for loan losses allocated	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$246,099	$-	$-	$-
Agriculture	2,821,067	-	2,303,732	-
Commercial and multi-family real estate	3,801,853	-	5,184,050	-
Agricultural real estate	1,099,525	-	-	-
Residential real estate	171,429	-	172,494	-
With an allowance recorded:
Commercial	518,070	518,070	619,618	619,618
Agriculture	-	-	1,836,985	135,256
Commercial and multi-family real estate	9,918,307	1,760,228	10,870,325	1,235,351

Total	$18,576,350	$2,278,298	$20,987,204	$1,990,225

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

The following table presents the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and troubled debt restructurings by class of loans as of June 30, 2012 and December 31, 2011:

June 30, 2012	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$573,904	$-	$761,980
Commercial real estate	12,195,508	101,817	8,968,765
Agriculture	731,171	-	2,115,695
Agricultural real estate	1,067,675	-	160,367
Consumer	4,004	-	-
Residential real estate	2,563,045	21,309	56,116

Total	$17,135,307	$123,126	$12,062,923

December 31, 2011	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$684,763	$-	$619,618
Commercial real estate	15,887,322	-	10,209,573
Agriculture	1,064,282	-	2,303,732
Agricultural real estate	1,074,694	-	-
Consumer	97	9,437	-
Residential real estate	2,988,983	46,005	57,192

Total	$21,700,141	$55,442	$13,190,115

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 by class of loans:

	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans not past due	Total
Commercial	$-	$-	$-	$-	$43,675,519	$43,675,519
Commercial real estate	4,504,594	439,007	2,399,199	7,342,800	180,379,481	187,722,281
Agriculture	-	-	705,372	705,372	12,780,072	13,485,444
Agricultural real estate	-	-	933,945	933,945	12,255,539	13,189,484
Consumer	41,305	8,460	4,004	53,769	4,533,594	4,587,363
Residential real estate	460,713	359,784	139,947	960,444	58,207,649	59,168,093

Total	$5,006,612	$807,251	$4,182,467	$9,996,330	$311,831,854	$321,828,184

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

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

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to the credit risk.  This analysis generally includes loans with an outstanding balance greater than $100,000 and non-homogenous loans, such as commercial and commercial real estate loans.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

●
Special Mention:  Loans which possess some credit deficiency or potential weakness which deserve close attention, but which do not yet warrant substandard classification.  Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk in the future.  The key distinctions of a Special Mention classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered "potential", versus "defined", impairments to the primary source of loan repayment.

●
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

●
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

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

Loans not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are generally either less than $100,000 or are included in groups of homogenous loans.  As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Not rated
June 30, 2012
Commercial	$51,767,884	$829,182	$3,858,525	$705,372	$-
Commercial and multi-family real estate	167,285,667	8,223,699	24,628,326	774,073	-
Residential real estate	-	257,057	159,968	11,462	58,739,606
Consumer	-	-	15,952	-	4,571,411

Total	$219,053,551	$9,309,938	$28,662,771	$1,490,907	$63,311,017

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$54,683,831	$2,966,782	$3,768,348	$903,040	$-
Commercial and multi-family real estate	170,750,804	9,245,517	27,202,096	933,945	-
Residential real estate	-	257,860	245,204	12,976	61,618,584
Consumer	-	2,538	18,716	-	5,336,467

Total	$225,434,635	$12,472,697	$31,234,364	$1,849,961	$66,955,051

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential 1 – 4 family and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in non-impaired residential 1 – 4 family and consumer loans based on payment activity as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Consumer	Residential real estate	Consumer	Residential real estate

Performing	$4,553,472	$56,193,286	$5,326,933	$60,070,730
Nonperforming	17,939	2,546,320	9,534	1,547,854

Total	$4,571,411	$58,739,606	$5,336,467	$61,618,584

Purchased Loans:

From time to time, the Company enters into loan participation agreements to purchase loans.  At June 30, 2012 and December 31, 2011, the Bank held no loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

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

The Bank did not have any loan modifications considered to be Troubled Debt Restructurings during the six months ended June 30, 2012.

NOTE 5 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033.  As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option.  Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.61% at June 30, 2012 and 3.40% at June 30, 2011.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures approximated $187,000 and $175,000 for the six month periods ended June 30, 2012 and 2011, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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
June 30, 2012

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 include available-for-sale securities, which are all valued using Level 2 inputs, and mortgage servicing rights, amounting to $815,864 at June 30, 2012 and $727,240 at December 31, 2011, which are valued using Level 3 inputs.  Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011 include other real estate owned, as well as impaired loans approximating $16,298,000 at June 30, 2012 and $18,997,000 at December 31, 2011 all of which are valued using Level 3 inputs.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the periods presented due to the lack of observable quotes in inactive markets for those instruments at June 30, 2012 and December 31, 2011.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the six month period ended June 30, 2012 and year ended December 31, 2011:

	June 30, 2012	December 31, 2011

Balance at beginning of period	$727,240	$1,114,126
Gains or losses, including realized and unrealized:
Disposals – amortization based on loan payments and payoffs	(118,355)	(240,662)
Purchases, issuances, and settlements	195,182	168,342
Other changes in fair value	11,797	(314,566)
Balance at end of period	$815,864	$727,240

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would typically include government bonds and exchange traded equities.  If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  The Corporation did not have any securities classified as Level 1 or Level 3 at June 30, 2012 or December 31, 2011.  There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at June 30, 2012 or December 31, 2011.

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

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less expected selling costs.  Such values are estimated primarily using appraisals and reflect a market value approach.  Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3.  In accordance with the provisions of ASC 360-10, other real estate owned was written down to its estimated fair value of $2,013,150, resulting in impairment charges of $250,000 which are included in earnings for the six month period ended June 30, 2012.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.  Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at June 30, 2012 and December 31, 2011.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at June 30, 2012 and December 31, 2011 were as follows (dollars in thousands):

	June 30, 2012		December 31, 2011
	Carrying amount	Estimated value	Carrying amount	Estimated value
FINANCIAL ASSETS
Cash and cash equivalents	$39,720	$39,720	$57,287	$57,287
Securities, including Federal Home Loan Bank stock	158,153	163,544	156,850	156,850
Net loans	314,778	314,823	329,403	330,286
Mortgage servicing rights	816	816	727	727
	$513,467	$518,903	$544,267	$545,150
FINANCIAL LIABILITIES
Deposits	$458,846	$460,725	$480,486	$483,014
Other borrowings	30,048	32,601	32,781	35,484
Junior subordinated deferrable interest debentures	10,300	9,873	10,300	9,220
Other liabilities	3,900	3,966	3,730	3,801
	$503,094	$507,165	$527,297	$531,519

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments.  The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at June 30, 2012 and December 31, 2011 which relate to commitments to extend credit and letters of credit.  The contract amount of such financial instruments amounts to $67,455,000 at June 30, 2012 and $69,398,000 at December 31, 2011.  Such amounts are also considered to be the estimated fair values.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

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
June 30, 2012

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

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after June 30, 2012 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2012 have been recognized in the consolidated financial statements for the period ended June 30, 2012.  Events or transactions that provided evidence about conditions that did not exist at June 30, 2012 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended June 30, 2012.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2012	2011	2012	2011
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.83%	0.69%	0.76%	0.58%
Average shareholders’ equity (a)	7.84%	6.94%	7.26%	6.23%
Net interest margin (a)	3.47%	3.63%	3.45%	3.73%
Efficiency ratio (b)	69.03%	58.22%	71.61%	60.07%
Average shareholders’ equity to average assets	10.57%	9.94%	10.54%	9.35%
Loans to deposits (end of period)	70.57%	75.04%	70.57%	75.04%
Allowance for loan losses to loans (end of period)	2.19%	2.48%	2.19%	2.48%

Book value per share	$17.97	$16.71	$17.97	$16.71

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2012, the Corporation reported net income of $1,203,000, or $0.35 basic earnings per share compared to second quarter 2011 net income of $988,000 or $0.29 per share.  Compared with the same period in 2011, second quarter net income increased $215,000 (21.8%) primarily due to a decrease in the provision for loan losses of $1,300,000 offset by a $433,000 decrease in net interest income, a $357,000 decrease in non-interest income, a $149,000 increase in non-interest expenses and a $146,000 increase in the provision for income taxes.

Net income for the six months ended June 30, 2012 totaled $2,205,000, or $0.64 basic earnings per share compared to $1,753,000 or $0.51 basic earnings per share for the same period in 2011. Compared with the same period in 2011, net income increased $452,000, or 25.8%. The increase for the six month period ended June 30, 2012, as compared to the six month period ended June 30, 2011, was primarily the result of a decrease in the provision for loan losses of $2,575,000 offset by a decrease in net interest income of $1,109,000, a decrease in non-interest income of $43,000, an increase in non-interest expenses of $608,000, and an increase in the provision for income taxes of $363,000.

Net Interest Income

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income.  Net interest income was $4,422,000 for the second quarter of 2012, compared to $4,855,000 for the same period of 2011, a decrease of $433,000 (8.9%).  For the six months ended June 30, 2012, net interest income was $8,838,000 compared to $9,948,000 for the same period of 2011, a decrease of $1,109,000 (11.2%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the quarterly and six month periods ended June 30, 2012, the net interest margin (on a taxable equivalent basis) was 3.47% and 3.45%, respectively, compared with 3.63% and 3.73% for the same periods in 2011.

Deposits comprised 90.7% of average interest-bearing liabilities for the six month period ended June 30, 2012, compared to 88% for the same period in 2011.  A lower overall interest rate environment resulted in the Corporation’s cost of funds being 1.19% for the first six months of 2012 compared to 1.59% for the same period in 2011.  This decrease in cost of funds was offset by a decrease in the yield of interest-earning assets (4.46% for the first six months of 2012 compared to 5.11% for the same period of 2011) which negatively impacted the net interest margin.

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets.  No provision for loan losses was made for the second quarter of 2012 compared to a $1,300,000 provision for the same period in 2011. The decrease in the provision for loan losses resulted primarily from declining historic loss rates, which are used to calculate the reserve for the homogenous pool of loans, a decrease in risk rated loans and an overall decrease in the loan portfolio.  See “Allowance for Loan Losses” under Financial Condition for further discussion relating to the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees, earnings on life insurance policies, income arising from sales of investment products to customers, and occasional security sale transactions.  Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter.  For the quarter ended June 30, 2012, non-interest income was $1,103,000, compared to $1,460,000 for the second quarter of 2011, a $357,000 (24.4%) decrease.

Gain on sales of loans amounted to $285,000 for the quarter ended June 30, 2012, compared to $76,000 for the second quarter of 2011, an increase of $209,000 (275%).  Quarterly gain on sale of loans was impacted by an increase in capitalized servicing rights of $94,000 in 2012 and a decrease of $44,000 in 2011.  Gain on sales of loans amounted to $541,000 for the six months ended June 30, 2012 compared to $134,000 for the comparable period in 2011, an increase of $407,000 (303.7%).  Gain on sales of loans for the six month period included capitalized servicing rights of $195,000 in 2012 and $50,000 in 2011.  The increase in gain on sale of loans corresponds with the increase in loan sales activity.  Loan sales for the first six months of 2012 were $30 million, compared to $5.4 million for the first six months of 2011.

The fair value of mortgage servicing rights decreased $100,000 for the quarter ended June 30, 2012, compared to a $40,000 increase for the quarter ended June 30, 2011. For the six month period ended June 30, 2012, there was an increase in fair value of mortgage servicing rights of $12,000, compared to an increase in fair value of mortgage servicing rights of $54,000 for the six months ended June 30, 2011.

Gain on sales of securities amounted to $239,000 for the quarter ended June 30, 2012, compared to $619,000 for the second quarter of 2011, a decrease of $380,000 (61.4%).  Gain on sales of securities amounted to $240,000 for the six months ended June 30, 2012 compared to $640,000 for the comparable period in 2011, a decrease of $400,000 (62.4%).

Non-Interest Expenses

For the quarter ended June 30, 2012, non-interest expenses were $3,973,000, compared to $3,824,000 for the second quarter of 2011, a $149,000 (3.9%) increase.  For the six month period ended June 30, 2012, non-interest expenses totaled $8,208,000, compared to $7,600,000 for the comparable period of 2011, an increase of $608,000 (8%).  The increase in non-interest expenses for the six month period ended June 30, 2012 was primarily attributable to a $386,000 increase in salaries and benefits, a $195,000 increase in other real estate owned expenses, a $69,000 increase in miscellaneous expenses, a $56,000 increase in ATM/debit card processing expenses, and a $50,000 increase in loan closing fees, offset by a $145,000 decrease in FDIC premium expenses.  The increase in salaries and benefits resulted primarily from filling vacant and new positions, coupled with a slight increase due to annual salary and benefit increases.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  For the quarter ended June 30, 2012, the Corporation’s efficiency ratio was 69.03%, compared to 58.22% for the same period of 2011.  For the six month period ended June 30, 2012, the Corporation’s efficiency ratio was 71.61% compared to 58.22% for the same period of 2011.  The efficiency ratio was negatively impacted by the decrease in net interest income, decrease in non-interest income and increase in non-interest expenses for the quarter and six month period ended June 30, 2012 compared to the same period of 2011.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2012 was $349,000, compared to $203,000 for the comparable 2011 period.  The provision for income taxes for the six month period ended June 30, 2012 was $582,000, or 20.9% of income before income taxes, compared to $219,000 or 11% for the comparable 2011 period. The effective tax rate for the six months ended June 30, 2011 was low due to tax exempt income from securities and loans, as well as bank-owned life insurance comprising approximately 46% of the Corporation’s income before income taxes.  For the six months ended June 30, 2011, the provision for income taxes was also reduced by $50,000 related to a FIN 48 reserve that was established under the Tax Equity and Fiscal Responsibility Act (TEFRA) being reversed back into income.  This reversal resulted from a 2009 IRS exam that was closed with no adjustments.

Return on Assets

Return on average assets was 0.83% for the second quarter of 2012, compared to 0.69% for the second quarter of 2011.  For the six month period ended June 30, 2012, return on average assets was 0.76%, compared to 0.58% for the same period of 2011.

Return on Equity

Return on average shareholders’ equity for the second quarter of 2012 was 7.84%, compared to 6.94% for the same period of 2011.  Return on average equity for the six months ended June 30, 2012 was 7.26%, compared to 6.23% for the same period in 2011.

The Corporation and Bank met all regulatory capital requirements as June 30, 2012, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $565 million at June 30, 2012, compared to $587 million at December 31, 2011, a decrease of $22 million, or 3.8%.  The decrease in total assets was primarily the result of decreases in total cash and cash equivalents of $17.6 million (30.7%), gross loans of $16.1 million (4.8%), and other real estate owned of $820,000 (29%) offset by an increase in available-for-sale securities of $11.6 million (7.6%) and a decrease in the allowance for loan losses of $1.5 million (17.5%).  Deposits during this same period decreased $21.6 million, or 4.5%.

Shareholders’ equity increased from $59.7 million at December 31, 2011 to $61.9 million at June 30, 2012, an increase of $2.2 million, or 3.6%.  This increase was the result of net income ($2.2 million) and the issuance of 314 treasury shares under the Corporation’s Employee Stock Purchase Plan ($5,000) offset by a $40,000 decrease in unrealized securities gains, net of tax.  The decrease in unrealized securities gains during the six month period ended June 30, 2012, was the result of customary and expected changes in the bond market. Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $39.7 million at June 30, 2012, compared to $57.3 million at December 31, 2011. Cash and cash equivalents at June 30, 2012 includes interest-bearing deposits in other banks of $32.9 million compared to $48.4 million at December 31, 2011.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

At June 30, 2012, available-for-sale securities totaled $163.5 million, an increase of $11.6 million from December 31, 2011.  At June 30, 2012, the amortized cost of the Corporation’s securities totaled $158.1 million, resulting in net unrealized gains of $5.4 million and a corresponding after tax increase in shareholders’ equity of $3.6 million.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans totaled $321.8 million at June 30, 2012, compared to $337.9 million at December 31, 2011, a decrease of $16.1 million (4.8%).  The Bank has continued to experience soft loan demand in its lending markets.  The decrease in loan balances during the first six months of 2012 resulted primarily from a decline in loan origination activity, normal pay downs and runoff on current loans, and a continued focus by the Bank’s credit administration department to identify and dispose of or reduce problem credits.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the six months ended June 30, 2012 and 2011, respectively:

	(dollars in thousands)
	2012	2011
Balance, beginning of period	$8,543	$8,017
Provision for loan losses	-	2,575

Charge offs	(1,663)	(1,823)
Recoveries	170	110
Net charge offs	(1,493)	(1,713)

Balance, end of period	$7,050	$8,879

The allowance for loan losses as a percentage of gross loans was 2.19% at June 30, 2012 and 2.53% at December 31, 2011.  The increased allowance for loan losses as a percentage of gross loans over the past few years is attributable to the higher level of charge-offs experienced by the Bank, continued distress in the overall quality of the loan portfolio as evidenced by the level of classified credits, and continued concerns with the prolonged economic downturn.

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

Loans on non-accrual status amounted to $17.1 million and $21.7 million at June 30, 2012 and December 31, 2011, respectively.  Non-accrual loans as a percentage of outstanding loans amounted to 5.3% at June 30, 2012, compared to 5.1% at December 31, 2011.

The Bank considers a loan to be impaired when it becomes probable that the Bank will be unable to collect under the contractual terms of the loan, based on current information and events.  Impaired loans, principally consisting of commercial and commercial real estate credits, amounted to $18.6 million at June 30, 2012 and $21 million at December 31, 2011.  Impaired loans at June 30, 2012 and December 31, 2011, included $8.1 million and $7.7 million, respectively, of loans with no specific reserves included in the allowance for loan losses and $10.5 million and $13.3 million, respectively, of loans with specific reserves of $2.3 million and $1.9 million included in the Bank’s June 30, 2012 and December 31, 2011 allowance for loan losses.

In addition to impaired loans, the Bank had other potential problem credits of $20.9 million at June 30, 2012 and $24.6 million at December 31, 2011.  The Bank’s credit administration department continues to closely monitor these credits.

The Bank provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan-charge off experience.  The Bank has experienced $1.5 million of net loan charge-offs during the first six months of 2012 compared to annual net loan charge-offs of $3.8 million in 2011, $3.3 million in 2010, and $5.9 million in 2009, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios.  The Bank also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.  The negative provision of $1.1 million to the commercial loan portfolio segment during the first six months of 2012 resulted from a decrease in commercial loan balances, a decrease in specific reserves allocated to the commercial segment , and a decrease in historic loss rates applied to calculate reserves.  During the first six months of 2012, historic loss rates applied to commercial loans has decreased significantly as the 2009 charge-offs become less of a factor in the calculation.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $458.8 million, or 91.9% of the Corporation’s funding sources at June 30, 2012.  Total deposits decreased $21.6 million during the six months ending June 30, 2012.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 13.5% of total deposits at June 30, 2012, compared to 10.7% at June 30, 2011.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $27.5 million at June 30, 2012 and $27.6 million at December 31, 2011, and customer repurchase agreements totaling $2.5 million and $5.2 million at June 30, 2012 and December 31, 2011, respectively.  The Corporation also has outstanding junior subordinated deferrable interest debentures of $10.3 million at June 30, 2012 and December 31, 2011.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the six month period ended June 30, 2012, the Corporation had net income of $2,205,000.  The increase (decrease) in net unrealized gains on available-for-sale securities, net of income taxes, was ($40,000) and $810,000 for the six months ended June 30, 2012 and 2011, respectively.  Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment.  During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power.  In the commercial banking industry, monetary assets typically exceed monetary liabilities.  The Bank has not experienced a significant level of inflation or deflation during the six month period ended June 30, 2012.  However, because of the depressed national real estate market and sluggish local economy, the Bank has experienced declines in the value of collateral securing commercial and non-commercial real estate loans.  Management continues to closely monitor these trends in calculating the Bank’s allowance for loan losses.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report.  The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended June 30, 2012:

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

04/01/12	-	04/30/12	None	None	302,058	97,942

05/01/12	-	05/31/12	None	None	302,058	97,942

06/01/12	-	06/30/12	None	None	302,058	97,942

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
Exhibit 10.11 Change in Control Agreement - Diana L. Engelhardt
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

UNITED BANCSHARES, INC.

Date:	August 1, 2012	By: /s/ Diana L. Engelhardt
Diana L. Engelhardt
Chief Executive Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED JUNE 30, 2012

Exhibit Number	Description	Exhibit Location
3(i)	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
3(ii)	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10Q for the quarter ended June 30, 2007.
10.1	Employment Agreement – Daniel W. Schutt	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.2	Salary Continuation Agreement – Daniel W. Schutt	Incorporated by reference to Corporation's Form 10K filed March 23, 2007.
10.3	Agreement - Brian D. Young	Incorporated by reference to Corporation's Form 8-K filed July 20, 2006.
10.4	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.5	Salary Continuation Agreement – Heather M. Oatman	Incorporated herein by reference to the Corporation's 2008 Form 10K filed March 20, 2009.
10.6	Salary Continuation Agreement First Amendment – Daniel W. Schutt	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.7	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005.
10.8	Salary Continuation Agreement, Second Amendment – Daniel W. Schutt	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.9	Salary Continuation Agreement, First Amendment – Brian D. Young	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.10	Change in Control Agreement - Daniel W. Schutt	Incorporated herein by reference to the Corporation’s Form 8-K filed January 14, 2010.
10.11	Change in Control Agreement - Diana L. Engelhardt	Incorporated herein by reference to the Corporation's Form 8-K filed July 23, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith
101.INS	XBRL Instance Document (a)	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB	XBRL Taxonomy Extension Label	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith
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