Form 10-Q
period 2012-09-30
UNITED BANCSHARES INC/OH
filed 2012-11-01
CIK 1087456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes          No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 26, 2012: 3,446,305

This document contains 42 pages.  The Exhibit Index is on page 36 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$8,151,602	$8,865,206
Interest-bearing deposits in other banks	16,672,606	48,389,046
Federal funds sold	-	32,722
Total cash and cash equivalents	24,824,208	57,286,974

SECURITIES, available-for-sale	167,728,224	151,955,957
FEDERAL HOME LOAN BANK STOCK, at cost	4,893,800	4,893,800
CERTIFICATES OF DEPOSIT	2,490,000	1,743,000
LOANS HELD FOR SALE	3,175,100	2,753,505

LOANS	321,528,245	337,946,708
Less allowance for loan losses	(7,201,572)	(8,543,367)
Net loans	314,326,673	329,403,341

PREMISES AND EQUIPMENT, net	9,295,393	9,581,311
GOODWILL	8,554,979	8,554,979
CASH SURRENDER VALUE OF LIFE INSURANCE	13,653,648	13,335,587
OTHER REAL ESTATE OWNED	1,832,650	2,833,500
OTHER ASSETS, including accrued interest and intangible assets	4,472,874	4,702,710
TOTAL ASSETS	$555,247,549	$587,044,664

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing	$63,915,250	$66,399,124
Interest bearing	392,111,874	414,086,441
Total deposits	456,027,124	480,485,565

Other borrowings	21,187,042	32,780,963
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	4,024,750	3,730,422
Total liabilities	491,538,916	527,296,950

SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value. Authorized 10,000,000 shares; issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,661,664	14,660,579
Retained earnings	45,852,846	42,543,363
Accumulated other comprehensive income	4,238,810	3,598,031
Treasury stock 314,252 shares at September 30, 2012 and 314,878 shares at December 31, 2011, at cost	(4,805,244)	(4,814,816)
Total shareholders' equity	63,708,633	59,747,714
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$555,247,549	$587,044,664

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiary
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans, including fees	$4,416,036	$5,147,788	$13,562,202	$16,190,060
Securities:
Taxable	632,426	800,111	1,963,254	2,567,595
Tax-exempt	437,531	481,889	1,342,440	1,462,628
Other	78,502	20,760	255,349	67,457
Total interest income	5,564,495	6,450,548	17,123,245	20,287,740

INTEREST EXPENSE
Deposits	745,459	1,422,020	2,734,491	4,248,446
Other borrowings	317,690	360,361	1,048,953	1,423,500
Total interest expense	1,063,149	1,782,381	3,783,444	5,671,946

NET INTEREST INCOME	4,501,346	4,668,167	13,339,801	14,615,794

PROVISION FOR LOAN LOSSES	200,000	1,400,000	200,000	3,975,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,301,346	3,268,167	13,139,801	10,640,794

NON-INTEREST INCOME
Gain on sales of loans	318,978	62,813	859,490	276,220
Gain on sales of securities	27,199	252,935	267,595	892,926
Change in fair value of mortgage servicing rights	(80,734)	(317,539)	(68,937)	(263,253)
Other	689,812	809,302	2,054,567	2,101,728
Total non-interest income	955,255	807,511	3,112,715	3,007,621

NON-INTEREST EXPENSES	3,988,810	3,992,379	12,197,033	11,592,668

Income before income taxes	1,267,791	83,299	4,055,483	2,055,747
PROVISION (CREDIT) FOR INCOME TAXES	164,000	(164,000)	746,000	55,000
NET INCOME	$1,103,791	$247,299	$3,309,483	$2,000,747

NET INCOME PER SHARE
Basic	$0.32	$0.07	$0.96	$0.58
Weighted average common shares outstanding	3,446,268	3,445,662	3,446,075	3,445,399

Diluted	$0.32	$0.07	$0.96	$0.58
Weighted average common shares outstanding	3,446,268	3,445,662	3,446,075	3,445,399

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

NET INCOME	$1,103,791	$247,299	$3,309,483	$2,000,747

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Unrealized holding gains during period	1,058,743	1,340,456	1,238,473	3,207,447
Reclassification adjustments for gains included in net income	(27,199)	(252,935)	(267,595)	(892,926)
Other comprehensive income, before income taxes	1,031,544	1,087,521	970,878	2,314,521
Income tax expense related to items of other comprehensive income	(350,725)	(369,757)	(330,099)	(786,937)

Other comprehensive income	680,819	717,764	640,779	1,527,584

COMPREHENSIVE INCOME	$1,784,610	$965,063	$3,950,262	$3,528,331

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Nine months ended September 30, 2012 and 2011

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2011	$3,760,557	$14,660,579	$42,543,363	$3,598,031	$(4,814,816)	$59,747,714

Net income			3,309,483			3,309,483
Change in unrealized gain on available-for-sale securities, net of income taxes				640,779		640,779
Total comprehensive income						3,950,262

626 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		1,085			9,572	10,657
BALANCE AT SEPTEMBER 30, 2012	$3,760,557	$14,661,664	$45,852,846	$4,238,810	$(4,805,244)	$63,708,633

BALANCE AT DECEMBER 31, 2010	$3,760,557	$14,660,000	$39,600,718	$1,810,684	$(4,826,896)	$55,005,063

Net income			2,000,747			2,000,747
Change in unrealized gain on available-for-sale securities, net of income taxes				1,527,584		1,527,584
Total comprehensive income						3,528,331

790 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		579			12,080	12,659
BALANCE AT SEPTEMBER 30, 2011	$3,760,557	$14,660,579	$41,601,465	$3,338,268	$(4,814,816)	$58,546,053

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2012	2011

Cash flows provided by operating activities	$3,922,508	$6,693,659

Cash flows provided (used) by investing activities:
Proceeds from calls or maturities of securities	32,804,632	26,558,683
Proceeds from sales of available-for-sale securities	12,067,541	18,370,945
Purchases of available-for-sale securities	(60,104,246)	(54,211,917)
Net decrease in loans	14,656,018	30,290,535
Purchases of certificates of deposit	(747,000)	-
Proceeds from sale of other real estate owned	1,058,535	1,655,911
Expenditures for premises and equipment	(79,049)	(67,097)
Net cash provided (used) by investing activities	(343,569)	22,597,060

Cash flows used by financing activities:
Net change in deposits	(24,458,441)	(7,473,536)
Long-term borrowings, net of repayments	(11,593,921)	(24,517,054)
Proceeds from issuance of common stock	10,657	12,659
Net cash used by financing activities	(36,041,705)	(31,977,931)

Net change in cash and cash equivalents	(32,462,766)	(2,687,212)
Cash and cash equivalents:
At beginning of period	57,286,974	48,603,636
At end of period	$24,824,208	$45,916,424

Cash paid for:
Interest	$3,846,431	$5,721,149
Income taxes	$1,090,000	$-

Non-cash investing activities:
Change in net unrealized gain on available-for-sale securities	$970,878	$2,314,521
Transfer of loans to other real estate owned	$420,650	$498,000

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The balance sheet as of December 31, 2011 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

In July 2012, FASB issued ASU 2012-02 Intangibles – Goodwill and Other; amending ASC Topic 350 to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012.  Management does not expect the amendment to have any effect on the financial statements.

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government and agencies	$9,498	$9,558	$7,506	$7,521
Obligations of states and political subdivisions	47,296	50,363	46,459	49,311
Mortgage-backed	104,010	107,272	92,037	94,599
Other	502	535	502	525

Total	$161,306	$167,728	$146,504	$151,956

A summary of gross unrealized gains and losses on available-for-sale securities as of September 30, 2012 and December 31, 2011 follows (dollars in thousands):

	September 30, 2012		December 31, 2011
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
U.S. Government and agencies	$60	$-	$16	$1
Obligations of states and political subdivisions	3,067	-	2,856	4
Mortgage-backed	3,266	4	2,570	8
Other	33	-	23	-

Total	$6,426	$4	$5,465	$13

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

NOTE 4 – LOANS

The following table presents the activity in the allowance for loan losses by portfolio segment for the periods ending September 30, 2012 and 2011:

	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2011	$2,596,629	$4,847,234	$998,941	$100,563	$8,543,367
Provision charged to expenses	(1,293,097)	1,800,840	(231,161)	(76,582)	200,000
Losses charged off	(19,796)	(1,754,930)	(114,458)	(12,398)	(1,901,582)
Recoveries	34,190	275,400	10,753	39,444	359,787

Balance at September 30, 2012	$1,317,926	$5,168,544	$664,075	$51,027	$7,201,572

	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2010	$2,886,467	$3,915,323	$886,879	$328,117	$8,016,786
Provision charged to expenses	309,992	3,226,435	636,800	(198,227)	3,975,000
Losses charged off	(470,612)	(2,871,203)	(472,937)	(64,335)	(3,879,087)
Recoveries	15,460	142,082	106,621	65,239	329,402

Balance at September 30, 2011	$2,741,307	$4,412,637	$1,157,363	$130,794	$8,442,101

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods ending September 30, 2012 and December 31 2011:

September 30, 2012	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$466,544	$2,123,556	$-	$-	$2,590,100
Collectively evaluated for impairment	851,382	3,044,988	664,075	51,027	4,611,472

Total allowance for loan losses	$1,317,926	$5,168,544	$664,075	$51,027	$7,201,572
Loans:
Individually evaluated for impairment	$1,299,798	$14,621,576	$170,904	$-	$16,092,278
Collectively evaluated for impairment	57,073,749	183,885,623	60,086,888	4,389,707	305,435,967

Total ending loans balance	$58,373,547	$198,507,199	$60,257,792	$4,389,707	$321,528,245

December 31, 2011	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$754,874	$1,235,351	$-	$-	$1,990,225
Collectively evaluated for impairment	1,841,755	3,611,883	998,941	100,563	6,553,142

Total allowance for loan losses	$2,596,629	$4,847,234	$998,941	$100,563	$8,543,367
Loans:
Individually evaluated for impairment	$3,972,618	$16,842,092	$172,494	$-	$20,987,204
Collectively evaluated for impairment	58,349,383	191,290,270	61,962,130	5,357,721	316,959,504

Total ending loans balance	$62,322,001	$208,132,362	$62,134,624	$5,357,721	$337,946,708

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

Impaired loans were as follows as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Loans with no allowance for loan losses allocated	$5,699,795	$7,660,276
Loans with allowance for loan losses allocated	10,392,483	13,326,928

Total impaired loans	$16,092,278	$20,987,204

Amount of the allowance allocated to impaired loans	$2,590,100	$1,990,225

The average recorded investment in impaired loans for the nine month periods ended September 30, 2012 and 2011 was $17.4 million and $17.8 million, respectively.  There was $162,000 and $115,000 in interest income recognized by the Bank on impaired loans on an accrual or cash basis for the nine months ended September 30, 2012 and 2011, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Recorded investment	Allowance for loan losses allocated	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$35,764	$-	$-	$-
Agriculture	797,490	-	2,303,732	-
Commercial and multi-family real estate	3,894,051	-	5,184,050	-
Agricultural real estate	801,586	-	-	-
Residential real estate	170,904	-	172,494	-
With an allowance recorded:
Commercial	466,544	466,544	619,618	619,618
Agriculture	-	-	1,836,985	135,256
Commercial and multi-family real estate	9,925,939	2,123,556	10,870,325	1,235,351

Total	$16,092,278	$2,590,100	$20,987,204	$1,990,225

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The following table presents the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and troubled debt restructurings by class of loans as of September 30, 2012 and December 31, 2011:

September 30, 2012	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$518,786	$29,237	$518,786
Commercial real estate	13,396,241	-	8,945,788
Agriculture	623,324	-	199,965
Agricultural real estate	1,065,365	-	-
Consumer	291	-	-
Residential real estate	2,314,574	-	55,461

Total	$17,918,581	$29,237	$9,720,000

December 31, 2011	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$684,763	$-	$619,618
Commercial real estate	15,887,322	-	10,209,573
Agriculture	1,064,282	-	2,303,732
Agricultural real estate	1,074,694	-	-
Consumer	97	9,437	-
Residential real estate	2,988,983	46,005	57,192

Total	$21,700,141	$55,442	$13,190,115

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 by class of loans:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Loans not past due	Total
Commercial	$75,296	$12,212	$29,237	$116,745	$45,310,622	$45,427,367
Commercial real estate	1,560,741	262,860	7,534,300	9,357,901	160,802,415	170,160,316
Agriculture	-	-	705,372	705,372	12,240,808	12,946,180
Agricultural real estate	40,881	-	933,945	974,826	27,372,057	28,346,883
Consumer	47,144	13,716	291	61,151	4,328,556	4,389,707
Residential real estate	1,194,578	109,656	190,424	1,494,658	58,763,134	60,257,792

Total	$2,918,640	$398,444	$9,393,569	$12,710,653	$308,817,592	$321,528,245

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Loans not past due	Total
Commercial	$264,350	$503,099	$19,356	$786,805	$43,816,740	$44,603,545
Commercial real estate	2,072,253	1,929,564	4,831,138	8,832,955	170,298,358	179,131,313
Agriculture	-	-	1,029,883	1,029,883	16,688,573	17,718,456
Agricultural real estate	-	-	933,945	933,945	28,067,104	29,001,049
Consumer	150,626	29,222	9,534	189,382	5,168,339	5,357,721
Residential real estate	2,244,462	877,860	544,990	3,667,312	58,467,312	62,134,624

Total	$4,731,691	$3,339,745	$7,368,846	$15,440,282	$322,506,426	$337,946,708

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

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

Loans not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are generally either less than $100,000 or are included in groups of homogenous loans.  As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Not rated
September 30, 2012
Commercial	$54,792,972	$1,795,645	$1,187,406	$597,525	$-
Commercial and multi-family real estate	165,899,097	9,632,107	22,174,409	801,586	-
Residential 1 – 4 family	-	204,046	212,691	10,937	59,830,118
Consumer	-	-	15,205	-	4,374,502
Total	$220,692,069	$11,631,798	$23,589,711	$1,410,048	$64,204,620

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$54,683,831	$2,966,782	$3,768,348	$903,040	$-
Commercial and multi-family real estate	170,750,804	9,245,517	27,202,096	933,945	-
Residential 1 – 4 family	-	257,860	245,204	12,976	61,618,584
Consumer	-	2,538	18,716	-	5,336,467
Total	$225,434,635	$12,472,697	$31,234,364	$1,849,961	$66,955,051

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential 1 – 4 family and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in non-impaired residential 1 – 4 family and consumer loans based on payment activity as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Consumer	Residential 1 – 4 family	Consumer	Residential 1 – 4 family

Performing	$4,374,555	$57,816,696	$5,326,933	$60,070,730
Nonperforming	15,152	2,270,192	30,788	1,891,400

Total	$4,389,707	$60,086,888	$5,357,721	$61,962,130

Purchased Loans:

From time to time, the Company enters into loan participation agreements to purchase loans.  At September 30, 2012 and December 31, 2011, the Bank held no loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

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

The Bank did not have any loan modifications during the nine month period ended September 30, 2012 that were identified as Troubled Debt Restructurings.

NOTE 5 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033.  As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option.  Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.62% at September 30, 2012 and 3.51% at September 30, 2011.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures approximated $279,000 and $262,000 for the nine month periods ended September 30, 2012 and 2011, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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
September 30, 2012

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 include available-for-sale securities, which are all valued using Level 2 inputs, and mortgage servicing rights, amounting to $723,467 at September 30, 2012 and $727,240 at December 31, 2011, which are valued using Level 3 inputs.  Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011 include other real estate owned, as well as impaired loans approximating $13,502,000 at September 30, 2012 and $18,997,000 at December 31, 2011 all of which are valued using Level 3 inputs.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the periods presented due to the lack of observable quotes in inactive markets for those instruments at September 30, 2012 and December 31, 2011.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the nine month period ended September 30, 2012 and year ended December 31, 2011:

	September 30, 2012	December 31, 2011

Balance at beginning of period	$727,240	$1,114,126
Gains or losses, including realized and unrealized:
Disposals – amortization based on loan payments and payoffs	(185,391)	(240,662)
Purchases, issuances, and settlements	250,555	168,342
Other changes in fair value	(68,937)	(314,566)
Balance at end of period	$723,467	$727,240

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would typically include government bonds and exchange traded equities.  If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  The Corporation did not have any securities classified as Level 1 or Level 3 at September 30, 2012 or December 31, 2011.  There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at September 30, 2012 or December 31, 2011.

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

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less expected selling costs.  Such values are estimated primarily using appraisals and reflect a market value approach.  Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3.  In accordance with the provisions of ASC 360-10, other real estate owned was written down to its estimated fair value of $1,832,650, resulting in impairment charges of $299,000 which are included in earnings for the nine month period ended September 30, 2012.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.  Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at September 30, 2012 and December 31, 2011.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at September 30, 2012 and December 31, 2011 were as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
	Carrying amount	Estimated value	Carrying amount	Estimated value
FINANCIAL ASSETS
Cash and cash equivalents	$24,824	$24,824	$57,287	$57,287
Securities, including Federal Home Loan Bank stock	172,622	172,622	156,850	156,850
Net loans, including loans held for sale	317,502	315,058	332,157	333,040
Mortgage servicing rights	723	723	727	727
	$515,671	$513,227	$547,021	$547,904
FINANCIAL LIABILITIES
Deposits	$456,027	$453,462	$480,486	$483,014
Other borrowings	21,187	23,725	32,781	35,484
Junior subordinated deferrable interest debentures	10,300	10,999	10,300	9,220
Other liabilities	4,025	4,088	3,730	3,801
	$491,539	$492,274	$527,297	$531,519

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments.  The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at September 30, 2012 and December 31, 2011 which relate to commitments to extend credit and letters of credit.  The contract amount of such financial instruments amounts to $67,645,000 at September 30, 2012 and $69,398,000 at December 31, 2011.  Such amounts are also considered to be the estimated fair values.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012

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
September 30, 2012

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

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after September 30, 2012 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2012 have been recognized in the consolidated financial statements for the period ended September 30, 2012.  Events or transactions that provided evidence about conditions that did not exist at September 30, 2012 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended September 30, 2012.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2012	2011	2012	2011
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.76%	0.17%	0.77%	0.45%
Average shareholders’ equity (a)	7.03%	1.70%	7.18%	4.69%
Net interest margin (a)	3.63%	3.61%	3.51%	3.69%
Efficiency ratio (b)	70.20%	69.75%	71.14%	63.08%
Average shareholders’ equity to average assets	10.83%	9.94%	10.77%	9.54%
Loans to deposits (end of period)	71.20%	72.63%	71.20%	72.63%
Allowance for loan losses to loans (end of period)	2.24%	2.42%	2.24%	2.42%

Book value per share	$18.49	$16.99	$18.49	$16.99

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended September 30, 2012, the Corporation reported net income of $1,104,000, or $0.32 basic earnings per share.  This compares to the third quarter of 2011 net income of $247,000, or $0.07 basic earnings per share.  The increase in operating results for the third quarter of 2012 as compared to the same period in 2011 was primarily attributable to a $1,200,000 decrease in the provision for loan losses, a $148,000 increase in non-interest income, and a $4,000 decrease in non-interest expenses offset by a decrease in net interest income of $167,000, and the related income tax effects of these items.

Net income for the nine months ended September 30, 2012 totaled $3,309,000, or $0.96 basic earnings per share compared to $2,001,000 or $0.58 basic earnings per share for the same period in 2011. Compared with the same period in 2011, net income increased $1,308,000, or 65.4%. The increase for the nine month period ended September 30, 2012, as compared to the nine month period ended September 30, 2011, was primarily the result of an increase in non-interest income of $105,000 and a decrease in the provision for loan losses of $3,775,000, offset by a decrease in net interest income of $1,276,000, an increase in non-interest expenses of $604,000, and an increase in the provision for income taxes of $691,000.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income.  Net interest income was $4,501,000 for the third quarter of 2012, compared to $4,668,000 for the same period of 2011, a decrease of $167,000 (3.6%).  For the nine months ended September 30, 2012, net interest income was $13,340,000 compared to $14,616,000 for the same period of 2011, a decrease of $1,276,000 (8.7%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the quarterly and nine month periods ended September 30, 2012, the net interest margin (on a taxable equivalent basis) was 3.63% and 3.51%, respectively, compared with 3.61% and 3.69% for the same periods in 2011.

Deposits comprised 91.1% of average interest-bearing liabilities for the nine month period ended September 30, 2012, compared to 89% for the same period in 2011.  A lower overall interest rate environment resulted in the Corporation’s cost of funds being 1.13% for the first nine months of 2012 compared to 1.56% for the same period in 2011.  This decrease in cost of funds was offset by a decrease in the yield of interest-earning assets (4.46% for the first nine months of 2012 compared to 5.05% for the same period of 2011) which negatively impacted the net interest margin.

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets.  A $200,000 provision for loan losses was made during the third quarter of 2012 compared to a $1,400,000 provision for the same period in 2011. For the nine month period ended September 30, 2012 a $200,000 provision for loan losses was made, and a $3,975,000 provision was made for the comparable period of 2011.  The decrease in the provision for loan losses resulted primarily from declining historic loss rates, which are used to calculate the reserve for the homogenous pool of loans, a decrease in risk rated loans and an overall decrease in the loan portfolio.  See “Allowance for Loan Losses” under Financial Condition for further discussion relating to the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees, earnings on life insurance policies, income arising from sales of investment products to customers, and occasional security sale transactions.  Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter.  For the quarter ended September 30, 2012, non-interest income was $955,000, compared to $807,000 for the third quarter of 2011, a $148,000 (18.3%) increase.

Gain on sales of loans amounted to $319,000 for the quarter ended September 30, 2012, compared to $63,000 for the third quarter of 2011, an increase of $256,000.  Quarterly gains on sale of loans included capitalized servicing rights of $55,000 and $41,000 for the periods ended September 30, 2012 and 2011, respectively.  Gain on sales of loans amounted to $859,000 for the nine months ended September 30, 2012 compared to $276,000 for the comparable period in 2011, an increase of $583,000.  Gain on sales of loans for the nine month period included capitalized servicing rights of $251,000 in 2012 and $91,000 in 2011.  The increase in gain on sale of loans corresponds with the increase in loan sales activity.  Loan sales for the first nine months of 2012 were $47.5 million, compared to $14.2 million for the first nine months of 2011.

The fair value of mortgage servicing rights decreased $81,000 for the quarter ended September 30, 2012, compared to a $318,000 decrease for the quarter ended September 30, 2011. For the nine month period ended September 30, 2012, there was a decrease in fair value of mortgage servicing rights of $69,000, compared to a decrease in fair value of mortgage servicing rights of $263,000 for the nine months ended September 30, 2011.

Gain on sales of securities amounted to $27,000 for the quarter ended September 30, 2012, compared to $253,000 for the third quarter of 2011, a decrease of $226,000 (89.3%).  Gain on sales of securities amounted to $268,000 for the nine months ended September 30, 2012 compared to $893,000 for the comparable period in 2011, a decrease of $625,000 (70%).

Non-Interest Expenses

For the quarter ended September 30, 2012, non-interest expenses were $3,989,000, compared to $3,992,000 for the third quarter of 2011, a $3,000 (0.1%) decrease.  For the nine month period ended September 30, 2012, non-interest expenses totaled $12,197,000, compared to $11,593,000 for the comparable period of 2011, an increase of $604,000 (5.2%).  The increase in non-interest expenses for the nine month period ended September 30, 2012 was primarily attributable to a $456,000 increase in salaries and benefits, a $212,000 increase in other real estate owned expenses, an $87,000 increase in ATM/debit card processing expenses, and a $75,000 increase in loan closing fees, offset by a $216,000 decrease in FDIC premium expenses and a $132,000 decrease in asset management legal expenses.  The increase in salaries and benefits resulted primarily from filling vacant and new positions, coupled with a slight increase due to annual salary and benefit increases.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  For the quarter ended September 30, 2012, the Corporation’s efficiency ratio was 70.2%, compared to 69.75% for the same period of 2011.  For the nine month period ended September 30, 2012, the Corporation’s efficiency ratio was 71.1%, compared to 63.1% for the same period of 2011.  The efficiency ratio was negatively impacted by the decrease in net interest income and the increase in non-interest expenses for the nine month period ended September 30, 2012 compared to the same period of 2011.

Provision for Income Taxes

The provision (credit) for income taxes for the quarter ended September 30, 2012 was $164,000, compared to $(164,000) for the comparable 2011 period.  The provision for income taxes for the nine month period ended September 30, 2012 was $746,000, or 18.4% of income before income taxes, compared to $55,000 or 2.7% for the comparable 2011 period. The effective tax rate for the nine months ended September 30, 2011 was low due to tax exempt income from securities and loans, as well as bank-owned life insurance comprising approximately 71% of the Corporation’s income before income taxes.  For the nine month periods ended September 30, 2012 and 2011, the provision for income taxes was also reduced by an $80,000 and $50,000 FIN 48 reserve that was established under the Tax Equity and Fiscal Responsibility Act (TEFRA) being reversed back into income.

Return on Assets

Return on average assets was 0.76% for the third quarter of 2012, compared to 0.17% for the third quarter of 2011.  For the nine month period ended September 30, 2012, return on average assets was 0.77%, compared to 0.45% for the same period of 2011.

Return on Equity

Return on average shareholders’ equity for the third quarter of 2012 was 7.03%, compared to 1.7% for the same period of 2011.  Return on average equity for the nine months ended September 30, 2012 was 7.18%, compared to 4.69% for the same period in 2011.

The Corporation and Bank met all regulatory capital requirements as of September 30, 2012, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $555.2 million at September 30, 2012, compared to $587 million at December 31, 2011, a decrease of $31.8 million, or 5.4%.  The decrease in total assets was primarily the result of a decrease of $32.5 million (56.7%) in cash and cash equivalents, a decrease of $16.4 million (4.9%) in gross loans, and a $1 million (35.3%) decrease in other real estate owned, offset by an increase in available-for-sale securities of $15.8 million (10.4%).  Deposits during this same period decreased $24.5 million, or 5.1%.

Shareholders’ equity increased from $59.7 million at December 31, 2011 to $63.7 million at September 30, 2012.  This increase was the result of net income ($3,309,000), the issuance of 626 treasury shares under the Corporation’s Employee Stock Purchase Plan ($11,000), and a $641,000 increase in unrealized securities gains, net of tax.  The increase in unrealized securities gains during the nine month period ended September 30, 2012, was the result of customary and expected changes in the bond market.  Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $24.8 million at September 30, 2012, compared to $57.3 million at December 31, 2011. Cash and cash equivalents at September 30, 2012 includes interest-bearing deposits in other banks of $16.7 million compared to $48.4 million at December 31, 2011.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of September 31, 2012 totaled $161.3 million and $167.7 million, respectively, resulting in net unrealized gains of $6.4 million and a corresponding after tax increase in shareholders’ equity of $4.2 million.  The amortized cost of available-for-sale securities increased $15.8 million from December 31, 2011.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans totaled $321.5 million at September 30, 2012, compared to $337.9 million at December 31, 2011, a decrease of $16.4 million (4.9%).  The Bank has continued to experience soft loan demand in its lending markets.  The decrease in loan balances during the first nine months of 2012 resulted primarily from a decline in loan origination activity, normal pay downs and runoff on current loans, and a continued focus by the Bank’s credit administration department to identify and dispose of or reduce problem credits.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the nine months ended September 30, 2012 and 2011, respectively:

	(dollars in thousands)

	2012	2011
Balance, beginning of period	$8,543	$8,017
Provision for loan losses	200	3,975

Charge offs	(1,902)	(3,879)
Recoveries	360	329
Net charge offs	(1,542)	(3,550)

Balance, end of period	$7,201	$8,442

The allowance for loan losses as a percentage of gross loans was 2.24% at September 30, 2012 and 2.53% at December 31, 2011.  The increased allowance for loan losses as a percentage of gross loans over the past few years is attributable to the higher level of charge-offs experienced by the Bank, continued distress in the overall quality of the loan portfolio as evidenced by the level of classified credits, and continued concerns with the prolonged economic downturn.

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

Loans on non-accrual status amounted to $17.9 million and $21.7 million at September 30, 2012 and December 31, 2011, respectively.  Non-accrual loans as a percentage of outstanding loans amounted to 5.6% at September 30, 2012, compared to 5.1% at December 31, 2011.

The Bank considers a loan to be impaired when it becomes probable that the Bank will be unable to collect under the contractual terms of the loan, based on current information and events.  Impaired loans, principally consisting of commercial and commercial real estate credits, amounted to $16.1 million at September 30, 2012 and $21 million at December 31, 2011.  Impaired loans at September 30, 2012 and December 31, 2011, included $5.7 million and $7.7 million, respectively, of loans with no specific reserves included in the allowance for loan losses and $10.4 million and $13.3 million, respectively, of loans with specific reserves of $2.6 million and $2 million included in the Bank’s September 30, 2012 and December 31, 2011 allowance for loan losses.

In addition to impaired loans, the Bank had other potential problem credits of $19.9 million at September 30, 2012 and $24.6 million at December 31, 2011.  The Bank’s credit administration department continues to closely monitor these credits.

The Bank provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan-charge off experience.  The Bank has experienced $1.5 million of net loan charge-offs during the first nine months of 2012 compared to annual net loan charge-offs of $3.8 million in 2011, $3.3 million in 2010, and $5.9 million in 2009, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios.  The Bank also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.  The negative provision of $1.3 million to the commercial loan portfolio segment during the first nine months of 2012 resulted from a decrease in commercial loan balances, a decrease in specific reserves allocated to the commercial segment, and a decrease in historic loss rates applied to calculate reserves.  During the first nine months of 2012, historic loss rates applied to commercial loans decreased significantly as the 2009 charge-offs become less of a factor in the calculation.  During the same period, there was a $1.8 million provision charged to expenses for the commercial and multi-family real estate portfolio, with $1.2 million being related to two impaired credits.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $456 million, or 93.5% of the Corporation’s funding sources at September 30, 2012.  Total deposits decreased $24.5 million during the nine months ending September 30, 2012.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 14% of total deposits at September 30, 2012, compared to 11.5% at September 30, 2011.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $17.5 million at September 30, 2012 and $27.6 million at December 31, 2011, and customer repurchase agreements totaling $3.7 million and $5.2 million at September 30, 2012 and December 31, 2011, respectively.  The Corporation also has outstanding junior subordinated deferrable interest debentures of $10.3 million at September 30, 2012 and December 31, 2011.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the nine month period ended September 30, 2012, the Corporation had net income of $3,309,000.  The increase in net unrealized gains on available-for-sale securities, net of income taxes, was $641,000 and $1,528,000 for the nine months ended September 30, 2012 and 2011, respectively.  Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment.  During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power.  In the commercial banking industry, monetary assets typically exceed monetary liabilities.  The Bank has not experienced a significant level of inflation or deflation during the nine month period ended September 30, 2012.  However, because of the depressed national real estate market and sluggish local economy, the Bank has experienced declines in the value of collateral securing commercial and non-commercial real estate loans.  Management continues to closely monitor these trends in calculating the Bank’s allowance for loan losses.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report.  The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended September 30, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

07/01/12 - 07/31/12	None	None	302,058	97,942

08/01/12 - 08/31/12	None	None	302,058	97,942

09/01/12 - 09/30/12	None	None	302,058	97,942

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

Item 3:  Defaults upon Senior Securities.

None

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information.

None

Item 6:  Exhibits

(a) Exhibits

Exhibit 3(i) Amended and Restated Articles of Incorporation
Exhibit 3(ii) Amended and Restated Code of Regulations
Exhibit 10.1 Salary Continuation Agreement - Brian D. Young
Exhibit 10.2 Salary Continuation Agreement – Heather M. Oatman
Exhibit 10.3 Preferred Trust Securities, Placement and Debenture agreements
Exhibit 10.4 Salary Continuation Agreement, First Amendment – Brian D. Young
Exhibit 10.5 Change in Control Agreement – Diana L. Engelhardt
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

UNITED BANCSHARES, INC.

Date: November 1, 2012	By: /s/ Diana L. Engelhardt
Diana L. Engelhardt
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED SEPTEMBER 30, 2012

Exhibit Number	Description	Exhibit Location
3(i)	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
3(ii)	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10Q for the quarter ended June 30, 2007.
10.1	Agreement - Brian D. Young	Incorporated by reference to Corporation's Form 8-K filed July 20, 2006.
10.2	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.3	Salary Continuation Agreement – Heather M. Oatman	Incorporated herein by reference to the Corporation's 2008 Form 10K filed March 20, 2009.
10.4	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005.
10.5	Salary Continuation Agreement, First Amendment – Brian D. Young	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.6	Change in Control Agreement - Diana L. Engelhardt	Incorporated herein by reference to the Corporation’s Form 8-K filed July 23, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith
101.INS	XBRL Instance Document (a)	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB	XBRL Taxonomy Extension Label	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

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