Form 10-K
period 2012-12-31
UNITED BANCSHARES INC/OH
filed 2013-03-27
CIK 1087456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934, as amended

For the fiscal year ended December 31, 2012
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
Yes         No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

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
Yes          No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant was $26,338,728, based upon the last sales price as quoted on the NASDAQ Global Market as of June 30, 2012.

The number of shares of Common Stock, no par value outstanding as of January 29, 2013: 3,446,746.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2012 are incorporated by reference into Part II.  Portions of the Proxy Statement dated March 20, 2013 for the 2013 Annual Meeting of Shareholders to be held on April 24, 2013 are incorporated by reference into Part III.

INDEX

Part I		Page(s)
Item 1.	Business	3-24
Item 1A.	Risk Factors	24-33
Item 1B.	Unresolved Staff Comments	33
Item 2.	Properties	33-34
Item 3.	Legal Proceedings	34
Item 4.	Mine Safety Disclosures	34

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item 6.	Selected Financial Data	36
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8.	Financial Statements and Supplementary Data	36
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36
Item 9A.	Controls and Procedures	36-37
Item 9B.	Other Information	37

Part III
Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	38
Item 11.	Executive Compensation	38
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38
Item 13.	Certain Relationships and Related Transactions and Director Independence	38
Item 14.	Principal Accountant Fees and Services	38

Part IV
Item 15.	Exhibits and Financial Statement Schedules	39-40

Signatures		41

PART I

Item 1.     Business

General

United Bancshares, Inc. (the “Corporation”), an Ohio corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation was incorporated and organized in 1985.  The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830.  The Corporation is a one-bank holding company, through its wholly-owned subsidiary, The Union Bank Company, Columbus Grove, Ohio (“Bank”) as that term is defined by the Federal Reserve Board.  As of December 31, 2012, the Corporation employed approximately 138 full-time equivalent employees.

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

In June 2012, the Federal Reserve Board and Joint Agencies issued three proposed rules that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act.  Certain requirements of the proposed rules would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios.  The proposed rules were out for comment until October 22, 2012, and those comments are currently being reviewed by the Agencies.

The Corporation and its subsidiary currently satisfy all capital requirements.  Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.  The junior subordinated deferrable interest debentures issued in 2003, as described in Note 10 to the consolidated financial statements contained in the Corporation’s Annual Report, currently qualify as Tier I capital for regulatory purposes. However, it is possible that regulations could change so that such securities do not qualify.

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

Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC insures payment of deposits up to insured limits from the Deposit Insurance Fund.   In late 2008, the FDIC announced an increase in insurance premium rates of seven basis points for the first quarter of 2009.  On February 27, 2009, the FDIC announced its adoption of an interim final rule imposing a one-time special assessment of up to 20 basis points and a final rule adjusting the risk-based calculation used to determine the premiums due from each financial institution.  On March 5, 2009, the FDIC announced its plan to reduce the special assessment to 10 basis points.  The special assessment and the changes in the premium calculation significantly increased the Corporation’s FDIC insurance expense in 2009 and possibly thereafter.  On September 29, 2009, the FDIC adopted a Notice of Proposed Rule making it mandatory that insured depository institutions prepay their quarterly risk-based assessments to the FDIC on December 30, 2009 for the fourth quarter of 2009 and for the years 2010 through 2012.  The FDIC will apply the Bank’s first two quarterly assessments in 2013 against the remaining prepaid balance and will refund to the Bank any remaining prepaid balance at the end of the second quarter of 2013.

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

Statistical Financial Information Regarding the Corporation

The following schedules and table analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiary, as required under Securities Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation, both of which are included in the 2012 Annual Report.

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

Various information on the Corporation may also be obtained from the Corporation’s maintained website at http://www.theubank.com.

I.             DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.           The following are the average balance sheets for the years ended December 31:

ASSETS	2012	2011	2010
	(dollars in thousands)
Interest-earning assets
Securities (1)
Taxable	$121,376	$104,755	$101,132
Non-taxable	46,390	46,981	48,616
Interest bearing deposits	37,625	41,802	33,357
Federal funds sold	46	82	210
Loans (2)	325,114	360,669	398,378
Total interest-earning assets	530,551	554,289	581,693
Non-interest-earning assets
Cash and due from banks	7,242	6,944	7,202
Premises and equipment, net	9,385	9,728	9,823
Accrued interest receivable and other assets	28,773	31,266	32,885
Allowance for loan losses	(7,485)	(8,762)	(6,322)

	$568,466	$593,465	$625,281

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$194,590	$171,142	$172,224
Time deposits	208,982	256,953	273,418
Junior subordinated deferrable interest debentures	10,300	10,300	10,300
Other borrowings	27,488	41,058	61,918
Total interest-bearing liabilities	441,360	479,453	517,860
Non-interest-bearing liabilities
Demand deposits	60,876	53,505	47,447
Accrued interest payable and other Liabilities	4,196	3,078	4,128

Shareholders' equity (3)	62,034	57,429	55,846

	$568,466	$593,465	$625,281

(1)
Securities include securities available-for-sale, which are carried at fair value, and Federal Home Loan Bank (FHLB) stock carried at cost.  The average balance includes monthly average balances of fair value adjustments and daily average balances for the amortized cost of securities.

(2)	Loan balances include principal balances of non-accrual loans and loans held for sale.
(3)	Shareholders’ equity includes average net unrealized appreciation (depreciation) on securities available-for-sale, net of tax.
(4)	Financial data for 2010 includes the impact of the March 2010 Findlay branch acquisition.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

B.
The following tables set forth, for the years indicated, the condensed average balances of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.

	2012 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities (1)
Taxable	$121,376	$2,813	2.32%
Non-taxable (2)	46,390	2,708	5.84%
Loans (3, 4)	325,114	17,922	5.51%
Other	37,671	78	0.21%
Total interest-earning assets	$530,551	$23,521	4.43%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$194,590	$286	0.15%
Time deposits	208,982	3,062	1.47%
Junior subordinated deferrable interest debentures	10,300	368	3.57%
Other borrowings	27,488	960	3.49%
Total interest-bearing liabilities	$441,360	$4,676	1.06%

Net interest income, tax equivalent basis		$18,845

Net interest income as a percent of average interest-earning assets			3.55%

(1)
Securities include securities available-for-sale, which are carried at fair value, and FHLB stock carried at cost.  The average balance includes monthly average balances of fair value adjustments and daily average balances for the amortized cost of securities.

(2)	Computed on tax equivalent basis for non-taxable securities (34% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans.
(4)	Interest income on loans includes fees of $1,213,462.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2011 Average Balance	Interest	Average Rate
INTEREST-EARNING ASSETS	(dollars in thousands)
Securities (1)
Taxable	$104,755	$3,260	3.11%
Non-taxable (2)	46,981	2,933	6.24%
Loans (3, 4)	360,669	21,198	5.88%
Other	41,884	96	0.23%
Total interest-earning assets	$554,289	$27,487	4.96%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$171,142	$249	0.15%
Time deposits	256,953	5,291	2.06%
Junior subordinated deferrable interest debentures	10,300	350	3.40%
Other borrowings	41,058	1,436	3.50%
Total interest-bearing liabilities	$479,453	$7,326	1.53%

Net interest income, tax equivalent basis		$20,161

Net interest income as a percent of average interest-earning assets			3.64%

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

C.
The following tables set forth the effect of volume and rate changes on interest income and expenses for the periods indicated.  For purposes of these tables, changes in interest due to volume and rate were determined as follows:

Volume variance - change in volume multiplied by the previous year’s rate.
Rate variance - change in rate multiplied by the previous year’s volume.
Rate/volume variance - change in volume multiplied by the change in rate.
•	This variance was allocated to volume variances and rate variances in proportion to the relationship of the absolute dollar amount of the change in each.
Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.

	2012/2011
	Total	Variance Attributable To
	Variance	Volume	Rate
INTEREST INCOME	(dollars in thousands)
Securities -
Taxable	$(447)	$467	$(914)

Non-taxable	(225)	(37)	(188)

Loans	(3,276)	(2,010)	(1,266)

Other	(18)	(9)	(9)

	(3,966)	(1,589)	(2,377)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	37	34	3

Time deposits	(2,229)	(876)	(1,353)

Junior subordinated deferrable interest debentures	18	-	18

Other borrowings	(476)	(474)	(2)

	(2,650)	(1,316)	(1,334)

NET INTEREST INCOME	$(1,316)	$(273)	$(1,043)

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2011/2010
	Total	Variance Attributable To
	Variance	Volume	Rate
INTEREST INCOME	(dollars in thousands)
Securities -
Taxable	$(670)	$137	$(807)

Non-taxable	(78)	(102)	24

Loans	(3,122)	(2,241)	(881)

Other	18	18	-

	(3,852)	(2,188)	(1,664)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	(351)	(4)	(347)

Time deposits	(347)	(347)	-

Junior subordinated deferrable interest debentures	(4)	-	(4)

Other borrowings	(931)	(743)	(188)

	(1,633)	(1,094)	(539)

NET INTEREST INCOME	$(2,219)	$(1,094)	$(1,125)

II.           INVESTMENT PORTFOLIO

A.	The carrying amounts of securities available-for-sale as of December 31 are summarized as follows:
	2012	2011	2010
	(dollars in thousands)
U.S. Government agency securities	$15,554	$7,521	$-
Obligations of states and political subdivisions	53,919	49,311	47,298
Mortgage-backed securities	107,607	94,599	92,633
Other	528	525	509
	$177,608	$151,956	$140,440

The above excludes Federal Home Loan Bank stock amounting to $4,893,800 in 2012, 2011, and 2010.

B.	The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2012 are as follows (1):

		Maturing
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years
	(dollars in thousands)
Agencies	$-	$8,032	$7,522	$-
Obligations of states and political subdivisions	2,239	4,667	15,798	31,215
Mortgage-backed securities (2)	23	95	4,545	102,944

	$2,262	$12,794	$27,865	$134,159

		Weighted Average Yield
Agencies	-	1.04%	1.61%	-
Obligations of states and political subdivisions	4.08%	3.75%	3.22%	3.87%
Mortgage-backed securities (2)	4.00%	4.26%	4.25%	2.98%

Weighted Average Yield - Portfolio	4.08%	2.06%	2.95%	3.19%

(1)	Table excludes Federal Home Loan Bank stock and $527,855 of securities having no maturity date.
(2)	Maturity based upon estimated weighted-average life.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.	There were no securities which exceeded 10% of shareholders’ equity at December 31, 2012.

III.           LOAN PORTFOLIO

A.	Types of Loans – Total loans, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	2012	2011	2010	2009	2008
	(dollars in thousands)
Commercial and agricultural	$241,730	$270,454	$305,657	$286,485	$268,433
Real estate mortgage	61,276	64,888	70,331	107,515	130,289
Consumer loans	4,396	5,358	7,919	13,815	19,663
	$307,402	$340,700	$383,907	$407,815	$418,385

Real estate mortgage loans include real estate construction loans of $2.6 million in 2012, $5.3 million in 2011, $6.5 million in 2010, $4.8 million in 2009, and $20.9 million in 2008.  There were no lease financing receivables in any year.

CONCENTRATIONS OF CREDIT RISK – The Corporation’s depository institution subsidiary grants commercial, real estate, installment, and credit card loans to customers primarily located in Northwestern and West Central Ohio.  Commercial loans include loans collateralized by business assets and agricultural loans collateralized by farm equipment.  As of December 31, 2012, commercial and agricultural loans make up 78.64% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses.  As of December 31, 2012, real estate mortgage loans make up 19.93% of the loan portfolio and are collateralized by first mortgages on residential real estate.  As of December 31, 2012, consumer loans to individuals make up 1.43% of the loan portfolio and are primarily collateralized by consumer assets.

B.
Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2012 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year.  (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing	Commercial and Agricultural
(dollars in thousands)

Within one year	$38,263
After one year but within five years	29,584
After five years	173,883
$241,730

III.           LOAN PORTFOLIO (CONTINUED)

	Interest Sensitivity
	Fixed Rate	Variable Rate	Total
	(dollars in thousands)
Due after one year but within five years	$22,162	$7,422	$29,584
Due after five years	8,463	165,420	173,883
	$30,625	$172,842	$203,467

C.	Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans – The following table summarizes non-accrual, past due, restructured and impaired loans at December 31:

	2012	2011	2010	2009	2008
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$17,171	$21,700	$16,497	$12,937	$3,074
(b) Loans contractually past due 90 days or more as to interest or principal payments and still accruing interest	25	55	126	2,456	2,387
(c) Loans not included in (a) or (b) which are "Troubled Debt Restructurings" as defined by accounting principles generally accepted in the United States of America	2,139	4,479	3,092	-	-

	$17,196	$26,234	$19,715	$15,393	$5,461

The following is reported for the year ended December 31:
	2012	2011	2010	2009	2008
	(dollars in thousands)
Gross interest income that would have been recorded on non-accrual loans outstanding if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period	$1,143	$1,438	$987	$1,015	$259

Interest income actually recorded on non-accrual loans and included in net income for the period	-	-	-	-	-

Interest income not recognized during the period	$1,143	$1,438	$987	$1,015	$259

III.           LOAN PORTFOLIO (CONTINUED)

1.	Discussion of the non-accrual policy

The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Personal loans are typically charged-off no later than when they become 150 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

2.	Potential problem loans

As of December 31, 2012, in addition to the $17.2 million of loans reported under Item III C, there are approximately $17.1 million of other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III C at some future date.  Consideration was given to loans classified for regulatory purposes as substandard or special mention that have not been disclosed in Item III C above.

3.	Foreign outstandings

None.

4.	Loan concentrations

At December 31, 2012, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated $43,068,272.  At December 31, 2012, there were three borrowers with loans totaling $1,683,743 in agricultural loans, which were accounted for on a non-accrual basis; and there were no accruing agricultural commercial loans which were contractually past due 90 days or more as to interest or principal payments.

D.           Other interest-bearing assets

As of December 31, 2012, there were no other interest-bearing assets that are required to be disclosed.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2012	2011	2010	2009	2008
LOANS
	(dollars in thousands)
Loans outstanding at end of period (1)	$307,402	$340,700	$383,907	$407,815	$418,385
Average loans outstanding during period (1)	$325,114	$360,669	$398,378	$417,913	$400,823
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$8,543	$8,017	$4,804	$3,198	$2,233
Loans charged off -
Commercial and agricultural	(2,103)	(3,635)	(3,107)	(5,471)	(512)
Real estate mortgage	(144)	(515)	(494)	(431)	(85)
Consumer loans to individuals	(14)	(88)	(223)	(366)	(942)
	(2,261)	(4,238)	(3,824)	(6,268)	(1,539)
Recoveries of loans previously charged off -
Commercial and agricultural	379	162	282	53	40
Real estate mortgage	14	142	95	17	7
Consumer loans	43	85	110	279	262
	436	389	487	349	309
Net loans charged off	(1,826)	(3,849)	(3,337)	(5,919)	(1,230)
Provision for loan losses	200	4,375	6,550	7,525	2,195

Balance at end of period	$6,918	$8,543	$8,017	$4,804	$3,198

Ratio of net charge-offs during the period to average loans outstanding during the period	0.56%	1.07%	0.84%	1.42%	0.31%

(1)	Including loans held for sale.

The amount of loan charge-offs and recoveries fluctuate from year to year due to various factors relating to the condition of the general economy and specific business segments. The 2012 loan charge-offs included twenty-three commercial or agricultural credits, with the largest individual charge-off being $509,000. The 2011 loan charge-offs included twenty-seven commercial or agricultural credits, with the largest individual charge-off being $1,400,000.  The 2010 loan charge-offs included nine commercial or agricultural credits, with the largest individual charge-off being $585,000. The 2009 loan charge-offs included one commercial credit amounting to $3,600,000 whose business operations ceased during the fourth quarter of 2009.  The Bank incurred $231,000 of additional charge-offs in 2010 related to the credit. In addition, 2009 net-loan charge-offs included five other commercial and/or commercial real estate credits, with the largest individual credit charge-off being $775,000.  Net loan charge-offs in 2008 included four commercial or commercial real estate credits in excess of $100,000.

IV.           SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

The Corporation recognized a provision for loan losses of $200,000 in 2012.  Problem and potential problem loans aggregated $34.2 million at December 31, 2012 compared to $45.6 million at December 31, 2011.  The Corporation will continue to monitor the credit quality of its loan portfolio, and especially the quality of those credits identified as problem or potential problem credits, to ensure the allowance for loan losses is maintained at an appropriate level.

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

IV.           SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	(dollars in thousands)
	December 31, 2012		December 31, 2011
Commercial and agricultural	$6,268	78.7%	$7,444	79.4%
Real Estate mortgages	602	19.9%	999	19.0%
Consumer loans to individuals	47	1.4%	100	1.6%
Unallocated	-	-	-	-
	$6,918	100.0%	$8,543	100.0%

	December 31, 2010		December 31, 2009
Commercial and agricultural	$7,134	79.6%	$3,714	70.2%
Real Estate mortgages	323	18.3%	379	26.4%
Consumer loans to individuals	125	2.1%	277	3.4%
Unallocated	435	-	434	-
	$8,017	100.0%	$4,804	100.0%

	December 31, 2008
Commercial and agricultural	$2,454	64.2%
Real Estate mortgages	271	31.1%
Consumer loans to individuals	386	4.7%
Unallocated	87	-
	$3,198	100.0%

The allowance for loan losses at December 31, 2012 included specific reserves for impaired loans amounting to $2,922,000 compared to $1,990,000 at December 31, 2011.

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

A.&B.	The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	(dollars in thousands)
	2012 Average Amount	2012 Average Rate	2011 Average Amount	2011 Average Rate

Savings and interest- bearing demand deposits	$194,590	0.15%	$171,142	0.15%
Time deposits	208,982	1.47%	256,953	2.06%
Demand deposits (non-interest bearing)	60,876	-	53,505	-
	$464,448		$481,600

	2010 Average Amount	2010 Average Rate

Savings and interest- bearing demand deposits	$172,224	0.35%
Time deposits	273,418	2.06%
Demand deposits (non-interest bearing)	47,447	-
	$493,089

C.&E.           There were no foreign deposits in any periods presented.

V.           DEPOSITS (CONTINUED)

D.	Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2012 are summarized as follows:

Three months or less	$8,023
Over three months and through six months	4,443
Over six months and through twelve months	9,398
Over twelve months	35,248

$57,112

VI.           RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2012	2011	2010
	(dollars in thousands)

Average total assets	$568,466	$593,465	$625,281

Average shareholders' equity (1)	$62,034	$57,429	$55,846

Net income	$4,485	$2,943	$2,808

Cash dividends declared	$172	$-	$1,550

Return on average total assets	0.79%	0.50%	0.45%

Return on average shareholders' equity	7.23%	5.12%	5.03%

Dividend payout ratio (2)	3.84%	-	55.20%

Average shareholders' equity to average total assets	10.91%	9.68%	8.93%

(1)	Average shareholders’ equity includes average unrealized gains or losses on securities available-for-sale.
(2)	Dividends declared divided by net income.

VII.           SHORT-TERM BORROWINGS

The Bank has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs.  At December 31, 2012, the Bank did not have any federal funds purchased, out of the $49.0 million available under such lines.  The Bank also uses repurchase agreements as a source of funds.  These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements.  At December 31, 2012, the Bank had $5,100,000 of repurchase agreements.

The following table sets forth the maximum month-end balance for the Bank’s outstanding short-term borrowings (federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest for 2012, 2011, and 2010.

	2012	2011	2010
	(dollars in thousands)

Balance at year-end	$5,057	$5,216	$11,178
Maximum balance at month-end during the period	$5,164	$6,784	$11,178
Average balance	$4,126	$5,372	$6,693
Weighted average interest rate	0.17%	0.14%	0.56%

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

  The Corporation may face increasing pressure from historical purchasers of residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

The Corporation generally sells the fixed rate long-term residential mortgage loans it originates on the secondary market and retains adjustable rate mortgage loans for its portfolios. In response to the financial crisis, the Corporation believes that purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser's purchase criteria. As a result, the Corporation may face increasing pressure from historical purchasers of its residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and the Corporation may face increasing expenses to defend against such claims. If the Corporation is required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if the Corporation incurs increasing expenses to defend against such claims, its financial condition and results of operations would be negatively affected. Additionally, such actions would lower the Corporation's capital ratios as a result of increased assets and reduced income through expenses and any losses incurred.

  The Dodd-Frank Act may adversely impact the Corporation’s results of operations, financial condition or liquidity.

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

Goodwill is tested for impairment annually as of September 30th. An impairment test also could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Examples of those events or circumstances would include a significant adverse change in business climate; a significant unanticipated loss of customers or assets under management; an unanticipated loss of key personnel; a sustained period of poor investment performance; a significant loss of deposits or loans; a significant reduction in profitability; or a significant change in loan credit quality.

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

  The Corporation May Not Be Able To Attract and Retain Skilled People

The Corporation’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Corporation can be intense and the Corporation may not be able to hire such people or to retain them. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

  Severe Weather, Natural Disasters, Acts of War Or Terrorism And Other External Events Could Significantly Impact The Corporation's Business

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

Risks Associated with the Corporation’s Common Stock

  The Corporation’s Stock Price Can Be Volatile

Stock price volatility may make it more difficult for stockholders to resell their common stock at prices they find attractive. The Corporation’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

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

  An Investment in the Corporation’s Common Stock is NOT an Insured Deposit

The Corporation’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Corporation’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in many companies. As a result, individuals that acquire the Corporation’s common stock, may lose some or all of their investment.

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

Item 3.    Legal Proceedings

As of March 27, 2013, there are no pending legal proceedings to which the Corporation or its subsidiary are a party or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiary are a party incident to its banking business.  None of such proceedings are considered by the Corporation to be material.

Item 4.     Mine Safety Disclosures

Not applicable

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) None.
(b) None.
(c) The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number shares purchased as part of publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program(i)

10/01/12-
10/31/12	None	-	214,558	185,442

11/01/12 -
11/30/12	None	-	214,558	185,442

12/01/12 -
12/31/12	None	-	214,558	185,442

(i) A stock repurchase program (“Plan”) was announced on July 29, 2005 (100,000 shares authorized) and expanded by 100,000 shares on December 23, 2005 and 200,000 shares on March 20, 2007.  The Plan authorizes the Corporation to repurchase up to 400,000 of the Corporation’s common shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2012 (“Annual Report”), which is included herein as Exhibit 13.

Item 6.    Selected Financial Data

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2012 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from page 4 through 18 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2012 (“Annual Report”), which is included herein as Exhibit 13.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference from page 18 through 19 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2012 (“Annual Report”), which is included herein as Exhibit 13.

Item 8.      Financial Statements and Supplementary Data

The information required herein is incorporated by reference from page 22 through 67 of United Bancshares’ Annual Report to Shareholders for 2012 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 15d-15(e) of the Securities Exchange Act of 1934.  An evaluation was performed under the supervision, and with the participation, of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2012. Based on the results of the evaluation, and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Management assessed the Corporation’s internal controls as of December 31, 2012, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, the Corporation’s internal control over financial reporting met the criteria.

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

The information required herein concerning Directors and Executive Officers is contained under the captions “Election of Directors” and “Directors and Executive Officers” of the Corporation’s definitive proxy statement dated March 20, 2013, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the caption “Audit Committee Report” of the Corporation’s definitive proxy statement dated March 20, 2013, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s procedures for the nomination of Directors is contained under the caption “Committees of the Board of Directors” in the Corporation’s definitive proxy statement dated March 20, 2013, which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement dated March 20, 2013, which is incorporated herein by reference.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to the Corporation’s Chief Executive Officer, Chief Financial Officer, and other Senior Financial Officers. The Board of Directors reviews the Code of Ethics annually with the most recent review performed in February 2013.  A copy of the Code of Ethics is available on the Corporation’s website at www.theubank.com.

Item 11.       Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Directors and Executive Officers” in the Corporation’s definitive proxy statement dated March 20, 2013, which is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Voting Securities” in the Corporation’s definitive proxy statement dated March 20, 2013, which is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

In the ordinary course of conducting its business, the Corporation, for itself or through its bank subsidiary, may engage in transactions with the directors, employees, and managers of the Corporation or of the subsidiary which may include, but not be limited to, loans.  As required by and in compliance with Ohio banking law, all banking transactions with directors, employees or managers of the Corporation are conducted on the same basis and terms as would be provided to any other bank customer, and do not involve more than the normal risk of collectibility or present any other unfavorable features.

Information required by this item concerning director independence is contained under the caption “Board of Directors Independence” in the Corporation’s definitive proxy statement dated March 20, 2013, which is incorporated herein by reference.

Item 14.      Principal Accounting Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement dated March 20, 2013, which is incorporated herein by reference.

PART IV

Item 15.              Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements (and reports thereon) are set forth on pages 22 through 67 of the Corporation’s 2012 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2012 and 2011
Consolidated Statements of Income - Years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Comprehensive Income - Years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Cash Flows - Years ended December 31, 2012, 2011, and 2010
Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the notes thereto.

(a)(3)  Exhibits

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of SEC Regulation S-K) in this filing:

Exhibit No.
3.1	Articles of Incorporation	(1)
3.2	Regulations	(1)
10	Material Contracts
10.1	Preferred Trust Securities, Placement and Debenture agreements	(2)
10.2	Agreement – Brian D. Young	(4)
10.3	Salary Continuation Agreement - Brian D. Young	(2)
10.4	Salary Continuation Agreement – Heather M. Oatman	(6)
10.6	Change in Control Agreement – Diana L. Engelhardt	(7)
13	2012 Annual Report to Shareholders	(3)
21	Subsidiaries	(3)
23	Consent of Independent Registered Public Accounting Firm	(3)
31.1	Rule 13a-14(a)/15d-14(a) CEO's Certification	(3)

31.2	Rule 13a-14(a)/15d-14(a) CFO's Certification	(3)

32.1	Section 1350 CEO's Certification	(3)

32.2	Section 1350 CFO's Certification	(3)

99	Safe Harbor under The Private Securities Litigation Reform Act of 1995	(3)

101.INS	XBRL Instance Document (a)	(3)
101.SCH	XBRL Taxonomy Extension Schema	(3)
101.CAL	XBRL Taxonomy Extension Calculation	(3)
101.DEF	XBRL Taxonomy Extension Definition	(3)
101.LAB	XBRL Taxonomy Extension Label	(3)
101.PRE	XBRL Taxonomy Extension Presentation	(3)

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
(7) Incorporated herein by reference to the Corporation’s Form 8-K filed July 23, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCSHARES, INC.

By: /s/ BRIAN D. YOUNG
Brian D. Young, CEO, President

By: /s/ DIANA L. ENGELHARDT
Diana L. Engelhardt
Chief Financial Officer

Date:  March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BRIAN D. YOUNG	Director	March 27, 2013
Brian D. Young

/s/ JAMES N. REYNOLDS	Director	March 27, 2013
James N. Reynolds

/s/ H. EDWARD RIGEL	Director	March 27, 2013
H. Edward Rigel

/s/ R. STEVEN UNVERFERTH	Director	March 27, 2013
R. Steven Unverferth

/s/ ROBERT L. BENROTH	Director	March 27, 2013
Robert L. Benroth

/s/ DAVID P. ROACH	Director	March 27, 2013
David P. Roach

/s/ DANIEL W. SCHUTT	Director	March 27, 2013
Daniel W. Schutt