Form 10-Q
period 2013-03-31
UNITED BANCSHARES INC/OH
filed 2013-04-26
CIK 1087456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes        No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 19, 2013: 3,446,746

This document contains 41 pages.  The Exhibit Index is on page 35 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$7,287,060	$10,605,662
Interest-bearing deposits in other banks	39,336,683	39,306,145
Total cash and cash equivalents	46,623,743	49,911,807

SECURITIES, available-for-sale	183,198,079	177,607,765
FEDERAL HOME LOAN BANK STOCK, at cost	4,893,800	4,893,800
CERTIFICATES OF DEPOSIT	2,490,000	2,490,000
LOANS HELD FOR SALE	1,177,625	2,957,060

LOANS	299,921,454	304,445,298
Less allowance for loan losses	(5,922,658)	(6,917,605)
Net loans	293,998,796	297,527,693

PREMISES AND EQUIPMENT, net	9,202,661	9,217,876
GOODWILL	8,554,979	8,554,979
CASH SURRENDER VALUE OF LIFE INSURANCE	13,866,308	13,761,183
OTHER REAL ESTATE OWNED	882,954	1,568,000
OTHER ASSETS, including accrued interest and intangible assets	4,266,329	3,957,465
TOTAL ASSETS	$569,155,274	$572,447,628

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing	$68,007,324	$77,924,051
Interest bearing	401,769,313	393,275,063
Total deposits	469,776,637	471,199,114

Other borrowings	21,799,303	22,557,220
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	2,957,558	4,221,089
Total liabilities	504,833,498	508,277,423

SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value. Authorized 10,000,000 shares; issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,662,845	14,661,664
Retained earnings	47,781,152	46,855,865
Accumulated other comprehensive income	2,915,723	3,697,363
Treasury stock 313,811 shares at March 31, 2013 and 314,252 shares at December 31, 2012, at cost	(4,798,501)	(4,805,244)
Total shareholders' equity	64,321,776	64,170,205
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$569,155,274	$572,447,628
See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
	2013	2012
INTEREST INCOME
Loans, including fees	$3,720,951	$4,673,552
Securities:
Taxable	577,123	655,049
Tax-exempt	452,961	457,112
Other	83,324	91,047
Total interest income	4,834,359	5,876,760

INTEREST EXPENSE
Deposits	543,410	1,096,261
Other borrowings	273,206	363,867
Total interest expense	816,616	1,460,128

NET INTEREST INCOME	4,017,743	4,416,632

Provision for loan losses	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,017,743	4,416,632

NON-INTEREST INCOME
Gain on sales of loans	217,905	255,528
Gain on sales of securities	129,220	1,206
Change in fair value of mortgage servicing rights	56,429	112,134
Other	721,694	685,575
Total non-interest income	1,125,248	1,054,443

NON-INTEREST EXPENSES	3,766,367	4,235,261

INCOME BEFORE INCOME TAXES	1,376,624	1,235,814
Provision for income Taxes	279,000	233,000
NET INCOME	$1,097,624	$1,002,814

NET INCOME PER SHARE
Basic	$0.32	$0.29
Weighted average common shares outstanding	3,446,717	3,445,962

Diluted	$0.32	$0.29
Weighted average common shares outstanding	3,446,717	3,445,962

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
	2013	2012

NET INCOME	$1,097,624	$1,002,814

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Unrealized holding losses during period	(1,055,083)	(7,484)
Reclassification adjustments for gains included in net income	(129,220)	(1,206)
Other comprehensive loss, before income taxes	(1,184,303)	(8,690)
Income tax benefit related to items of other comprehensive loss	402,663	2,955

Other comprehensive loss	(781,640)	(5,735)

COMPREHENSIVE INCOME	$315,984	$997,079

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Three months ended March 31, 2013 and 2012

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2012	$3,760,557	$14,661,664	$46,855,865	$3,697,363	$(4,805,244)	$64,170,205

Net income			1,097,624			1,097,624
Change in unrealized gain on available-for-sale securities, net of income taxes				(781,640)		(781,640)
Total comprehensive income						315,984
Dividends declared ($0.05 per share)			(172,337)			(172,337)
441 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		1,181			6,743	7,924
BALANCE AT MARCH 31, 2013	$3,760,557	$14,662,845	$47,781,152	$2,915,723	$(4,798,501)	$64,321,776

BALANCE AT DECEMBER 31, 2011	$3,760,557	$14,660,579	$42,543,363	$3,598,031	$(4,814,816)	59,747,714

Net income			1,002,814			1,002,814
Change in unrealized gain on available-for-sale securities, net of income taxes				(5,735)		(5,735)
Total comprehensive income						997,079
314 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		446			4,801	5,247
BALANCE AT MARCH 31, 2012	$3,760,557	$14,661,025	$43,546,177	$3,592,296	$(4,810,015)	$60,750,040

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2013	2012

Cash flows provided by operating activities	$1,864,872	$785,856

Cash flows used by investing activities:
Proceeds from calls or maturities of securities	11,360,439	9,354,127
Proceeds from sales of available-for-sale securities	8,821,116	-
Purchases of available-for-sale securities	(27,070,210)	(16,504,011)
Net decrease in loans	3,528,897	5,531,186
Purchases of certificates of deposit	-	(249,000)
Proceeds from sale of other real estate owned	650,046	818,950
Expenditures for premises and equipment	(98,417)	-
Net cash used by investing activities	(2,808,129)	(1,048,748)

Cash flows used by financing activities:
Net change in deposits	(1,422,477)	(3,554,093)
Long-term borrowings, net of repayments	(757,917)	(470,509)
Proceeds from issuance of common stock	7,924	5,247
Cash dividends paid	(172,337)	-
Net cash used by financing activities	(2,344,807)	(4,019,355)

Net change in cash and cash equivalents	(3,288,064)	(4,282,247)
Cash and cash equivalents:
At beginning of period	49,911,807	57,286,974
At end of period	$46,623,743	$53,004,727

Cash paid for:
Interest	$802,116	$1,459,006
Income taxes	$150,000	$660,000

Non-cash investing activities:
Change in net unrealized gain on available-for-sale securities	$(1,055,083)	$(7,484)

See notes to consolidated financial statements

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated.  Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The balance sheet as of December 31, 2012 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, The FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, amending ASC Topic 210 requiring an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU 2013-01 to amend and clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC Topic 815, derivatives and hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement.  The amendments are effective for annual and interim periods beginning on or after January 1, 2013, and the adoption did not impact the Corporation’s financial statements.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of March 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government and agencies	$15,633	$15,677	$15,489	$15,554
Obligations of states and political subdivisions	55,023	57,294	51,122	53,919
Mortgage-backed	107,622	109,702	104,893	107,607
Other	502	525	502	528

Total	$178,780	$183,198	$172,006	$177,608

A summary of gross unrealized gains and losses on available-for-sale securities as of March 31, 2013 and December 31, 2012 follows (dollars in thousands):

	March 31, 2013		December 31, 2012
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
U.S. Government and agencies	$53	$9	$69	$3
Obligations of states and political subdivisions	2,445	174	2,863	67
Mortgage-backed	2,205	125	2,732	18
Other	23	-	26	-

Total	$4,726	$308	$5,690	$88

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

NOTE 4 – LOANS

The following table presents the activity in the allowance for loan losses by portfolio segment for the periods ending March 31, 2013 and 2012:

	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2012	$1,027,837	$5,240,175	$602,291	$47,302	$6,917,605
Provision charged to expenses	(213,665)	313,335	(83,719)	(15,951)	-
Losses charged off	-	(1,007,834)	-	(4,756)	(1,012,590)
Recoveries	8,547	-	-	9,096	17,643

Balance at March 31, 2013	$822,719	$4,545,676	$518,572	$35,691	$5,922,658

	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2011	$2,596,629	$4,847,234	$998,941	$100,563	$8,543,367
Provision charged to expenses	(367,648)	600,197	(198,533)	(34,016)	-
Losses charged off	(319,172)	(993,165)	-	(7,745)	(1,320,082)
Recoveries	30,663	104,495	575	15,358	151,091

Balance at March 31, 2012	$1,940,472	$4,558,761	$800,983	$74,160	$7,374,376

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods ending March 31, 2013 and December 31 2012:

March 31, 2013	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$363,517	$1,800,889	$-	$-	$2,164,406
Collectively evaluated for impairment	459,202	2,744,787	518,572	35,691	3,758,252

Total allowance for loan losses	$822,719	$4,545,676	$518,572	$35,691	$5,922,658

Loans:
Individually evaluated for impairment	$1,187,033	$13,204,896	$315,808	$-	$14,707,737
Collectively evaluated for impairment	46,538,371	178,647,573	55,877,205	4,150,568	285,213,717

Total ending loans balance	$47,725,404	$191,852,469	$56,193,013	$4,150,568	$299,921,454

December 31, 2012	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$415,010	$2,506,940	$-	$-	$2,921,950
Collectively evaluated for impairment	612,827	2,733,235	602,291	47,302	3,995,655

Total allowance for loan losses	$1,027,837	$5,240,175	$602,291	$47,302	$6,917,605

Loans:
Individually evaluated for impairment	$1,241,149	$14,153,259	$169,904	$-	$15,564,312
Collectively evaluated for impairment	49,324,136	177,011,839	58,148,753	4,396,258	288,880,986

Total ending loans balance	$50,565,285	$191,165,098	$58,318,657	$4,396,258	$304,445,298

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Impaired loans were as follows as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Loans with no allowance for loan losses allocated	$4,302,779	$3,118,322
Loans with allowance for loan losses allocated	10,404,958	12,445,990

Total impaired loans	$14,707,737	$15,564,312

Amount of the allowance allocated to impaired loans	$2,164,406	$2,921,950

The average recorded investment in impaired loans for the three month periods ended March 31, 2013 and 2012 was $15.1 million and $19.3 million, respectively.  There was $60,000 in interest income recognized by the Bank on impaired loans on an accrual or cash basis for the three month periods ended March 31, 2013 and 2012, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Recorded investment	Allowance for loan losses allocated	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$38,026	$-	$-	$-
Agriculture	785,490	-	607,462	-
Commercial and multi-family real estate	2,514,419	-	1,539,370	-
Agricultural real estate	649,036	-	801,586	-
Residential real estate	315,808	-	169,904	-
With an allowance recorded:
Commercial	363,517	363,517	415,010	415,010
Commercial and multi-family real estate	10,041,441	1,800,889	12,030,980	2,506,940

Total	$14,707,737	$2,164,406	$15,564,312	$2,921,950

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

The following table presents the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and troubled debt restructurings by class of loans as of March 31, 2013 and December 31, 2012:

March 31, 2013	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$456,015	$-	$469,008
Commercial real estate	12,550,071	-	7,891,401
Agriculture	614,724	-	187,965
Agricultural real estate	966,955	-	-
Consumer	-	1,164	-
Residential real estate	2,091,192	1,512	160,988

Total	$16,678,957	$2,676	$8,709,362

December 31, 2012	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$475,909	$-	$475,909
Commercial real estate	12,986,469	-	8,098,958
Agriculture	623,325	-	193,964
Agricultural real estate	1,060,418	-	-
Consumer	-	899	-
Residential real estate	2,025,078	24,050	55,048

Total	$17,171,199	$24,949	$8,823,879

The nonaccrual balances in the table above include troubled debt restructurings that have been classified as nonaccrual.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 by class of loans:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Loans not past due	Total
Commercial	$8,514	$39,779	$-	$48,293	$37,310,783	$37,359,076
Commercial real estate	221,826	563,011	4,876,788	5,661,625	157,069,816	162,731,441
Agriculture	12,300	-	597,525	609,825	9,756,503	10,366,328
Agricultural real estate	24,915	40,329	803,856	869,100	28,251,928	29,121,028
Consumer	13,636	2,890	1,165	17,691	4,132,877	4,150,568
Residential real estate	484,609	533,898	172,592	1,191,099	55,001,914	56,193,013

Total	$765,800	$1,179,907	$6,451,926	$8,397,633	$291,523,821	$299,921,454

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Loans not past due	Total
Commercial	$74,672	$2,543	$-	$77,215	$36,664,022	$36,741,237
Commercial real estate	2,509,318	503,382	3,937,774	6,950,474	154,970,400	161,920,874
Agriculture	-	-	597,525	597,525	13,226,523	13,824,048
Agricultural real estate	47,422	-	933,945	981,367	28,262,857	29,244,224
Consumer	53,065	2,655	899	56,619	4,339,639	4,396,258
Residential real estate	2,271,107	559,048	512,685	3,342,840	54,975,817	58,318,657

Total	$4,955,584	$1,067,628	$5,982,828	$12,006,040	$292,439,258	$304,445,298

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Bank analyzes loans individually by classifying the loans as to the credit risk.  This analysis generally includes loans with an outstanding balance greater than $200,000 and non-homogenous loans, such as commercial and commercial real estate loans.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Loans not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are generally either less than $200,000 or are included in groups of homogenous loans.  As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2013	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$44,343,927	$1,755,785	$1,028,167	$597,525	$-
Commercial and multi-family real estate	159,611,164	9,892,467	21,699,802	649,036	-
Residential 1 – 4 family	-	-	558,300	9,137	55,625,576
Consumer	-	-	12,689	-	4,137,879

Total	$203,955,091	$11,648,252	$23,298,958	$1,255,698	$59,763,455

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$47,367,441	$1,505,099	$1,095,220	$597,525	$-
Commercial and multi-family real estate	160,592,238	8,624,114	21,147,160	801,586	-
Residential 1 – 4 family	-	-	435,467	9,937	57,873,253
Consumer	-	-	13,923	-	4,382,335

Total	$207,959,679	$10,129,213	$22,691,770	$1,409,048	$62,255,588

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential 1 – 4 family and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in non-impaired residential 1 – 4 family and consumer loans based on payment activity as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Consumer	Residential 1 – 4 family	Consumer	Residential 1 – 4 family

Performing	$4,136,714	$53,915,664	$4,381,436	$56,091,352
Nonperforming	1,165	1,709,912	899	1,781,901

Total	$4,137,879	$55,625,576	$4,382,335	$57,873,253

Purchased Loans:

From time to time, the Company enters into loan participation agreements to purchase loans.  At March 31, 2013 and December 31, 2012, the Bank held no loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

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

The following table includes the recorded investment and number of modifications for TDR loans during the first quarter of 2013.

	Number of modifications	Recorded investment	Allowance for loan losses allocated
Troubled Debt Restructurings:
Commercial real estate	2	$149,100	$-
Residential real estate	1	106,689	-

The recorded investment in the loans did not change as a result of the modifications.  There are not any troubled debt restructurings for which there was a payment default in the current reporting period.

NOTE 5 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation.  United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures.  United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033.  As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option.  Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.43% at March 31, 2013 and 3.62% at March 31, 2012.  The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures approximated $87,000 and $94,000 for the three month periods ended March 31, 2013 and 2012, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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
March 31, 2013

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 include available-for-sale securities, which are all valued using Level 2 inputs, and mortgage servicing rights, amounting to $1,012,621 at March 31, 2013 and $930,760 at December 31, 2012, which are valued using Level 3 inputs.  Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012 include other real estate owned, as well as impaired loans approximating $12,543,000 at March 31, 2013 and $12,642,000 at December 31, 2012 all of which are valued using Level 3 inputs.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the periods presented due to the lack of observable quotes in inactive markets for those instruments at March 31, 2013 and December 31, 2012.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three month period ended March 31, 2013 and year ended December 31, 2012:

	March 31, 2013	December 31, 2012

Balance at beginning of period	$930,760	$727,240
Gains or losses, including realized and unrealized:
Disposals – amortization based on loan payments and payoffs	(47,372)	(257,057)
Purchases, issuances, and settlements	72,804	444,646
Other changes in fair value	56,429	15,931
Balance at end of period	$1,012,621	$930,760

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, follows.

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Corporation’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would typically include government bonds and exchange traded equities.  If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  The Corporation did not have any securities classified as Level 1 or Level 3 at March 31, 2013 or December 31, 2012.  There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at March 31, 2013 or December 31, 2012.

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

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less expected selling costs.  Such values are estimated primarily using appraisals and reflect a market value approach.  Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3.  In accordance with the provisions of ASC 360-10, other real estate owned was written down to its estimated fair value of $883,000, resulting in impairment charges of $35,000 which are included in earnings for the three month period ended March 31, 2013.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.  Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at March 31, 2013 and December 31, 2012.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at March 31, 2013 and December 31, 2012 were as follows (dollars in thousands):

	March 31, 2013		December 31, 2012
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level
FINANCIAL ASSETS
Cash and cash equivalents	$46,624	$46,624	$49,912	$49,912	1
Securities, including Federal Home Loan Bank stock	188,092	188,092	182,502	182,502	2
Loans held for sale	1,178	1,178	2,957	2,957	3
Net loans	293,999	293,928	297,528	297,879	3
Mortgage servicing rights	1,013	1,013	931	931	3
	$530,906	$530,835	$533,830	$534,181
FINANCIAL LIABILITIES
Deposits
Maturity	$183,861	$185,070	$185,650	$187,436	3
Non-maturity	285,916	285,916	285,549	285,549	1
Other borrowings	21,799	24,167	22,557	24,947	3
Junior subordinated deferrable interest debentures	10,300	10,294	10,300	10,367	3
	$501,876	$505,447	$504,056	$508,299

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments.  The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at March 31, 2013 and December 31, 2012 which relate to commitments to extend credit and letters of credit.  The contract amount of such financial instruments amounts to $74,289,000 at March 31, 2013 and $85,643,000 at December 31, 2012.  Such amounts are also considered to be the estimated fair values.

United Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013

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
March 31, 2013

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

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2013 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2013 have been recognized in the consolidated financial statements for the period ended March 31, 2013.  Events or transactions that provided evidence about conditions that did not exist at March 31, 2013 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended March 31, 2013.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended March 31,
	2013	2012
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.78%	0.69%
Average shareholders’ equity (a)	6.83%	6.66%
Net interest margin (a)	3.24%	3.43%
Efficiency ratio (b)	70.05%	74.22%
Average shareholders’ equity to average assets	11.40%	10.39%
Loans to deposits (end of period)	64.09%	70.06%
Allowance for loan losses to loans (end of period)	1.97%	2.23%

Book value per share	$18.66	$17.63

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2013, the Corporation reported net income of $1,098,000, or $0.32 basic earnings per share.  This compares to the first quarter of 2012 net income of $1,003,000, or $0.29 basic earnings per share.  The increase in operating results for the first quarter of 2013 as compared to the same period in 2012 was primarily attributable to a $71,000 increase in non-interest income, a decrease of $644,000 in interest expense, and a $469,000 decrease in non-interest expenses offset by a decrease in interest income of $1,042,000, and the related income tax effects of these items.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds.  Net interest income remains the primary source of revenue for the Corporation.  Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income.  Net interest income was $4,018,000 for the first quarter of 2013, compared to $4,417,000 for the same period of 2012, a decrease of $399,000 (9%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets.  The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions.  For the three months ended March 31, 2013, the net interest margin (on a taxable equivalent basis) was 3.24%, compared with 3.43% for the same period in 2012.

Deposits comprised 93.6% of average interest-bearing liabilities for the three month period ended March 31, 2013, compared to 90.7% for the same period in 2012.  A lower overall interest rate environment resulted in the Corporation’s cost of funds being 0.77% for the first three months of 2013 compared to 1.27% for the same period in 2012.  This decrease in cost of funds was offset by a decrease in the yield of interest-earning assets (3.86% for the first three months of 2013 compared to 4.51% for the same period of 2012) which negatively impacted the net interest margin.

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets.  No provision for loan losses was made during the first quarters of 2013 or 2012. See “Allowance for Loan Losses” under Financial Condition for further discussion relating to the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees, earnings on life insurance policies, income arising from sales of investment products to customers, and occasional security sale transactions.  Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter.  For the quarter ended March 31, 2013, non-interest income was $1,125,000, compared to $1,054,000 for the first quarter of 2012, a $71,000 (6.7%) increase.

Gain on sales of loans amounted to $218,000 for the quarter ended March 31, 2013, compared to $256,000 for the first quarter of 2012, a decrease of $38,000.  Quarterly gains on sale of loans included capitalized servicing rights of $73,000 and $101,000 for the periods ended March 31, 2013 and 2012, respectively. The decrease in gain on sale of loans corresponds with the decrease in loan sales activity.  Loan sales for the first three months of 2013 were $9.9 million, compared to $13 million for the first three months of 2012.

The fair value of mortgage servicing rights increased $56,000 for the quarter ended March 31, 2013, compared to a $112,000 increase for the quarter ended March 31, 2012.

Gain on sales of securities amounted to $129,000 for the quarter ended March 31, 2013, compared to $1,000 for the first quarter of 2012, an increase of $128,000 (12,800%).

Non-Interest Expenses

For the quarter ended March 31, 2013, non-interest expenses were $3,766,000, compared to $4,235,000 for the first quarter of 2012, a $469,000 (11.1%) decrease. The decrease in non-interest expenses for the three month period ended March 31, 2013 was primarily attributable to a $140,000 decrease in salaries and benefits, a $167,000 decrease in other real estate owned expenses, a $97,000 decrease in FDIC premium expenses and a $66,000 decrease in data processing expenses offset by a $50,000 increase in information technology expenses.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives.  The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance.  For the quarter ended March 31, 2013, the Corporation’s efficiency ratio was 70.05%, compared to 74.2% for the same period of 2012.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2013 was $279,000 or 20.3% of income before income taxes, compared to $233,000 or 18.9% for the comparable 2012 period. The increase in the effective tax rate is attributable to tax-exempt interest income comprising a smaller portion of income before income taxes in 2013 than 2012.

Return on Assets

Return on average assets was 0.78% for the first quarter of 2013, compared to 0.69% for the first quarter of 2012.

Return on Equity

Return on average shareholders’ equity for the first quarter of 2013 was 6.83%, compared to 6.66% for the same period of 2012.

The Corporation and Bank met all regulatory capital requirements as of March 31, 2013, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $569.2 million at March 31, 2013, compared to $572.4 million at December 31, 2012, a decrease of $3.3 million.  The decrease in total assets was primarily the result of a decrease of $3.3 million (6.6%) in cash and cash equivalents, a decrease of $4.5 million (1.5%) in gross loans, and a $685,000 (43.7%) decrease in other real estate owned, offset by an increase in available-for-sale securities of $5.6 million (3.2%).  Deposits during this same period decreased $1.4 million, or 0.3%.

Shareholders’ equity increased from $64.2 million at December 31, 2012 to $64.3 million at March 31, 2013.  This increase was the result of net income of $1,098,000, dividends paid of $172,000, the issuance of 441 treasury shares under the Corporation’s Employee Stock Purchase Plan of $8,000, and a $782,000 decrease in unrealized securities gains, net of tax.  The decrease in unrealized securities gains during the three month period ended March 31, 2013, was the result of customary and expected changes in the bond market.  Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $46.6 million at March 31, 2013, compared to $49.9 million at December 31, 2012. Cash and cash equivalents includes interest-bearing deposits in other banks of $39.3 million at March 31, 2013 and December 31, 2012.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs.  Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year.  These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due.  In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of March 31, 2013 totaled $178.8 million and $183.2 million, respectively, resulting in net unrealized gains of $4.4 million and a corresponding after tax decrease in shareholders’ equity of $782,000.  The amortized cost of available-for-sale securities increased $6.8 million from December 31, 2012.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio.  Gross loans totaled $299.9 million at March 31, 2013, compared to $304.4 million at December 31, 2012, a decrease of $4.5 million (1.5%).  The Bank has continued to experience soft loan demand in its lending markets.  The decrease in loan balances during the first three months of 2013 resulted primarily from a decline in loan origination activity, normal pay downs and runoff on current loans.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012, respectively:

	(dollars in thousands)

	2013	2012
Balance, beginning of period	$6,918	$8,543
Provision for loan losses	-	-

Charge offs	(1,013)	(1,320)
Recoveries	18	151
Net charge offs	(995)	(1,169)

Balance, end of period	$5,923	$7,374

The allowance for loan losses as a percentage of gross loans was 1.97% at March 31, 2013 and 2.27% at December 31, 2012.  Regular provisions are made in amounts sufficient to maintain the balance in the allowance for loan losses at a level considered by management to be adequate for losses within the portfolio.  Even though management uses all available information to assess possible loan losses, future additions or reductions to the allowance may be required as changes occur in economic conditions and specific borrower circumstances.  The regulatory agencies that periodically review the Bank’s allowance for loan losses may also require additions to the allowance or the charge-off of specific loans based upon the information available to them at the time of their examinations.

Loans on non-accrual status amounted to $16.7 million and $17.2 million at March 31, 2013 and December 31, 2012, respectively.  Non-accrual loans as a percentage of outstanding loans amounted to 5.6% at March 31, 2013 and December 31, 2012.

The Bank considers a loan to be impaired when it becomes probable that the Bank will be unable to collect under the contractual terms of the loan, based on current information and events.  Impaired loans, principally consisting of commercial and commercial real estate credits, amounted to $14.7 million at March 31, 2013 and $15.6 million at December 31, 2012.  Impaired loans at March 31, 2013 and December 31, 2012, included $4.3 million and $3.1 million, respectively, of loans with no specific reserves included in the allowance for loan losses and $10.4 million and $12.5 million, respectively, of loans with specific reserves of $2.2 million and $2.9 million included in the Bank’s March 31, 2013 and December 31, 2012 allowance for loan losses.

In addition to impaired loans, the Bank had other potential problem credits of $23.2 million at March 31, 2013 and $20.4 million at December 31, 2012.  The Bank’s credit administration department continues to closely monitor these credits.

The Bank provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan-charge off experience.  The Bank has experienced $1 million of net loan charge-offs during the first three months of 2013 compared to annual net loan charge-offs of $1.8 million in 2012, $3.8 million in 2011, and $3.3 million in 2010, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios.  The Bank also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources.  Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $469.8 million, or 93.6% of the Corporation’s funding sources at March 31, 2013.  Total deposits decreased $1.4 million during the three months ending March 31, 2013.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers.  Non-interest bearing deposits comprised 14.5% of total deposits at March 31, 2013, compared to 11.9% at March 31, 2012.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $17.5 million at March 31, 2013 and December 31, 2012, and customer repurchase agreements totaling $4.3 million and $5.1 million at March 31, 2013 and December 31, 2012, respectively.  The Corporation also has outstanding junior subordinated deferrable interest debentures of $10.3 million at March 31, 2013 and December 31, 2012.  Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the three month period ended March 31, 2013, the Corporation had net income of $1,098,000.  The increase (decrease) in net unrealized gains on available-for-sale securities, net of income taxes, was ($782,000) and ($6,000) for the three months ended March 31, 2013 and 2012, respectively.  Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment.  During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power.  In the commercial banking industry, monetary assets typically exceed monetary liabilities.  The Bank has not experienced a significant level of inflation or deflation during the three month period ended March 31, 2013.  However, because of the depressed national real estate market and sluggish local economy, the Bank has experienced declines in the value of collateral securing commercial and non-commercial real estate loans.  Management continues to closely monitor these trends in calculating the Bank’s allowance for loan losses.

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

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Item 1A:  Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report.  The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended March 31, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

01/01/13 - 01/31/13	None	None	302,058	97,942

02/01/13 - 02/28/13	None	None	302,058	97,942

03/01/13 - 03/31/13	None	None	302,058	97,942

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

UNITED BANCSHARES, INC.

Date:	April 26, 2013	By: /s/ Diana L. Engelhardt
Diana L. Engelhardt
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED March 31, 2013
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