Form 10-Q
period 2013-06-30
UNITED BANCSHARES INC/OH
filed 2013-07-31
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes          No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 26, 2013: 3,447,051

This document contains 42 pages. The Exhibit Index is on page 36 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$7,765,680	$10,605,662
Interest-bearing deposits in other banks	23,566,848	39,306,145
Total cash and cash equivalents	31,332,528	49,911,807

SECURITIES, available-for-sale	185,518,833	177,607,765
FEDERAL HOME LOAN BANK STOCK, at cost	4,893,800	4,893,800
CERTIFICATES OF DEPOSIT	2,490,000	2,490,000
LOANS HELD FOR SALE	878,250	2,957,060

LOANS	300,486,049	304,445,298
Less allowance for loan losses	(5,408,065)	(6,917,605)
Net loans	295,077,984	297,527,693

PREMISES AND EQUIPMENT, net	9,180,818	9,217,876
GOODWILL	8,554,979	8,554,979
CASH SURRENDER VALUE OF LIFE INSURANCE	13,972,080	13,761,183
OTHER REAL ESTATE OWNED	837,954	1,568,000
OTHER ASSETS, including accrued interest and intangible assets	4,756,379	3,957,465
TOTAL ASSETS	$557,493,605	$572,447,628
		$572,447,628
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing	$67,926,190	$77,924,051
Interest bearing	392,848,305	393,275,063
Total deposits	460,774,495	471,199,114
Other borrowings	21,389,940	22,557,220
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	2,803,592	4,221,089
Total liabilities	495,268,027	508,277,423

SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value. Authorized 10,000,000 shares; issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,662,845	14,661,664
Retained earnings	48,955,622	46,855,865
Accumulated other comprehensive income (loss)	(354,945)	3,697,363
Treasury stock 313,811 shares at June 30, 2013 and 314,252 shares at December 31, 2012, at cost	(4,798,501)	(4,805,244)
Total shareholders' equity	62,225,578	64,170,205
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$557,493,605	$572,447,628

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiary

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans, including fees	$3,764,689	$4,472,614	$7,485,640	$9,146,166
Securities:
Taxable	599,885	675,779	1,177,008	1,330,828
Tax-exempt	452,214	447,797	905,175	904,909
Other	85,414	85,800	168,738	176,847
Total interest income	4,902,202	5,681,990	9,736,561	11,558,750

INTEREST EXPENSE
Deposits	540,091	892,771	1,083,501	1,989,032
Other borrowings	276,071	367,396	549,277	731,263
Total interest expense	816,162	1,260,167	1,632,778	2,720,295

NET INTEREST INCOME	4,086,040	4,421,823	8,103,783	8,838,455
Provision for loan losses	-	-	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,086,040	4,421,823	8,103,783	8,838,455

NON-INTEREST INCOME
Gain on sales of loans	296,330	284,984	514,235	540,512
Gain on sales of securities	5,527	239,190	134,747	240,396
Change in fair value of mortgage servicing rights	261,359	(100,337)	317,789	11,797
Other	738,327	679,179	1,460,021	1,364,755
Total non-interest income	1,301,543	1,103,016	2,426,792	2,157,460

NON-INTEREST EXPENSES	3,624,776	3,972,961	7,391,144	8,208,223

INCOME BEFORE INCOME TAXES	1,762,807	1,551,878	3,139,431	2,787,692
Provision for income taxes	416,000	349,000	695,000	582,000
NET INCOME	$1,346,807	$1,202,878	$2,444,431	$2,205,692

NET INCOME PER SHARE
Basic	$0.39	$0.35	$0.71	$0.64
Weighted average common shares outstanding	3,446,746	3,445,993	3,446,731	3,445,977

Diluted	$0.39	$0.35	$0.71	$0.64
Weighted average common shares outstanding	3,446,746	3,445,993	3,446,731	3,445,977

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

NET INCOME	$1,346,807	$1,202,878	$2,444,431	$2,205,692

OTHER COMPREHENSIVE LOSS
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during period	(4,950,030)	187,213	(6,005,113)	179,729
Reclassification adjustments for gains included in net income	(5,527)	(239,190)	(134,747)	(240,396)
Other comprehensive loss, before income taxes	(4,955,557)	(51,977)	(6,139,860)	(60,667)
Income tax expense related to items of other comprehensive loss	1,684,889	17,672	2,087,552	20,627

Other comprehensive loss	(3,270,668)	(34,305)	(4,052,308)	(40,040)

COMPREHENSIVE INCOME (LOSS)	$(1,923,861)	$1,168,573	$(1,607,877)	$2,165,652

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Six months ended June 30, 2013 and 2012

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2012	$3,760,557	$14,661,664	$46,855,865	$3,697,363	$(4,805,244)	$64,170,205

Net income			2,444,431			2,444,431
Other comprehensive loss				(4,052,308)		(4,052,308)
Dividends declared ($0.10 per share)			(344,674)			(344,674)
441 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		1,181			6,743	7,924
BALANCE AT JUNE 30, 2013	$3,760,557	$14,662,845	$48,955,622	$(354,945)	$(4,798,501)	$62,225,578

BALANCE AT DECEMBER 31, 2011	$3,760,557	$14,660,579	$42,543,363	$3,598,031	$(4,814,816)	$59,747,714

Net income			2,205,692			2,205,692
Other comprehensive loss				(40,040)		(40,040)
314 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		446			4,801	5,247
BALANCE AT JUNE 30, 2012	$3,760,557	$14,661,025	$44,749,055	$3,557,991	$(4,810,015)	$61,918,613

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
	2013	2012

Cash flows from operating activities	$4,799,919	$4,068,507

Cash flows from investing activities:
Proceeds from calls or maturities of securities	22,482,111	23,230,429
Proceeds from sales of available-for-sale securities	8,821,116	7,711,574
Purchases of available-for-sale securities	(45,664,744)	(42,811,761)
Net decrease in loans	2,449,709	14,254,929
Purchases of certificates of deposit	-	(498,000)
Proceeds from sale of other real estate owned	650,046	906,425
Expenditures for premises and equipment	(188,787)	(61,832)
Net cash provided by (used by) investing activities	(11,450,549)	2,731,764

Cash flows from financing activities:
Net change in deposits	(10,424,619)	(21,639,312)
Long-term borrowings, net of repayments	(1,167,280)	(2,732,763)
Proceeds from issuance of common stock	7,924	5,247
Cash dividends paid	(344,674)	-
Net cash used by financing activities	(11,928,649)	(24,366,828)

Net change in cash and cash equivalents	(18,579,279)	(17,566,557)
Cash and cash equivalents:
At beginning of period	49,911,807	57,286,974
At end of period	$31,332,528	39,720,417

Cash paid for:

Interest	$1,620,246	$2,742,923

Income taxes	$150,000	$780,000

Non-cash investing activities:

Change in net unrealized gain (loss) on available-for-sale securities	$(6,005,113)	$179,729

Transfer of loans to other real estate owned	$-	$370,650

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of June 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government and agencies	$13,636	$13,323	$15,489	$15,554
Obligations of states and political subdivisions	57,878	58,321	51,122	53,919
Mortgage-backed	113,791	113,125	104,893	107,607
Other	752	750	502	528

Total	$186,057	$185,519	$172,006	$177,608

A summary of gross unrealized gains and losses on available-for-sale securities as of June 30, 2013 and December 31, 2012 follows (dollars in thousands):

	June 30, 2013		December 31, 2012
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
U.S. Government and agencies	$-	$313	$69	$3
Obligations of states and political subdivisions	1,445	1,002	2,863	67
Mortgage-backed	1,286	1,952	2,732	18
Other	-	2	26	-

Total	$2,731	$3,269	$5,690	$88

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

NOTE 4 – LOANS

The following table presents the activity in the allowance for loan losses by portfolio segment for the periods ending June 30, 2013 and 2012:

	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2012	$1,027,837	$5,240,175	$602,291	$47,302	$6,917,605
Provision charged to expenses	(87,718)	235,489	(127,469)	(20,302)	-
Losses charged off	(201,297)	(1,737,983)	-	(9,621)	(1,948,901)
Recoveries	10,667	410,118	6,000	12,576	439,361

Balance at June 30, 2013	$749,489	$4,147,799	$480,822	$29,955	$5,408,065

	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2011	$2,596,629	$4,847,234	$998,941	$100,563	$8,543,367
Provision charged to expenses	(1,082,299)	1,362,788	(223,312)	(57,177)	-
Losses charged off	(19,797)	(1,525,343)	(109,749)	(7,881)	(1,662,770)
Recoveries	32,423	105,995	10,437	20,970	169,825

Balance at June 30, 2012	$1,526,956	$4,790,674	$676,317	$56,475	$7,050,422

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods ending June 30, 2013 and December 31 2012:

June 30, 2013	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$312,021	$1,287,852	$-	$-	$1,599,873
Collectively evaluated for impairment	437,468	2,859,947	480,822	29,955	3,808,192

Total allowance for loan losses	$749,489	$4,147,799	$480,822	$29,955	$5,408,065
Loans:
Individually evaluated for impairment	$896,087	$8,019,068	$168,204	$-	$9,083,359
Collectively evaluated for impairment	50,048,298	180,251,198	56,920,090	4,183,104	291,402,690

Total ending loans balance	$50,944,385	$188,270,266	$57,088,294	$4,183,104	$300,486,049

December 31, 2012	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$415,010	$2,506,940	$-	$-	$2,921,950
Collectively evaluated for impairment	612,827	2,733,235	602,291	47,302	3,995,655

Total allowance for loan losses	$1,027,837	$5,240,175	$602,291	$47,302	$6,917,605
Loans:
Individually evaluated for impairment	$1,241,149	$14,153,259	$169,904	$-	$15,564,312
Collectively evaluated for impairment	49,324,136	177,011,839	58,148,753	4,396,258	288,880,986

Total ending loans balance	$50,565,285	$191,165,098	$58,318,657	$4,396,258	$304,445,298

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

Impaired loans were as follows as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Loans with no allowance for loan losses allocated	$1,462,949	$3,118,322
Loans with allowance for loan losses allocated	7,620,410	12,445,990

Total impaired loans	$9,083,359	$15,564,312

Amount of the allowance allocated to impaired loans	$1,599,873	$2,921,950

The average recorded investment in impaired loans for the six month period ended June 30, 2013 and 2012 was $12.3 million and $18.6 million, respectively. There was approximately $81,000 and $109,000 in interest income recognized by the Bank on impaired loans on an accrual or cash basis during the six month period ended June 30 2013 and 2012, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Recorded investment	Allowance for loan losses allocated	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$-	$-	$-	$-
Agriculture	401,028	-	607,462	-
Commercial and multi-family real estate	244,681	-	1,539,370	-
Agricultural real estate	649,036	-	801,586	-
Residential real estate	168,204	-	169,904	-
With an allowance recorded:
Commercial	312,021	312,021	415,010	415,010
Commercial and multi-family real estate	7,308,389	1,287,852	12,030,980	2,506,940

Total	$9,083,359	$1,599,873	$15,564,312	$2,921,950

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

The following table presents the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and troubled debt restructurings by class of loans as of June 30, 2013 and December 31, 2012:

June 30, 2013	Nonaccrual	Loans past due 90 days or more and still accruing	Troubled Debt Restructurings
Commercial	$404,239	$-	$386,234
Commercial real estate	7,176,784	-	5,782,153
Agriculture	401,028	-	183,038
Agricultural real estate	922,764	-	-
Consumer	-	2,695	-
Residential real estate	1,919,805	71,954	159,748

Total	$10,824,620	$74,649	$6,511,173

December 31, 2012	Nonaccrual	Loans past due 90 days or more and still accruing	Troubled Debt Restructurings
Commercial	$475,909	$-	$475,909
Commercial real estate	12,986,469	-	8,098,958
Agriculture	623,325	-	193,964
Agricultural real estate	1,060,418	-	-
Consumer	-	899	-
Residential real estate	2,025,078	24,050	55,048

Total	$17,171,199	$24,949	$8,823,879

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 by class of loans:

	30 – 59 days past due	60 – 89 days past due	Past due 90 days or more	Total past due	Loans not past due	Total
Commercial	$407,983	$6,203	$-	$414,186	$39,234,932	$39,649,118
Commercial real estate	367,323	173,226	2,838,536	3,379,085	158,625,904	162,004,989
Agriculture	-	-	401,028	401,028	10,894,239	11,295,267
Agricultural real estate	671,891	24,861	781,395	1,478,147	24,787,130	26,265,277
Consumer	21,445	12,060	2,695	36,200	4,146,904	4,183,104
Residential real estate	743,630	202,022	264,945	1,210,597	55,877,697	57,088,294

Total	$2,212,272	$418,372	$4,288,599	$6,919,243	$293,566,806	$300,486,049

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

	30 – 59 days past due	60 – 89 days past due	Past due 90 days or more	Total past due	Loans not past due	Total
Commercial	$74,672	$2,543	$-	$77,215	$36,664,022	$36,741,237
Commercial real estate	2,509,318	503,382	3,937,774	6,950,474	154,970,400	161,920,874
Agriculture	-	-	597,525	597,525	13,226,523	13,824,048
Agricultural real estate	47,422	-	933,945	981,367	28,262,857	29,244,224
Consumer	53,065	2,655	899	56,619	4,339,639	4,396,258
Residential real estate	2,271,107	559,048	512,685	3,342,840	54,975,817	58,318,657

Total	$4,955,584	$1,067,628	$5,982,828	$12,006,040	$292,439,258	$304,445,298

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

Loans not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are generally either less than $200,000 or are included in groups of homogenous loans. As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Not rated
June 30, 2013
Commercial	$49,398,520	$649,778	$495,059	$401,028	$-
Commercial and multi-family real estate	167,837,554	5,710,193	14,073,483	649,036	-
Residential real estate	-	-	407,632	8,237	56,672,425
Consumer	-	-	11,394	-	4,171,710
Total	$217,236,074	$6,359,971	$14,987,568	$1,058,301	$60,844,135

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$47,367,441	$1,505,099	$1,095,220	$597,525	$-
Commercial and multi-family real estate	160,592,238	8,624,114	21,147,160	801,586	-
Residential real estate	-	-	435,467	9,937	57,873,253
Consumer	-	-	13,923	-	4,382,335
Total	$207,959,679	$10,129,213	$22,691,770	$1,409,048	$62,255,588

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential 1 – 4 family and consumer loan classes that are not rated, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, consumer and residential 1-4 family loans not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment are considered nonperforming. The following table presents the recorded investment in non-impaired residential 1 – 4 family and consumer loans based on payment activity as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Consumer	Residential real estate	Consumer	Residential real estate

Performing	$4,169,015	$55,116,667	$4,381,436	$56,091,352
Nonperforming	2,695	1,555,758	899	1,781,901

Total	$4,171,710	$56,672,425	$4,382,335	$57,873,253

Purchased Loans:

From time to time, the Company enters into loan participation agreements to purchase loans. At June 30, 2013 and December 31, 2012, the Bank held no loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

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

The following table includes the recorded investment and number of modifications for TDR loans during the first six months of 2013.

	Number of modifications	Recorded investment	Allowance for loan losses allocated
Troubled Debt Restructurings:
Commercial real estate	2	$147,176	$-
Residential real estate	1	106,146	-

The recorded investment in the loans did not change as a result of the modifications. There are not any troubled debt restructurings for which there was a payment default in the current reporting period.

NOTE 5 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.43% at June 30, 2013 and 3.61% at June 30, 2012. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures approximated $174,000 and $187,000 for the six month periods ended June 30, 2013 and 2012, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

June 30, 2013

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 include available-for-sale securities, which are all valued using Level 2 inputs, and mortgage servicing rights, amounting to $1,366,410 at June 30, 2013 and $930,760 at December 31, 2012, which are valued using Level 3 inputs. Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012 include other real estate owned, as well as impaired loans approximating $7,483,000 at June 30, 2013 and $12,642,000 at December 31, 2012 all of which are valued using Level 3 inputs.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the periods presented due to the lack of observable quotes in inactive markets for those instruments at June 30, 2013 and December 31, 2012.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the six month period ended June 30, 2013 and year ended December 31, 2012:

	June 30, 2013	December 31, 2012

Balance at beginning of period	$930,760	$727,240
Gains or losses, including realized and unrealized:
Disposals – amortization based on loan payments and payoffs	(99,769)	(257,057)
Purchases, issuances, and settlements	217,630	444,646
Other changes in fair value	317,789	15,931
Balance at end of period	$1,366,410	$930,760

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Corporation did not have any securities classified as Level 1 or Level 3 at June 30, 2013 or December 31, 2012. There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at June 30, 2013 or December 31, 2012.

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less expected selling costs. Such values are estimated primarily using appraisals and reflect a market value approach. Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3. In accordance with the provisions of ASC 360-10, other real estate owned was written down to its estimated fair value of $838,000, resulting in impairment charges of $80,000 which are included in earnings for the six month period ended June 30, 2013.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at June 30, 2013 and December 31, 2012.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at June 30, 2013 and December 31, 2012 were as follows (dollars in thousands):

	June 30, 2013		December 31, 2012
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value	Input Level
FINANCIAL ASSETS
Cash and cash equivalents	$31,333	$31,333	$49,912	$49,912	1
Securities, including Federal Home Loan Bank stock	190,413	190,413	182,502	182,502	2
Loans held for sale	878	878	2,957	2,957	3
Net loans	295,078	295,591	297,528	297,879	3
Mortgage servicing rights	1,366	1,366	931	931	3
	$519,068	$519,581	$533,830	$534,181
FINANCIAL LIABILITIES
Deposits
Maturity	$180,319	$180,014	$185,650	$187,436	3
Non-maturity	280,455	280,455	285,549	285,549	1
Other borrowings	21,390	23,376	22,557	24,947	3
Junior subordinated deferrable interest debentures	10,300	10,288	10,300	10,367	3
	$492,464	$494,133	$504,056	$508,299

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at June 30, 2013 and December 31, 2012 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounts to $72,310,000 at June 30, 2013 and $85,643,000 at December 31, 2012. Such amounts are also considered to be the estimated fair values.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

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

June 30, 2013

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

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after June 30, 2013 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2013 have been recognized in the consolidated financial statements for the period ended June 30, 2013. Events or transactions that provided evidence about conditions that did not exist at June 30, 2013 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended June 30, 2013.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2013	2012	2013	2012
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.95%	0.83%	0.87%	0.76%
Average shareholders’ equity (a)	8.51%	7.84%	7.67%	7.26%
Net interest margin (a)	3.31%	3.47%	3.28%	3.45%
Efficiency ratio (b)	64.49%	69.03%	67.21%	71.61%
Average shareholders’ equity to average assets	11.19%	10.57%	11.29%	10.54%
Loans to deposits (end of period)	65.40%	70.57%	65.40%	70.57%
Allowance for loan losses to loans (end of period)	1.80%	2.19%	1.80%	2.19%

Book value per share	$18.05	$17.97	$18.05	$17.97

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2013, the Corporation reported net income of $1,347,000, or $0.39 basic earnings per share compared to second quarter 2012 net income of $1,203,000 or $0.35 per share. Compared with the same period in 2012, second quarter net income increased $144,000 (12%) primarily due to a $348,000 decrease in non-interest expenses, and a $199,000 increase in non-interest income offset by a $336,000 decrease in net interest income and a $67,000 increase in the provision for income taxes.

Net income for the six months ended June 30, 2013 totaled $2,444,000, or $0.71 basic earnings per share compared to $2,205,000 or $0.64 basic earnings per share for the same period in 2012. Compared with the same period in 2012, net income increased $239,000, or 10.8%. The increase for the six month period ended June 30, 2013, as compared to the six month period ended June 30, 2012, was primarily the result of a decrease in non-interest expenses of $817,000 and an increase in non-interest income of $269,000 offset by a decrease in net interest income of $734,000, and an increase in the provision for income taxes of $113,000.

Net Interest Income

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $4,086,000 for the second quarter of 2013, compared to $4,422,000 for the same period of 2012, a decrease of $336,000 (7.6%). For the six months ended June 30, 2013, net interest income was $8,104,000 compared to $8,838,000 for the same period of 2012, a decrease of $734,000 (8.3%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the quarterly and six month periods ended June 30, 2013, the net interest margin (on a taxable equivalent basis) was 3.31% and 3.28%, respectively, compared with 3.47% and 3.45% for the same periods in 2012.

Deposits comprised 92.5% of average interest-bearing liabilities for the six month period ended June 30, 2013, compared to 90.7% for the same period in 2012. A lower overall interest rate environment resulted in the Corporation’s cost of funds being 0.76% for the first six months of 2013 compared to 1.19% for the same period in 2012. This decrease in cost of funds was offset by a decrease in the yield of interest-earning assets (3.90% for the first six months of 2013 compared to 4.46% for the same period of 2012) which negatively impacted the net interest margin.

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio. Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. No provision for loan losses was made during the second quarters of 2013 or 2012. See “Allowance for Loan Losses” under Financial Condition for further discussion relating to the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees, earnings on life insurance policies, income arising from sales of investment products to customers, and occasional security sale transactions. Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter. For the quarter ended June 30, 2013, non-interest income was $1,302,000, compared to $1,103,000 for the second quarter of 2012, a $199,000 (18.0%) increase. For the six months ended June 30, 2013, non-interest income was $2,427,000 compared to $2,157,000 for the same period of 2012, a $270,000 (12.5%) increase.

Gain on sales of loans amounted to $296,000 for the quarter ended June 30, 2013, compared to $285,000 for the second quarter of 2012, an increase of $11,000 (3.9%). Quarterly gain on sale of loans was impacted by an increase in capitalized servicing rights of $145,000 in 2013 and an increase of $94,000 in 2012. Gain on sales of loans amounted to $514,000 for the six months ended June 30, 2013 compared to $541,000 for the comparable period in 2012, a decrease of $27,000 (5%). Gain on sales of loans for the six month period included capitalized servicing rights of $218,000 in 2013 and $195,000 in 2012. The decrease in gain on sale of loans corresponds with the decrease in loan sales activity. Loan sales for the first six months of 2013 were $22.2 million, compared to $30 million for the first six months of 2012.

The fair value of mortgage servicing rights increased $261,000 for the quarter ended June 30, 2013, compared to a $100,000 decrease for the quarter ended June 30, 2012. For the six month period ended June 30, 2013, there was an increase in fair value of mortgage servicing rights of $318,000, compared to an increase in fair value of mortgage servicing rights of $12,000 for the six months ended June 30, 2012. The increase in fair value of mortgage servicing rights resulted from the increased rate environment during the second quarter of 2013.

Gain on sales of securities amounted to $6,000 for the quarter ended June 30, 2013, compared to $239,000 for the second quarter of 2012, a decrease of $233,000 (97.5%). Gain on sales of securities amounted to $135,000 for the six months ended June 30, 2013 compared to $240,000 for the comparable period in 2012, a decrease of $105,000 (43.8%).

Non-Interest Expenses

For the quarter ended June 30, 2013, non-interest expenses were $3,625,000, compared to $3,973,000 for the second quarter of 2012, a $348,000 (8.8%) decrease. For the six month period ended June 30, 2013, non-interest expenses totaled $7,391,000, compared to $8,208,000 for the comparable period of 2012, a decrease of $817,000 (10%). The decrease in non-interest expenses for the six month period ended June 30, 2013 was primarily attributable to a $289,000 decrease in salaries and benefits, a $237,000 decrease in other real estate owned expenses, a $184,000 decrease in FDIC premium expenses and a $147,000 decrease in data processing, offset by a $40,000 increase in consultant fees.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended June 30, 2013, the Corporation’s efficiency ratio was 64.49%, compared to 69.03% for the same period of 2012. For the six month period ended June 30, 2013, the Corporation’s efficiency ratio was 67.21% compared to 71.61% for the same period of 2012. The efficiency ratio was positively impacted by the increase in non-interest income and decrease in non-interest expenses for the quarter and six month period ended June 30, 2013 compared to the same period of 2012.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2013 was $416,000, compared to $349,000 for the comparable 2012 period. The provision for income taxes for the six month period ended June 30, 2013 was $695,000, or 22.1% of income before income taxes, compared to $582,000 or 20.9% for the comparable 2012 period. The increase in the effective tax rate is attributable to tax-exempt interest income comprising a smaller portion of income before income taxes in 2013 than 2012.

Return on Assets

Return on average assets was 0.95% for the second quarter of 2013, compared to 0.83% for the second quarter of 2012. For the six month period ended June 30, 2013, return on average assets was 0.87%, compared to 0.76% for the same period of 2012.

Return on Equity

Return on average shareholders’ equity for the second quarter of 2013 was 8.51%, compared to 7.84% for the same period of 2012. Return on average equity for the six months ended June 30, 2013 was 7.67%, compared to 7.26% for the same period in 2012.

The Corporation and Bank met all regulatory capital requirements as June 30, 2013, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $557.5 million at June 30, 2013, compared to $572.4 million at December 31, 2012, a decrease of $14.9 million, or 2.6%. The decrease in total assets was primarily the result of decreases in total cash and cash equivalents of $18.6 million (37.2%), gross loans of $4 million (1.3%), loans held for sale of $2.1 million (70.3%) and other real estate owned of $730,000 (46.6%) offset by an increase in available-for-sale securities of $7.9 million (4.5%), a decrease in the allowance for loan losses of $1.5 million (21.8%) and an increase in other assets of $819,000 (21.6%). Deposits during this same period decreased $10.4 million, or 2.2%.

Shareholders’ equity decreased from $64.2 million at December 31, 2012 to $62.2 million at June 30, 2013, a decrease of $1.9 million, or 3%. This decrease was the result of a $4,052,000 decrease in unrealized securities losses, net of tax, net income of $2,444,000, dividends paid of $345,000, and the issuance of 441 treasury shares under the Corporation’s Employee Stock Purchase Plan of $8,000. The decrease in unrealized securities gains during the six month period ended June 30, 2013, was the result of customary and expected changes in the bond market. Net unrealized gains and losses on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $31.3 million at June 30, 2013, compared to $49.9 million at December 31, 2012. Cash and cash equivalents at June 30, 2013 includes interest-bearing deposits in other banks of $23.6 million compared to $39.3 million at December 31, 2012. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of June 30, 2013 totaled $186.1 million and $185.6 million, respectively, resulting in net unrealized losses of $538,000 and a corresponding after tax decrease in shareholders’ equity of $4.1 million for the six months ended June 30, 2013. The amortized cost of available-for-sale securities increased $14.1 million from December 31, 2012. The decrease in unrealized gains and losses during the second quarter resulted from decreases in the fair value of mortgage back securities, which was driven by fluctuations in market lending rates.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio. Gross loans totaled $300.5 million at June 30, 2013, compared to $304.4 million at December 31, 2012, a decrease of $3.9 million (1.3%). The Bank has continued to experience soft loan demand in its lending markets. The decrease in loan balances during the first six months of 2013 resulted primarily from a decline in loan origination activity, normal pay downs and runoff on current loans.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the six months ended June 30, 2013 and 2012, respectively:

	(dollars in thousands)
	2013	2012
Balance, beginning of period	$6,918	$8,543
Provision for loan losses	-	-

Charge offs	(1,949)	(1,663)
Recoveries	439	170
Net charge offs	(1,510)	(1,493)

Balance, end of period	$5,408	$7,050

The allowance for loan losses as a percentage of gross loans was 1.8% at June 30, 2013 and 2.27% at December 31, 2012. Provisions are made in amounts sufficient to maintain the balance in the allowance for loan losses at a level considered by management to be adequate for losses within the portfolio. Even though management uses all available information to assess possible loan losses, future additions or reductions to the allowance may be required as changes occur in economic conditions and specific borrower circumstances. The regulatory agencies that periodically review the Bank’s allowance for loan losses may also require additions to the allowance or the charge-off of specific loans based upon the information available to them at the time of their examinations.

Loans on non-accrual status amounted to $10.8 million and $17.2 million at June 30, 2013 and December 31, 2012, respectively. Non-accrual loans as a percentage of outstanding loans amounted to 3.6% at June 30, 2013, compared to 5.6% at December 31, 2012.

The Bank considers a loan to be impaired when it becomes probable that the Bank will be unable to collect under the contractual terms of the loan, based on current information and events. Impaired loans, principally consisting of commercial and commercial real estate credits, amounted to $9.1 million at June 30, 2013 and $15.6 million at December 31, 2012. Impaired loans at June 30, 2013 and December 31, 2012, included $1.3 million and $3.1 million, respectively, of loans with no specific reserves included in the allowance for loan losses and $7.8 million and $12.5 million, respectively, of loans with specific reserves of $1.6 million and $2.9 million included in the Bank’s June 30, 2013 and December 31, 2012 allowance for loan losses.

In addition to impaired loans, the Bank had other potential problem credits of $14.9 million at June 30, 2013 and $20.4 million at December 31, 2012. The Bank’s credit administration department continues to closely monitor these credits.

The Bank provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan-charge off experience. The Bank has experienced $1.5 million of net loan charge-offs during the first six months of 2013 compared to annual net loan charge-offs of $1.8 million in 2012, $3.8 million in 2011, and $3.3 million in 2010, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios. The Bank also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type. Approximately $1.3 million of charge-offs in the first six months of 2013 were specifically reserved for at December 31, 2012.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $460.8 million, or 93.6% of the Corporation’s funding sources at June 30, 2013. Total deposits decreased $10.4 million during the six months ending June 30, 2013. Non-interest bearing deposits comprised 14.7% of total deposits at June 30, 2013, compared to 13.5% at June 30, 2012.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $17.5 million at June 30, 2013 and December 31, 2012, and customer repurchase agreements totaling $3.9 million and $5.1 million at June 30, 2013 and December 31, 2012, respectively. The Corporation also has outstanding junior subordinated deferrable interest debentures of $10.3 million at June 30, 2013 and December 31, 2012. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the six month period ended June 30, 2013, the Corporation had net income of $2,444,000. The decrease in net unrealized gains on available-for-sale securities, net of income taxes, was $4,052,000 and $40,000 for the six months ended June 30, 2013 and 2012, respectively. Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Bank has not experienced a significant level of inflation or deflation during the six month period ended June 30, 2013. However, because of the depressed national real estate market and sluggish local economy, the Bank has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Bank’s allowance for loan losses.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended June 30, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

04/01/13 - 04/30/13	None	None	302,058	97,942

05/01/13 - 05/31/13	None	None	302,058	97,942

06/01/13 - 06/30/13	None	None	302,058	97,942

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

UNITED BANCSHARES, INC.

Date:	July 31, 2013	By:/s/ Diana L. Engelhardt
Diana L. Engelhardt
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED JUNE 30, 2013

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