Form 10-Q
period 2013-09-30
UNITED BANCSHARES INC/OH
filed 2013-10-25
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes          No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 25, 2013: 3,447,051

This document contains 42 pages. The Exhibit Index is on page 36 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$10,878,723	$10,605,662
Interest-bearing deposits in other banks	16,766,871	39,306,145
Total cash and cash equivalents	27,645,594	49,911,807

SECURITIES, available-for-sale	192,430,619	177,607,765
FEDERAL HOME LOAN BANK STOCK, at cost	4,893,800	4,893,800
CERTIFICATES OF DEPOSIT	2,490,000	2,490,000
LOANS HELD FOR SALE	461,200	2,957,060

LOANS	299,362,537	304,445,298
Less allowance for loan losses	(4,750,536)	(6,917,605)
Net loans	294,612,001	297,527,693

PREMISES AND EQUIPMENT, net	9,101,912	9,217,876
GOODWILL	8,554,979	8,554,979
CASH SURRENDER VALUE OF LIFE INSURANCE	14,073,086	13,761,183
OTHER REAL ESTATE OWNED	712,954	1,568,000
OTHER ASSETS, including accrued interest and intangible assets	4,389,890	3,957,465
TOTAL ASSETS	$559,366,035	$572,447,628

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing	$74,085,445	$77,924,051
Interest bearing	386,722,969	393,275,063
Total deposits	460,808,414	471,199,114
Other borrowings	22,100,525	22,557,220
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Accrued expenses and other liabilities	2,883,343	4,221,089
Total liabilities	496,092,282	508,277,423

SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value. Authorized 10,000,000 shares; issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,663,861	14,661,664
Retained earnings	49,899,718	46,855,865
Accumulated other comprehensive income (loss)	(256,546)	3,697,363
Treasury stock, 313,506 shares at September 30, 2013 and 314,252 shares at December 31, 2012, at cost	(4,793,837)	(4,805,244)
Total shareholders' equity	63,273,753	64,170,205
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$559,366,035	$572,447,628

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiary

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans, including fees	$3,751,473	$4,416,036	$11,237,113	$13,562,202
Securities:
Taxable	611,598	632,426	1,788,606	1,963,254
Tax-exempt	465,183	437,531	1,370,358	1,342,440
Other	84,538	78,502	253,276	255,349
Total interest income	4,912,792	5,564,495	14,649,353	17,123,245

INTEREST EXPENSE
Deposits	539,418	745,459	1,622,919	2,734,491
Other borrowings	282,259	317,690	831,536	1,048,953
Total interest expense	821,677	1,063,149	2,454,455	3,783,444

NET INTEREST INCOME	4,091,115	4,501,346	12,194,898	13,339,801
Provision (credit) for loan losses	(300,000)	200,000	(300,000)	200,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,391,115	4,301,346	12,494,898	13,139,801

NON-INTEREST INCOME
Gain on sales of loans	124,640	318,978	638,875	859,490
Gain on sales of securities	-	27,199	134,747	267,595
Change in fair value of mortgage servicing rights	(28,880)	(80,734)	288,908	(68,937)
Other	795,941	689,812	2,255,963	2,054,567
Total non-interest income	891,701	955,255	3,318,493	3,112,715

NON-INTEREST EXPENSES	3,879,367	3,988,810	11,270,511	12,197,033

INCOME BEFORE INCOME TAXES	1,403,449	1,267,791	4,542,880	4,055,483
Provision for income taxes	287,000	164,000	982,000	746,000
NET INCOME	$1,116,449	$1,103,791	$3,560,880	$3,309,483

NET INCOME PER SHARE
Basic	$0.32	$0.32	$1.03	$0.96
Weighted average common shares outstanding	3,446,952	3,446,268	3,446,806	3,446,075

Diluted	$0.32	$0.32	$1.03	$0.96
Weighted average common shares outstanding	3,446,952	3,446,268	3,446,806	3,446,075

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

NET INCOME	$1,116,449	$1,103,791	$3,560,880	$3,309,483

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during period	(149,090)	1,058,743	(5,856,023)	1,238,473
Reclassification adjustments for gains included in net income	-	(27,199)	(134,747)	(267,595)
Other comprehensive income (loss), before income taxes	(149,090)	1,031,544	(5,990,770)	970,878
Income tax benefit (expense) related to items of other comprehensive income (loss)	50,691	(350,725)	2,036,861	(330,099)

Other comprehensive income (loss)	(98,399)	680,819	(3,953,909)	640,779

COMPREHENSIVE INCOME (LOSS)	$1,018,050	$1,784,610	$(393,029)	$3,950,262

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Nine months ended September 30, 2013 and 2012

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2012	$3,760,557	$14,661,664	$46,855,865	$3,697,363	$(4,805,244)	$64,170,205

Net income			3,560,880			3,560,880
Other comprehensive loss				(3,953,909)		(3,953,909)
Dividends declared ($0.15 per share)			(517,027)			(517,027)
746 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		2,197			11,407	13,604
BALANCE AT SEPTMEBER 30, 2013	$3,760,557	$14,663,861	$49,899,718	$(256,546)	$(4,793,837)	$63,273,753

BALANCE AT DECEMBER 31, 2011	$3,760,557	$14,660,579	$42,543,363	$3,598,031	$(4,814,816)	$59,747,714

Net income			3,309,483			3,309,483
Other comprehensive income				640,779		640,779
626 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		1,085			9,572	10,657
BALANCE AT SEPTEMBER 30, 2012	$3,760,557	$14,661,664	$45,852,846	$4,238,810	$(4,805,244)	$63,708,633

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2013	2012

Cash flows from operating activities	$6,998,487	$3,922,508

Cash flows from investing activities:
Proceeds from calls or maturities of securities	29,756,692	32,804,632
Proceeds from sales of available-for-sale securities	8,821,116	12,067,541
Purchases of available-for-sale securities	(59,881,334)	(60,104,246)
Net decrease in loans	2,915,692	14,656,018
Purchases of certificates of deposit	-	(747,000)
Proceeds from sale of other real estate owned	694,272	1,058,535
Expenditures for premises and equipment	(220,320)	(79,049)
Net cash used by investing activities	(17,913,882)	(343,569)

Cash flows from financing activities:
Net change in deposits	(10,390,700)	(24,458,441)
Long-term borrowings, net of repayments	(456,695)	(11,593,921)
Proceeds from issuance of common stock	13,604	10,657
Cash dividends paid	(517,027)	-
Net cash used by financing activities	(11,350,818)	(36,041,705)

Net change in cash and cash equivalents	(22,266,213)	(32,462,766)
Cash and cash equivalents:
At beginning of period	49,911,807	57,286,974
At end of period	$27,645,594	$24,824,208

Cash paid for:

Interest	$2,439,997	$3,846,431

Income taxes	$210,000	$1,090,000

Non-cash investing activities:
Change in net unrealized gain (loss) on available-for-sale securities	$(5,990,770)	$970,878

Transfer of loans to other real estate owned	$-	$420,650

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Complete audited consolidated financial statements with footnotes thereto are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of September 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government and agencies	$13,637	$13,380	$15,489	$15,554
Obligations of states and political subdivisions	62,207	62,635	51,122	53,919
Mortgage-backed	116,224	115,670	104,893	107,607
Other	752	746	502	528

Total	$192,820	$192,431	$172,006	$177,608

A summary of gross unrealized gains and losses on available-for-sale securities as of September 30, 2013 and December 31, 2012 follows (dollars in thousands):

	September 30, 2013		December 31, 2012
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
U.S. Government and agencies	$1	$258	$69	$3
Obligations of states and political subdivisions	1,355	927	2,863	67
Mortgage-backed	1,444	1,998	2,732	18
Other	-	6	26	-

Total	$2,800	$3,189	$5,690	$88

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

NOTE 4 – LOANS

The following table presents the activity in the allowance for loan losses by portfolio segment for the periods ending September 30, 2013 and 2012:

	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2012	$1,027,837	$5,240,175	$602,291	$47,302	$6,917,605
Provision (credit) charged to expenses	(218,322)	132,417	(181,472)	(32,623)	(300,000)
Losses charged off	(201,297)	(2,207,937)	(3,896)	(12,868)	(2,425,998)
Recoveries	12,187	521,057	10,709	14,976	558,929

Balance at September 30, 2013	$620,405	$3,685,712	$427,632	$16,787	$4,750,536

	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2011	$2,596,629	$4,847,234	$998,941	$100,563	$8,543,367
Provision (credit) charged to expenses	(1,293,097)	1,800,840	(231,161)	(76,582)	200,000
Losses charged off	(19,796)	(1,754,930)	(114,458)	(12,398)	(1,901,582)
Recoveries	34,190	275,400	10,753	39,444	359,787

Balance at September 30, 2012	$1,317,926	$5,168,544	$664,075	$51,027	$7,201,572

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods ending September 30, 2013 and December 31 2012:

September 30, 2013	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$260,554	$633,887	$-	$-	$894,441
Collectively evaluated for impairment	359,851	3,051,825	427,632	16,787	3,856,095

Total allowance for loan losses	$620,405	$3,685,712	$427,632	$16,787	$4,750,536
Loans:
Individually evaluated for impairment	$661,582	$5,747,325	$242,304	$-	$6,651,211
Collectively evaluated for impairment	51,853,793	179,728,632	57,062,316	4,066,585	292,711,326

Total ending loans balance	$52,515,375	$185,475,957	$57,304,620	$4,066,585	$299,362,537

December 31, 2012	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$415,010	$2,506,940	$-	$-	$2,921,950
Collectively evaluated for impairment	612,827	2,733,235	602,291	47,302	3,995,655

Total allowance for loan losses	$1,027,837	$5,240,175	$602,291	$47,302	$6,917,605
Loans:
Individually evaluated for impairment	$1,241,149	$14,153,259	$169,904	$-	$15,564,312
Collectively evaluated for impairment	49,324,136	177,011,839	58,148,753	4,396,258	288,880,986

Total ending loans balance	$50,565,285	$191,165,098	$58,318,657	$4,396,258	$304,445,298

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

Impaired loans were as follows as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Loans with no allowance for loan losses allocated	$2,620,029	$3,118,322
Loans with allowance for loan losses allocated	4,031,182	12,445,990

Total impaired loans	$6,651,211	$15,564,312

Amount of the allowance allocated to impaired loans	$894,441	$2,921,950

The average recorded investment in impaired loans for the nine month period ended September 30, 2013 and 2012 was $10.1 million and $17.4 million, respectively. There was approximately $150,000 and $162,000 in interest income recognized by the Bank on impaired loans on an accrual or cash basis during the nine month period ended September 30 2013 and 2012, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Recorded investment	Allowance for loan losses allocated	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Agriculture	$401,028	$-	$607,462	$-
Commercial and multi-family real estate	1,327,661	-	1,539,370	-
Agricultural real estate	649,036	-	801,586	-
Residential real estate	242,304	-	169,904	-
With an allowance recorded:
Commercial	260,554	260,554	415,010	415,010
Commercial and multi-family real estate	3,770,628	633,887	12,030,980	2,506,940

Total	$6,651,211	$894,441	$15,564,312	$2,921,950

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

The following table presents the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and troubled debt restructurings by class of loans as of September 30, 2013 and December 31, 2012:

September 30, 2013	Nonaccrual	Loans past due 90 days or more and still accruing	Troubled Debt Restructurings
Commercial	$357,431	$-	$340,044
Commercial real estate	6,737,661	-	3,737,399
Agriculture	401,028	-	-
Agricultural real estate	920,008	-	-
Consumer	2,924	5,656	-
Residential real estate	1,940,249	125,448	158,803

Total	$10,359,301	$131,104	$4,236,246

December 31, 2012	Nonaccrual	Loans past due 90 days or more and still accruing	Troubled Debt Restructurings
Commercial	$475,909	$-	$475,909
Commercial real estate	12,986,469	-	8,098,958
Agriculture	623,325	-	193,964
Agricultural real estate	1,060,418	-	-
Consumer	-	899	-
Residential real estate	2,025,078	24,050	55,048

Total	$17,171,199	$24,949	$8,823,879

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 by class of loans:

	30 – 59 days past due	60 – 89 days past due	Past due 90 days or more	Total past due	Loans not past due	Total
Commercial	$91,140	$358,987	$17,387	$467,514	$40,167,694	$40,635,208
Commercial real estate	1,797,017	125,756	2,692,132	4,614,905	155,625,482	160,240,387
Agriculture	-	-	401,028	401,028	11,479,139	11,880,167
Agricultural real estate	21,724	-	806,037	827,761	24,407,809	25,235,570
Consumer	25,082	6,054	8,580	39,716	4,026,869	4,066,585
Residential real estate	1,226,354	699,503	487,520	2,413,377	54,891,243	57,304,620

Total	$3,161,317	$1,190,300	$4,412,684	$8,764,301	$290,598,236	$299,362,537

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

Loans not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are generally either less than $200,000 or are included in groups of homogenous loans. As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Not rated
September 30, 2013
Commercial	$50,526,775	$969,122	$618,450	$401,028	$-
Commercial and multi-family real estate	164,138,018	8,759,662	11,929,241	649,036	-
Residential real estate	-	-	285,987	7,337	57,011,296
Consumer	-	-	9,629	-	4,056,956
Total	$214,664,793	$9,728,784	$12,843,307	$1,057,401	$61,068,252

	Pass	Special Mention	Substandard	Doubtful	Not rated
December 31, 2012
Commercial	$47,367,441	$1,505,099	$1,095,220	$597,525	$-
Commercial and multi-family real estate	160,592,238	8,624,114	21,147,160	801,586	-
Residential real estate	-	-	435,467	9,937	57,873,253
Consumer	-	-	13,923	-	4,382,335
Total	$207,959,679	$10,129,213	$22,691,770	$1,409,048	$62,255,588

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential 1 – 4 family and consumer loan classes that are not rated, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, consumer and residential 1-4 family loans not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment are considered nonperforming. The following table presents the recorded investment in non-impaired residential 1 – 4 family and consumer loans based on payment activity as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Consumer	Residential real estate	Consumer	Residential real estate

Performing	$4,048,477	$55,283,837	$4,381,436	$56,091,352
Nonperforming	8,479	1,727,459	899	1,781,901

Total	$4,056,956	$57,011,296	$4,382,335	$57,873,253

Purchased Loans:

From time to time, the Company enters into loan participation agreements to purchase loans. At September 30, 2013 and December 31, 2012, the Bank held no loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

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

The following table includes the recorded investment and number of modifications for TDR loans during the first nine months of 2013.

	Number of modifications	Recorded investment	Allowance for loan losses allocated
Troubled Debt Restructurings:
Commercial real estate	2	$44,449	$-
Residential real estate	1	105,781	-

The recorded investment in the loans did not change as a result of the modifications. There are not any troubled debt restructurings for which there was a payment default in the current reporting period.

NOTE 5 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.4% at September 30, 2013 and 3.62% at September 30, 2012. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures approximated $267,000 and $279,000 for the nine month periods ended September 30, 2013 and 2012, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

September 30, 2013

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 include available-for-sale securities, which are all valued using Level 2 inputs, and mortgage servicing rights, amounting to $1,355,782 at September 30, 2013 and $930,760 at December 31, 2012, which are valued using Level 3 inputs. Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012 include other real estate owned, as well as impaired loans approximating $5,757,000 at September 30, 2013 and $12,642,000 at December 31, 2012 all of which are valued using Level 3 inputs.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the periods presented due to the lack of observable quotes in inactive markets for those instruments at September 30, 2013 and December 31, 2012.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the nine month period ended September 30, 2013 and year ended December 31, 2012:

	September 30, 2013	December 31, 2012

Balance at beginning of period	$930,760	$727,240
Gains or losses, including realized and unrealized:
Disposals – amortization based on loan payments and payoffs	(139,007)	(257,057)
Purchases, issuances, and settlements	275,121	444,646
Other changes in fair value	288,908	15,931
Balance at end of period	$1,355,782	$930,760

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Corporation did not have any securities classified as Level 1 or Level 3 at September 30, 2013 or December 31, 2012. There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at September 30, 2013 or December 31, 2012.

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less expected selling costs. Such values are estimated primarily using appraisals and reflect a market value approach. Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3. In accordance with the provisions of ASC 360-10, other real estate owned was written down to its estimated fair value of $713,000, resulting in impairment charges of $175,000 which are included in earnings for the nine month period ended September 30, 2013.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at September 30, 2013 and December 31, 2012.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at September 30, 2013 and December 31, 2012 were as follows (dollars in thousands):

	September 30, 2013		December 31, 2012
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value	Input Level
FINANCIAL ASSETS
Cash and cash equivalents	$27,646	$27,646	$49,912	$49,912	1
Securities, including Federal Home Loan Bank stock	197,324	197,324	182,502	182,502	2
Loans held for sale	461	461	2,957	2,957	3
Net loans	294,612	295,101	297,528	297,879	3
Mortgage servicing rights	1,356	1,356	931	931	3
	$521,399	$521,888	$533,830	$534,181
FINANCIAL LIABILITIES
Deposits
Maturity	$174,652	$175,473	$185,650	$187,436	3
Non-maturity	286,302	286,302	285,549	285,549	1
Other borrowings	22,101	24,061	22,557	24,947	3
Junior subordinated deferrable interest debentures	10,300	10,287	10,300	10,367	3
	$493,355	$496,123	$504,056	$508,299

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at September 30, 2013 and December 31, 2012 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounts to $79,032,000 at September 30, 2013 and $85,643,000 at December 31, 2012. Such amounts are also considered to be the estimated fair values.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

The following methods and assumptions were used to estimate the fair value of each class of financial instruments previously shown:

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

September 30, 2013

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

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after September 30, 2013 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2013 have been recognized in the consolidated financial statements for the period ended September 30, 2013. Events or transactions that provided evidence about conditions that did not exist at September 30, 2013 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended September 30, 2013.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2013	2012	2013	2012
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.80%	0.76%	0.85%	0.77%
Average shareholders’ equity (a)	7.12%	7.03%	7.49%	7.18%
Net interest margin (a)	3.16%	3.63%	3.30%	3.51%
Efficiency ratio (b)	74.28%	70.20%	69.49%	71.14%
Average shareholders’ equity to average assets	11.28%	10.83%	11.29%	10.77%
Loans to deposits (end of period)	65.06%	71.20%	65.06%	71.20%
Allowance for loan losses to loans (end of period)	1.59%	2.24%	1.59%	2.24%

Book value per share	$18.36	$18.49	$18.36	$18.49

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended September 30, 2013, the Corporation reported net income of $1,116,000, or $0.32 basic earnings per share compared to third quarter 2012 net income of $1,104,000 or $0.32 per share. Compared with the same period in 2012, third quarter net income increased $12,000 (1.1%) primarily due to a $500,000 decrease in provision for loan losses and a $109,000 decrease in non-interest expenses offset by a $410,000 decrease in net interest income, a $64,000 decrease in non-interest income and a $123,000 increase in the provision for income taxes.

Net income for the nine months ended September 30, 2013 totaled $3,561,000, or $1.03 basic earnings per share compared to $3,309,000 or $0.96 basic earnings per share for the same period in 2012. Compared with the same period in 2012, net income increased $252,000, or 7.6%. The increase for the nine month period ended September 30, 2013, as compared to the nine month period ended September 30, 2012, was primarily the result of a decrease in provision for loan losses of $500,000, a decrease in non-interest expenses of $926,000 and an increase in non-interest income of $206,000 offset by a decrease in net interest income of $1,145,000, and an increase in the provision for income taxes of $236,000.

Net Interest Income

Net interest income is the amount by which interest income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $4,091,000 for the third quarter of 2013, compared to $4,501,000 for the same period of 2012, a decrease of $410,000 (9.1%). For the nine months ended September 30, 2013, net interest income was $12,195,000 compared to $13,340,000 for the same period of 2012, a decrease of $1,145,000 (8.6%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the quarterly and nine month periods ended September 30, 2013, the net interest margin (on a taxable equivalent basis) was 3.16% and 3.3%, respectively, compared with 3.63% and 3.51% for the same periods in 2012.

Deposits comprised 92.5% of average interest-bearing liabilities for the nine month period ended September 30, 2013, compared to 91.1% for the same period in 2012. A lower overall interest rate environment resulted in the Corporation’s cost of funds being 0.77% for the first nine months of 2013 compared to 1.13% for the same period in 2012. This decrease in cost of funds was offset by a decrease in the yield of interest-earning assets (3.93% for the first nine months of 2013 compared to 4.46% for the same period of 2012) which negatively impacted the net interest margin.

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio.  Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets.  A $300,000 negative provision for loan losses was made during the third quarter of 2013 compared to a $200,000 provision made in the third quarter of 2012. These provisions also represent the year to date amounts.  The decrease in the provision for loan losses resulted primarily from declining historic loss rates, which are used to calculate the reserve for the homogenous pool of loans, a decrease in risk rated loans and an overall decrease in the loan portfolio.  The negative provision during the third quarter of 2013 was also warranted as a result of an improving market value on collateral held against one impaired loan and an individual credit that had a specific reserve becoming pass rated during the third quarter.  Troubled Debt Restructurings have also decreased $4.6 million during the nine month period ended September 30, 2013.  Since all TDRs are classified as impaired loans, the decrease has positively impacted the balance of impaired loans.  See “Allowance for Loan Losses” under Financial Condition for further discussion relating to the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees, earnings on life insurance policies, income arising from sales of investment products to customers, and occasional security sale transactions. Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter. For the quarter ended September 30, 2013, non-interest income was $892,000, compared to $955,000 for the third quarter of 2012, a $63,000 (6.6%) decrease. For the nine months ended September 30, 2013, non-interest income was $3,318,000 compared to $3,113,000 for the same period of 2012, a $206,000 (6.6%) increase.

Gain on sales of loans amounted to $125,000 for the quarter ended September 30, 2013, compared to $319,000 for the third quarter of 2012, a decrease of $194,000 (60.9%). Quarterly gain on sale of loans was impacted by an increase in capitalized servicing rights of $57,000 in 2013 and an increase of $55,000 in 2012. Gain on sales of loans amounted to $639,000 for the nine months ended September 30, 2013 compared to $859,000 for the comparable period in 2012, a decrease of $220,000 (25.6%). Gain on sales of loans for the nine month period included capitalized servicing rights of $275,000 in 2013 and $251,000 in 2012. The decrease in gain on sale of loans corresponds with the decrease in loan sales activity. Loan sales for the first nine months of 2013 were $28.5 million, compared to $47.5 million for the first nine months of 2012.

The fair value of mortgage servicing rights decreased $29,000 for the quarter ended September 30, 2013, compared to an $81,000 decrease for the quarter ended September 30, 2012. For the nine month period ended September 30, 2013, there was an increase in fair value of mortgage servicing rights of $289,000, compared to a decrease in fair value of mortgage servicing rights of $69,000 for the nine months ended September 30, 2012. The increase in fair value of mortgage servicing rights resulted from the increased rate environment during the first nine months of 2013.

Gain on sales of securities amounted to $27,000 for the third quarter of 2012 (none during the third quarter of 2013). Gain on sales of securities amounted to $135,000 for the nine months ended September 30, 2013 compared to $268,000 for the comparable period in 2012, a decrease of $133,000 (49.6%).

Non-Interest Expenses

For the quarter ended September 30, 2013, non-interest expenses were $3,879,000, compared to $3,989,000 for the third quarter of 2012, a $110,000 (2.7%) decrease. For the nine month period ended September 30, 2013, non-interest expenses totaled $11,271,000, compared to $12,197,000 for the comparable period of 2012, a decrease of $926,000 (7.6%). The decrease in non-interest expenses for the nine month period ended September 30, 2013 was primarily attributable to a $305,000 decrease in salaries and benefits, a $226,000 decrease in other real estate owned expenses, a $299,000 decrease in FDIC premium expenses and a $152,000 decrease in data processing.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended September 30, 2013, the Corporation’s efficiency ratio was 74.28%, compared to 70.2% for the same period of 2012. For the nine month period ended September 30, 2013, the Corporation’s efficiency ratio was 69.49% compared to 71.1% for the same period of 2012. For the quarter ended September 30, 2013, the Corporation’s efficiency ratio was negatively impacted by the decreases in net interest income and non-interest income. For the nine month periods ended September 30, 2013 and 2012, the efficiency ratio was positively impacted by the increase in non-interest income and decrease in non-interest expenses.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2013 was $287,000, compared to $164,000 for the comparable 2012 period. The provision for income taxes for the nine month period ended September 30, 2013 was $982,000, or 21.6% of income before income taxes, compared to $746,000 or 18.4% for the comparable 2012 period. The increase in the effective tax rate is attributable to tax-exempt interest income comprising a smaller portion of income before income taxes in 2013 than 2012.

Return on Assets

Return on average assets was 0.80% for the third quarter of 2013, compared to 0.76% for the third quarter of 2012. For the nine month period ended September 30, 2013, return on average assets was 0.85%, compared to 0.77% for the same period of 2012.

Return on Equity

Return on average shareholders’ equity for the third quarter of 2013 was 7.12%, compared to 7.03% for the same period of 2012. Return on average equity for the nine months ended September 30, 2013 was 7.49%, compared to 7.18% for the same period in 2012.

The Corporation and Bank met all regulatory capital requirements as September 30, 2013, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $559.4 million at September 30, 2013, compared to $572.4 million at December 31, 2012, a decrease of $13 million, or 2.3%. The decrease in total assets was primarily the result of decreases in total cash and cash equivalents of $22.3 million (44.6%), gross loans of $5.1 million (1.7%), loans held for sale of $2.5 million (84.4%) and other real estate owned of $855,000 (54.5%) offset by an increase in available-for-sale securities of $14.8 million (8.4%), a decrease in the allowance for loan losses of $2.2 million (31.3%) and an increase in other assets of $432,000 (10.9%). Deposits during this same period decreased $10.4 million, or 2.2%.

Shareholders’ equity decreased from $64.2 million at December 31, 2012 to $63.3 million at September 30, 2013, a decrease of $896,000, or 1.4%. This decrease was the result of a $4 million decrease in unrealized securities losses, net of tax, net income of $3,561,000, dividends paid of $517,000, and the issuance of 746 treasury shares under the Corporation’s Employee Stock Purchase Plan of $14,000. The decrease in unrealized securities gains during the nine month period ended September 30, 2013, was the result of customary and expected changes in the bond market. Net unrealized gains and losses on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $27.6 million at September 30, 2013, compared to $49.9 million at December 31, 2012. Cash and cash equivalents at September 30, 2013 includes interest-bearing deposits in other banks of $16.8 million compared to $39.3 million at December 31, 2012. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of September 30, 2013 totaled $192.8 million and $192.4 million, respectively, resulting in net unrealized losses of $389,000 and a corresponding after tax decrease in shareholders’ equity of $4 million for the nine months ended September 30, 2013. The amortized cost of available-for-sale securities increased $20.8 million from December 31, 2012. The decrease in unrealized gains during the nine month period ended September 30, 2013 resulted from decreases in the fair value of mortgage back securities, which was driven by fluctuations in market lending rates.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio. Gross loans totaled $299.4 million at September 30, 2013, compared to $304.4 million at December 31, 2012, a decrease of $5 million (1.7%). The Bank has continued to experience soft loan demand in its lending markets. The decrease in loan balances during the first nine months of 2013 resulted primarily from a decline in loan origination activity, normal pay downs and runoff on current loans.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the nine months ended September 30, 2013 and 2012, respectively:

	(dollars in thousands)
	2013	2012
Balance, beginning of period	$6,918	$8,543
Provision for loan losses	(300)	200

Charge offs	(2,426)	(1,902)
Recoveries	559	360
Net charge offs	(1,867)	(1,542)

Balance, end of period	$4,751	$7,201

The allowance for loan losses as a percentage of gross loans was 1.59% at September 30, 2013 and 2.27% at December 31, 2012. Provisions are made in amounts sufficient to maintain the balance in the allowance for loan losses at a level considered by management to be adequate for losses within the portfolio. Even though management uses all available information to assess possible loan losses, future additions or reductions to the allowance may be required as changes occur in economic conditions and specific borrower circumstances. The regulatory agencies that periodically review the Bank’s allowance for loan losses may also require additions to the allowance or the charge-off of specific loans based upon the information available to them at the time of their examinations.

Loans on non-accrual status amounted to $10.4 million and $17.2 million at September 30, 2013 and December 31, 2012, respectively. Non-accrual loans as a percentage of outstanding loans amounted to 3.5% at September 30, 2013, compared to 5.6% at December 31, 2012.

The Bank considers a loan to be impaired when it becomes probable that the Bank will be unable to collect under the contractual terms of the loan, based on current information and events. Impaired loans, principally consisting of commercial and commercial real estate credits, amounted to $6.6 million at September 30, 2013 and $15.6 million at December 31, 2012. Impaired loans at September 30, 2013 and December 31, 2012, included $2.6 million and $3.1 million, respectively, of loans with no specific reserves included in the allowance for loan losses and $4.1 million and $12.5 million, respectively, of loans with specific reserves of $894,000 and $2.9 million included in the Bank’s September 30, 2013 and December 31, 2012 allowance for loan losses.

In addition to impaired loans, the Bank had other potential problem credits of $18.7 million at September 30, 2013 and $20.4 million at December 31, 2012. The Bank’s credit administration department continues to closely monitor these credits.

The Bank provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan-charge off experience. The Bank has experienced $1.9 million of net loan charge-offs during the first nine months of 2013 compared to annual net loan charge-offs of $1.8 million in 2012, $3.8 million in 2011, and $3.3 million in 2010, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios. The Bank also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type. Approximately $1 million of charge-offs in the first nine months of 2013 were specifically reserved for at December 31, 2012.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $461 million, or 93.4% of the Corporation’s funding sources at September 30, 2013. Total deposits decreased $10.4 million during the nine months ending September 30, 2013. Non-interest bearing deposits comprised 16.1% of total deposits at September 30, 2013, compared to 14% at September 30, 2012.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $17.5 million at September 30, 2013 and December 31, 2012, and customer repurchase agreements totaling $4.6 million and $3.7 million at September 30, 2013 and December 31, 2012, respectively. The Corporation also has outstanding junior subordinated deferrable interest debentures of $10.3 million at September 30, 2013 and December 31, 2012. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the nine month period ended September 30, 2013, the Corporation had net income of $3,561,000. The decrease in net unrealized gains on available-for-sale securities, net of income taxes, was $3,954,000 for the nine month period ended September 30, 2013 compared to a $641,000 increase for the same period of 2012. Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Bank has not experienced a significant level of inflation or deflation during the nine month period ended September 30, 2013. However, because of the depressed national real estate market and sluggish local economy, the Bank has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Bank’s allowance for loan losses.

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

Item 1A: Risk Factors.

There have been no material changes in the discussion pertaining to risk factors that was provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended September 30, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program (a)

07/01/13 - 07/31/13	None	None	302,058	97,942

08/01/13 - 08/31/13	None	None	302,058	97,942

09/01/13 - 09/30/13	None	None	302,058	97,942

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

Item 3: Defaults upon Senior Securities.

None

Item 4: Mine Safety Disclosures.

Not applicable

Item 5: Other Information.

None

Item 6: Exhibits.

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

UNITED BANCSHARES, INC.

Date:	October 25, 2013	By:/s/ Diana L. Engelhardt
Diana L. Engelhardt
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED SEPTEMBER 30, 2013

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