Form 10-K
period 2013-12-31
UNITED BANCSHARES INC/OH
filed 2014-03-19
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934, as amended

For the fiscal year ended December 31, 2013

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

Yes        No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes          No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant was $39,785,746, based upon the last sales price as quoted on the NASDAQ Global Market as of June 30, 2013.

The number of shares of Common Stock, no par value outstanding as of January 31, 2014: 3,442,364.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2013 are incorporated by reference into Part II. Portions of the Proxy Statement dated March 19, 2014 for the 2014 Annual Meeting of Shareholders to be held on April 23, 2014 are incorporated by reference into Part III.

INDEX

		Page(s)
Part I
Item 1.	Business	3-24
Item 1A.	Risk Factors	24-33
Item 1B.	Unresolved Staff Comments	33
Item 2.	Properties	33-34
Item 3.	Legal Proceedings	34
Item 4.	Mine Safety Disclosures	34

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item 6.	Selected Financial Data	36
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8.	Financial Statements and Supplementary Data	36
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36
Item 9A.	Controls and Procedures	36-37
Item 9B.	Other Information	37

Part III
Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	38
Item 11.	Executive Compensation	38
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38
Item 13.	Certain Relationships and Related Transactions and Director Independence	38
Item 14.	Principal Accountant Fees and Services	39

Part IV
Item 15.	Exhibits and Financial Statement Schedules	39-40

Signatures		41

PART I

Item 1.       Business

General

United Bancshares, Inc. (the “Corporation”), an Ohio corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Corporation was incorporated and organized in 1985. The executive offices of the Corporation are located at 100 S. High Street, Columbus Grove, Ohio 45830. The Corporation is a one-bank holding company, through its wholly-owned subsidiary, The Union Bank Company, Columbus Grove, Ohio (“Bank”) as that term is defined by the Federal Reserve Board. As of December 31, 2013, the Corporation employed approximately 137 full-time equivalent employees.

United Bancshares, Inc’s. common stock has traded on the NASDAQ Global Market under the symbol “UBOH” since March 2001.

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

Competition

The Corporation competes for deposits with other commercial banks, savings associations and credit unions and issuers of commercial paper and other securities, such as shares in money market mutual funds. Primary factors in competing for deposits include customer service, interest rates and convenience. In making loans, the Corporation competes with other commercial banks, savings associations, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable. The number of financial institutions competing with the Corporation may increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon the Corporation.

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

The Corporation and its subsidiary currently satisfy all regulatory capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC. The junior subordinated deferrable interest debentures issued in 2003, as described in Note 9 to the consolidated financial statements contained in the Corporation’s Annual Report, qualify as Tier I capital under current regulations.

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

Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC insures payment of deposits up to insured limits from the Deposit Insurance Fund. In late 2008, the FDIC announced an increase in insurance premium rates of seven basis points for the first quarter of 2009. On February 27, 2009, the FDIC announced its adoption of an interim final rule imposing a one-time special assessment of up to 20 basis points and a final rule adjusting the risk-based calculation used to determine the premiums due from each financial institution. On March 5, 2009, the FDIC announced its plan to reduce the special assessment to 10 basis points. The special assessment and the changes in the premium calculation significantly increased the Corporation’s FDIC insurance expense in 2009. On September 29, 2009, the FDIC adopted a Notice of Proposed Rule making it mandatory that insured depository institutions prepay their quarterly risk-based assessments to the FDIC on December 30, 2009 for the fourth quarter of 2009 and for the years 2010 through 2012. The FDIC applied the Bank’s first two quarterly assessments in 2013 against the remaining prepaid balance and refunded $171,034 to the Bank at the end of the second quarter of 2013.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the Deposit Insurance Fund to insured deposits. The Dodd-Frank Act directs the FDIC to amend its assessment regulations so that future assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits. The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

The Consumer Financial Protection Bureau (“CFPB”), pursuant to the Dodd-Frank Act, issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Creditors are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. To meet the mortgage credit needs of a broader customer base, the Corporation and its subsidiary are predominantly an originator of mortgages that are in compliance with the Ability-to-Pay rules.

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Corporation’s business, results of operations and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that require revisions to the capital requirements of the Corporation and the Bank could require the Corporation and the Bank to seek other sources of capital in the future.

In July 2013, the federal banking agencies issued a final rule that will revise the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the international Basel Committee on Banking Supervision and the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopts a uniform minimum leverage requirement of 4% of total assets, increases the minimum tier 1 capital to risk-weighted assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weighting (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional restraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executives if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective on January 1, 2015. The capital conservation buffer requirements will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

Statistical Financial Information Regarding the Corporation

The following schedules and table analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiary, as required under Securities Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation, both of which are included in the 2013 Annual Report.

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

Various information on the Corporation may also be obtained from the Corporation’s maintained website at http://www.theubank.com.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.	The following are the average balance sheets for the years ended December 31:

	2013	2012	2011
	(dollars in thousands)
ASSETS

Interest-earning assets
Securities (1)
Taxable	$132,471	$121,376	$104,755
Non-taxable	60,107	46,390	46,981
Interest bearing deposits	29,770	37,625	41,802
Federal funds sold	23	46	82
Loans (2)	299,379	325,114	360,669
Total interest-earning assets	521,750	530,551	554,289
Non-interest-earning assets
Cash and due from banks	8,487	7,242	6,944
Premises and equipment, net	9,174	9,385	9,728
Accrued interest receivable and other assets	28,027	28,773	31,266
Allowance for loan losses	(5,681)	(7,485)	(8,762)

	$561,757	$568,466	$593,465

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$212,464	$194,590	$171,142
Time deposits	180,110	208,982	256,953
Junior subordinated deferrable interest debentures	10,300	10,300	10,300
Other borrowings	21,589	27,488	41,058
Total interest-bearing liabilities	424,463	441,360	479,453
Non-interest-bearing liabilities
Demand deposits	69,794	60,876	53,505
Accrued interest payable and other Liabilities	4,136	4,196	3,078

Shareholders' equity (3)	63,364	62,034	57,429

	$561,757	$568,466	$593,465

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

	2013 Average Balance	Interest	Average Rate
	(dollars in thousands)
INTEREST-EARNING ASSETS
Securities (1)
Taxable	$132,471	$2,690	2.03%
Non-taxable (2)	60,107	2,816	4.68%
Loans (3, 4)	299,379	15,248	5.09%
Other	29,793	102	0.34%
Total interest-earning assets	$521,750	20,856	4.00%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$212,464	304	0.14%
Time deposits	180,110	1,838	1.02%
Junior subordinated deferrable interest debentures	10,300	353	3.43%
Other borrowings	21,589	754	3.49%
Total interest-bearing liabilities	$424,463	3,249	0.77%

Net interest income, tax equivalent basis		$17,607

Net interest income as a percent of average interest-earning assets			3.38%

(1)

Securities include securities available-for-sale, which are carried at fair value, and FHLB stock carried at cost. The average balance includes monthly average balances of fair value adjustments and daily average balances for the amortized cost of securities.

(2)	Computed on tax equivalent basis for non-taxable securities (34% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans.
(4)	Interest income on loans includes fees of $798,786.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2012 Average Balance	Interest	Average Rate
	(dollars in thousands)
INTEREST-EARNING ASSETS
Securities (1)
Taxable	$121,376	$2,777	2.29%
Non-taxable (2)	46,390	2,708	5.84%
Loans (3, 4)	325,114	17,922	5.51%
Other	37,671	114	0.30%
Total interest-earning assets	$530,551	23,521	4.43%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$194,590	286	0.15%
Time deposits	208,982	3,062	1.47%
Junior subordinated deferrable interest debentures	10,300	368	3.57%
Other borrowings	27,488	960	3.49%
Total interest-bearing liabilities	$441,360	4,676	1.06%

Net interest income, tax equivalent basis		$18,845

Net interest income as a percent of average interest-earning assets			3.55%

(1)

Securities include securities available-for-sale, which are carried at fair value, and FHLB stock carried at cost. The average balance includes monthly average balances of market value adjustments and daily average balances for the amortized cost of securities.

(2)	Computed on tax equivalent basis for non-taxable securities (34% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans.
(4)	Interest income on loans includes fees of $1,213,462.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2011 Average Balance	Interest	Average Rate
	(dollars in thousands)
INTEREST-EARNING ASSETS
Securities available-for-sale (1)
Taxable	$104,755	$3,257	3.11%
Non-taxable (2)	46,981	2,933	6.24%
Loans (3, 4)	360,669	21,198	5.88%
Other	41,884	99	0.24%
Total interest-earning assets	$554,289	27,487	4.96%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$171,142	249	0.15%
Time deposits	256,953	5,291	2.06%
Junior subordinated deferrable interest debentures	10,300	350	3.40%
Other borrowings	41,058	1,436	3.50%
Total interest-bearing liabilities	$479,453	7,326	1.53%

Net interest income, tax equivalent basis		$20,161

Net interest income as a percent of average interest-earning assets			3.64%

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

C.

The following tables set forth the effect of volume and rate changes on interest income and expenses for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

Volume variance - change in volume multiplied by the previous year’s rate.

Rate variance - change in rate multiplied by the previous year’s volume.

Rate/volume variance - change in volume multiplied by the change in rate.

●	This variance was allocated to volume variances and rate variances in proportion to the relationship of the absolute dollar amount of the change in each.

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.

	2013/2012
	Total	Variance Attributable To
	Variance	Volume	Rate
	(dollars in thousands)
INTEREST INCOME
Securities -
Taxable	$(87)	$241	$(328)

Non-taxable	108	706	(598)

Loans	(2,674)	(1,364)	(1,310)

Other	(12)	(26)	14

Subtotal	(2,665)	(443)	(2,222)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	18	26	(8)

Time deposits	(1,223)	(383)	(840)

Junior subordinated deferrable interest debentures	(15)	-	(15)

Other borrowings	(206)	(206)	-

Subtotal	(1,426)	(563)	(863)

NET INTEREST INCOME	$(1,239)	$120	$(1,359)

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2012/2011
	Total	Variance Attributable To
	Variance	Volume	Rate
	(dollars in thousands)
INTEREST INCOME
Securities -
Taxable	$(480)	$466	$(946)

Non-taxable	(225)	(37)	(188)

Loans	(3,276)	(2,010)	(1,266)

Other	15	(11)	26

Subtotal	(3,966)	(1,592)	(2,374)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	37	34	3

Time deposits	(2,229)	(876)	(1,353)

Junior subordinated deferrable interest debentures	18	-	18

Other borrowings	(476)	(474)	(2)

Subtotal	(2,650)	(1,316)	(1,334)

NET INTEREST INCOME	$(1,316)	$(276)	$(1,040)

II.	INVESTMENT PORTFOLIO

A.	The carrying amounts of securities available-for-sale as of December 31 are summarized as follows:

	2013	2012	2011
	(dollars in thousands)
U.S. Government agency securities	$12,333	$15,554	$7,521
Obligations of states and political subdivisions	66,540	53,919	49,311
Mortgage-backed securities	117,472	107,607	94,599
Other	735	528	525
	$197,080	$177,608	$151,956

The above excludes Federal Home Loan Bank stock amounting to $4,893,800 in 2013, 2012, and 2011.

B.	The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2013 are as follows (1):

		Maturing
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years
	(dollars in thousands)
Agencies	$-	$8,489	$3,844	$-
Obligations of states and political subdivisions	2,450	6,295	34,169	23,626
Mortgage-backed securities (2)	-	726	10,858	105,888

	$2,450	$15,510	$48,871	$129,514

		Weighted Average Yield
Agencies	-	1.04%	1.58%	-
Obligations of states and political subdivisions	3.97%	3.74%	2.86%	3.54%
Mortgage-backed securities (2)	-	4.51%	2.77%	2.50%

Weighted Average Yield - Portfolio	3.97%	2.30%	2.74%	2.69%

(1)	Table excludes Federal Home Loan Bank stock and $735,036 of securities having no maturity date.
(2)	Maturity based upon estimated weighted-average life.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.	There were no securities which exceeded 10% of shareholders’ equity at December 31, 2013.

III.	LOAN PORTFOLIO

A.	Types of Loans – Total loans, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	2013	2012	2011	2010	2009
	(dollars in thousands)
Commercial and agricultural	$235,152	$241,730	$270,454	$305,657	$286,485
Real estate mortgage	56,651	61,276	64,888	70,331	107,515
Consumer loans	3,934	4,396	5,358	7,919	13,815
	$295,737	$307,402	$340,700	$383,907	$407,815

Real estate mortgage loans include real estate construction loans of $3.6 million in 2013, $2.6 million in 2012, $5.3 million in 2011, $6.5 million in 2010, and $4.8 million in 2009. There were no lease financing receivables in any year.

CONCENTRATIONS OF CREDIT RISK – The Corporation’s depository institution subsidiary grants commercial, real estate, installment, and credit card loans to customers primarily located in Northwestern and West Central Ohio. Commercial loans include loans collateralized by business assets and agricultural loans collateralized by farm equipment. As of December 31, 2013, commercial and agricultural loans make up 79.51% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses. As of December 31, 2013, real estate mortgage loans make up 19.16% of the loan portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 2013, consumer loans to individuals make up 1.33% of the loan portfolio and are primarily collateralized by consumer assets.

B.

Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2013 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing	Commercial and Agricultural
(dollars in thousands)

Within one year	$30,608
After one year but within five years	34,961
After five years	169,583
$235,152

III.	LOAN PORTFOLIO (CONTINUED)

	Interest Sensitivity
	Fixed Rate	Variable Rate	Total
	(dollars in thousands)
Due after one year but within five years	$20,284	$14,677	$34,961
Due after five years	9,481	160,102	169,583
	$29,765	$174,779	$204,544

C.	Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans – The following table summarizes non-accrual, past due, restructured and impaired loans at December 31:

	2013	2012	2011	2010	2009
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$6,511	$17,171	$21,700	$16,497	$12,937

(b) Loans contractually past due 90 days or more as to interest or principal payments and still accruing interest	37	25	55	126	2,456

(c) Loans not included in (a) or (b) which are "Troubled Debt Restructurings" as defined by accounting principles generally accepted in the United States of America	201	2,139	4,479	3,092	-

	$6,749	$19,355	$26,234	$19,715	$15,393

The following is reported for the year ended December 31:

	2013	2012	2011	2010	2009
	(dollars in thousands)
Gross interest income that would have been recorded on non-accrual loans outstanding if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period	$633	$1,143	$1,438	$987	$1,015

Interest income actually recorded on non-accrual loans and included in net income for the period	-	-	-	-	-

Interest income not recognized during the period	$633	$1,143	$1,438	$987	$1,015

III.	LOAN PORTFOLIO (CONTINUED)

1.	Discussion of the non-accrual policy

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

As of December 31, 2013, in addition to the $6.7 million of loans reported under Item III C, there are approximately $9.5 million of other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III C at some future date. Consideration was given to loans classified for regulatory purposes as substandard or special mention that have not been disclosed in Item III C above.

3.	Foreign outstandings

None.

4.	Loan concentrations

At December 31, 2013, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated $38,343,403. At December 31, 2013, there were four borrowers with loans totaling $1,317,020 in agricultural loans, which were accounted for on a non-accrual basis; and there were no accruing agricultural commercial loans which were contractually past due 90 days or more as to interest or principal payments.

D.	Other interest-bearing assets

As of December 31, 2013, there were no other interest-bearing assets that are required to be disclosed.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2013	2012	2011	2010	2009
	(dollars in thousands)
LOANS
Loans outstanding at end of period (1)	$295,737	$307,402	$340,700	$383,907	$407,815
Average loans outstanding during period (1)	$299,379	$325,114	$360,669	$398,378	$417,913
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$6,918	$8,543	$8,017	$4,804	$3,198
Loans charged off -
Commercial and agricultural	(2,614)	(2,103)	(3,635)	(3,107)	(5,471)
Real estate mortgage	(4)	(144)	(515)	(494)	(431)
Consumer loans to individuals	(23)	(14)	(88)	(223)	(366)
	(2,641)	(2,261)	(4,238)	(3,824)	(6,268)
Recoveries of loans previously charged off -
Commercial and agricultural	541	379	162	282	53
Real estate mortgage	11	14	142	95	17
Consumer loans	18	43	85	110	279
	570	436	389	487	349
Net loans charged off	(2,071)	(1,825)	(3,849)	(3,337)	(5,919)
Provision for loan losses	(833)	200	4,375	6,550	7,525

Balance at end of period	$4,014	$6,918	$8,543	$8,017	$4,804

Ratio of net charge-offs during the period to average loans outstanding during the period	0.69%	0.56%	1.07%	0.84%	1.42%

(1)	Including loans held for sale.

The amount of loan charge-offs and recoveries fluctuate from year to year due to various factors relating to the condition of the general economy and specific business segments. The 2013 loan charge-offs included nine commercial or agricultural credits, with the largest individual charge-off being $1,269,000. The 2012 loan charge-offs included twenty-three commercial or agricultural credits, with the largest individual charge-off being $509,000. The 2011 loan charge-offs included twenty-seven commercial or agricultural credits, with the largest individual charge-off being $1,400,000. The 2010 loan charge-offs included nine commercial or agricultural credits, with the largest individual charge-off being $585,000. The 2009 loan charge-offs included one commercial credit amounting to $3,600,000 whose business operations ceased during the fourth quarter of 2009. The Corporation incurred $231,000 of additional charge-offs in 2010 related to the credit. In addition, 2009 net-loan charge-offs included five other commercial and/or commercial real estate credits, with the largest individual credit charge-off being $775,000.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

The Corporation recognized a negative provision for loan losses of $833,000 in 2013. Problem and potential problem loans aggregated $16.2 million at December 31, 2013 compared to $34.2 million at December 31, 2012. The Corporation will continue to monitor the credit quality of its loan portfolio, and especially the quality of those credits identified as problem or potential problem credits, to ensure the allowance for loan losses is maintained at an appropriate level.

The allowance for loan losses balance and the provision for loan losses are judgmentally determined by management based upon periodic reviews of the loan portfolio. In addition, management considered the level of charge-offs on loans as well as the fluctuations of charge-offs and recoveries on loans including the factors which caused these changes. Estimating the risk of loans and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral value, and other factors and estimates which are subject to change over time.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	(dollars in thousands)
	December 31, 2013		December 31, 2012
Commercial and agricultural	$3,651	79.5%	$6,269	78.7%
Real Estate mortgages	345	19.2%	602	19.9%
Consumer loans to individuals	18	1.3%	47	1.4%
	$4,014	100.0%	$6,918	100.0%

	December 31, 2011		December 31, 2010
Commercial and agricultural	$7,444	79.4%	$7,134	79.6%
Real Estate mortgages	999	19.0%	323	18.3%
Consumer loans to individuals	100	1.6%	125	2.1%
Unallocated	-	-	435	-
	$8,543	100.0%	$8,017	100.0%

	December 31, 2009
Commercial and agricultural	$3,714	70.2%
Real Estate mortgages	379	26.4%
Consumer loans to individuals	277	3.4%
Unallocated	434	-
	$4,804	100.0%

The allowance for loan losses at December 31, 2013 included specific reserves for impaired loans amounting to $179,000 compared to $2,922,000 at December 31, 2012.

While the periodic analysis of the adequacy of the allowance for loan losses may require management to allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.	DEPOSITS

Deposits have traditionally been the Corporation’s primary funding source for use in lending and other investment activities. In addition to deposits, the Corporation derives funds from interest and principal repayments on loans and income from other earning assets. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows tend to fluctuate in response to economic conditions and interest rates. Deposits are attracted principally from within the Corporation's designated market area by offering a variety of deposit instruments, including regular savings accounts, demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, term certificate accounts, and individual retirement accounts ("IRAs"). Interest rates paid, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by the Corporation’s management based on the Corporation's liquidity requirements, growth goals, and market trends. From time to time, the Corporation may also acquire brokered deposits. The amount of deposits from outside the Corporation’s market area is not significant.

A.&B.	The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	(dollars in thousands)
	2013 Average Amount	2013 Average Rate	2012 Average Amount	2012 Average Rate

Savings and interest-bearing demand deposits	$212,464	0.14%	$194,590	0.15%
Time deposits	180,110	1.02%	208,982	1.47%
Demand deposits (non-interest bearing)	69,794	-	60,876	-
	$462,368		$464,448

	2011 Average Amount	2011 Average Rate

Savings and interest-bearing demand deposits	$171,142	0.15%
Time deposits	256,953	2.06%
Demand deposits (non-interest bearing)	53,505	-
	$481,600

C.&E.     There were no foreign deposits in any periods presented.

V.	DEPOSITS (CONTINUED)

D.	Maturities of certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2013 are summarized as follows:

Three months or less	$5,965
Over three months and through six months	7,079
Over six months and through twelve months	13,744
Over twelve months	26,854

$53,642

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2013	2012	2011
	(dollars in thousands)

Average total assets	$561,757	$568,466	$593,465

Average shareholders' equity (1)	$63,364	$62,034	$57,429

Net income	$4,641	$4,485	$2,943

Cash dividends declared	$689	$172	$-

Return on average total assets	0.83%	0.79%	0.50%

Return on average shareholders' equity	7.33%	7.23%	5.12%

Dividend payout ratio (2)	14.85%	3.84%	-

Average shareholders' equity to average total assets	11.28%	10.91%	9.68%

(1)	Average shareholders’ equity includes average unrealized gains or losses on securities available-for-sale.
(2)	Dividends declared divided by net income.

VII.	SHORT-TERM BORROWINGS

The Corporation has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs. At December 31, 2013, the Corporation did not have any federal funds purchased, out of the $49.0 million available under such lines. The Corporation also uses repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Corporation from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2013, the Corporation had $4,600,000 of repurchase agreements.

The following table sets forth the maximum month-end balance for the Corporation’s outstanding short-term borrowings (federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest for 2013, 2012, and 2011.

	2013	2012	2011
	(dollars in thousands)

Balance at year-end	$4,600	$5,057	$5,216
Maximum balance at month-end during the period	$4,600	$5,164	$6,784
Average balance	$4,226	$4,126	$5,372
Weighted average interest rate	0.14%	0.17%	0.14%

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

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, capitalize on growth opportunities as they arise, or pay dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances.  Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operation and access to other funding sources.  Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or regulatory action that limits or eliminates our access to alternate funding sources. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as disruption of the financial markets or negative expectations about the prospects for the financial services industry as a whole.

Changes in accounting standards could impact the Corporation’s reported earnings.

Current accounting and tax rules, standards, policies and interpretations influence the methods by which financial institutions conduct business and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on the Corporation, such as bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and various taxing authorities, responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies and interpretations governing financial reporting and disclosure. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. The Corporation’s financial condition and results of operations may be adversely affected by a change in accounting standards.

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

Generally, customers of the Corporation may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within such customers’ discretion. If customers prepay the principal amount of their loans, and the Corporation is unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, the Corporation’s interest income will be reduced. A significant reduction in interest income could have a negative impact on the Corporation’s results of operations and financial condition.

The Corporation may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

The Corporation generally sells the fixed rate long-term residential mortgage loans it originates on the secondary market and retains adjustable rate mortgage loans for its portfolios. In response to the financial crisis, the Corporation believes that purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser's purchase criteria. As a result, the Corporation may face increasing pressure from historical purchasers of its residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and the Corporation may face increasing expenses to defend against such claims. If the Corporation is required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if the Corporation incurs increasing expenses to defend against such claims, its financial condition and results of operations would be negatively affected. Additionally, such actions would lower the Corporation’s capital ratios as a result of increased assets and reduced income through expenses and any losses incurred.

The Dodd-Frank Act may adversely impact the Corporation’s results of operations, financial condition or liquidity.

The Dodd-Frank Act, enacted in 2010, is complex and several of its provisions are still being implemented. The Dodd-Frank Act established the Consumer Financial Protection Bureau, which has extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk. In addition, the Dodd-Frank Act altered the authority and duties of the federal banking and securities regulatory agencies, implemented certain corporate governance requirements for all public companies including financial institutions with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions, and restricted certain proprietary trading and hedge fund and private equity activities of banks and their affiliates. The Dodd-Frank Act also required the issuance of numerous regulations, many of which have not yet been issued. The regulations will continue to take effect over several more years, continuing to make it difficult to anticipate the overall impact.

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

The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

●	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

●	The ability to expand the Corporation’s market position.

●	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

●	The rate at which the Corporation introduces new products and services relative to its competitors.

●	Customer satisfaction with the Corporation’s level of service.

●	Industry and general economic trends.

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

Severe Weather, Natural Disasters, Acts of War Or Terrorism And Other External Events Could Significantly Impact The Corporation’s Business

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

Risks Associated with the Corporation’s Common Stock

The Corporation’s Stock Price Can Be Volatile

Stock price volatility may make it more difficult for stockholders to resell their common stock at prices they find attractive. The Corporation’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

●	Actual or anticipated variations in quarterly results of operations.

●	Recommendations by securities analysts.

●	Operating and stock price performance of other companies that investors deem comparable to the Corporation.

●	News reports relating to trends, concerns and other issues in the financial services industry.

●	Perceptions in the marketplace regarding the Corporation and/or its competitors.

●	New technology uses, or services offered, by competitors.

●	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Corporation or its competitors.

●	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

●	Changes in government regulations.

●	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Corporation’s stock price to decrease regardless of operating results.

An Investment in the Corporation’s Common Stock is NOT an Insured Deposit

The Corporation’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Corporation’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in many companies. As a result, individuals that acquire the Corporation’s common stock may lose some or all of their investment.

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

Item 1B.     Unresolved Staff Comments

Not applicable

Item 2.       Properties

The following is a listing and brief description of the properties owned by the Corporation and the Bank and used in its business:

1.	The main office is a two-story brick building located at 100 South High Street, Columbus Grove, Ohio. The building was constructed in approximately 1900 and contains approximately 7,300 square feet.

2.	A full service branch office is located at 110 East North Street, Kalida, Ohio. The building was constructed in 1994 and contains approximately 2,200 square feet.

3.	A full service branch office is located at 3211 Elida Road, Lima, Ohio. The building was constructed in 1994 and contains approximately 4,000 square feet.

4.	A full service branch office is located at 1410 Bellefontaine Avenue, Lima, Ohio. The building was constructed in 1998 and contains approximately 4,500 square feet.

5.	A drive-thru facility containing approximately 900 square feet located at 101 Progressive Drive, Columbus Grove, Ohio was completed and opened in February 2007.

6.

Two buildings located at 102 - 106 South High Street, Columbus Grove, Ohio were constructed in approximately 1930. They are both two-story buildings and together contain approximately 16,100 square feet. These facilities are used to house the operations areas of the Bank.

7.	A full service branch office is located at 318 South Belmore Street, Leipsic, Ohio. It was constructed in 2001 and contains approximately 3,100 square feet.

8.

A full service branch office is located at 114 East 3rd Street, Delphos, Ohio. The building was acquired as part of the Citizens Bank of Delphos Acquisition in 2001 and contains approximately 6,100 square feet.

9.

A full service branch office is located at 132 East Front Street, Pemberville, Ohio. The building was acquired as part of the RFCBC branch Acquisition in March 2003 and contains approximately 6,400 square feet.

10.

A full service branch office is located at 230 West Madison Street, Gibsonburg, Ohio. The building was acquired as part of the RFCBC branch Acquisition in March 2003 and contains approximately 2,300 square feet.

11.

A full service branch office is located at 1300 North Main Street, Bowling Green, Ohio. Construction was completed during the third quarter of 2007, and the building contains approximately 3,200 square feet.

12.	A full service branch office is located at 245 West Main Street, Ottawa, Ohio. The building was completed and opened during the fourth quarter of 2008, and contains approximately 3,100 square feet.

13.

A full service branch office is located at 701 Shawnee Road, Lima, Ohio. The building was constructed in 1964 and contains approximately 2,500 square feet. The building was purchased, renovated and opened in December 2008.

14.

A full service branch office is located at 1500 Bright Road, Findlay, Ohio. The building was acquired as part of The Home Savings and Loan Company branch acquisition in March 2010 and contains approximately 3,200 square feet.

All of the properties are suitable for their intended use.

Item 3.       Legal Proceedings

As of March 19, 2014, there are no pending legal proceedings to which the Corporation or its subsidiary are a party or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiary are a party incident to its banking business. None of such proceedings are considered by the Corporation to be material.

Item 4.       Mine Safety Disclosures

Not applicable

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) None.

(b) None.

(c) The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2013:

Period	Total number of shares purchased	Average price paid per share	Total Number shares purchased as part of publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program(i)
10/01/13-10/31/13	None	-	214,558	185,442
11/01/13 - 11/30/13	None	-	214,558	185,442
12/01/13 - 12/31/13	5,000	$14.44	219,558	380,442

(i) A stock repurchase program (“Plan”) was announced on July 29, 2005 (100,000 shares authorized) and expanded by 100,000 shares on December 23, 2005, 200,000 shares on March 20, 2007, and 200,000 shares on December 17, 2013. The Plan authorizes the Corporation to repurchase up to 600,000 of the Corporation’s common shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2013 (“Annual Report”), which is included herein as Exhibit 13.

Item 6.       Selected Financial Data

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2013 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from page 4 through 18 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2013 (“Annual Report”), which is included herein as Exhibit 13.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference from page 18 through 19 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2013 (“Annual Report”), which is included herein as Exhibit 13.

Item 8.       Financial Statements and Supplementary Data

The information required herein is incorporated by reference from page 22 through 65 of United Bancshares’ Annual Report to Shareholders for 2013 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 15d-15(e) of the Securities Exchange Act of 1934. An evaluation was performed under the supervision, and with the participation, of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2013. Based on the results of the evaluation, and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Management assessed the Corporation’s internal controls as of December 31, 2013, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2013, the Corporation’s internal control over financial reporting met the criteria.

There were no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required herein concerning Directors and Executive Officers is contained under the captions “Election of Directors” and “Directors and Executive Officers” of the Corporation’s definitive proxy statement dated March 19, 2014, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the caption “Audit Committee Report” of the Corporation’s definitive proxy statement dated March 19, 2014, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s procedures for the nomination of Directors is contained under the caption “Committees of the Board of Directors” in the Corporation’s definitive proxy statement dated March 19, 2014, which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement dated March 19, 2014, which is incorporated herein by reference.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to the Corporation’s Chief Executive Officer, Chief Financial Officer, and other Senior Financial Officers. The Board of Directors reviews the Code of Ethics annually with the most recent review performed in February 2014. A copy of the Code of Ethics is available on the Corporation’s website at www.theubank.com.

Item 11.     Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Directors and Executive Officers” in the Corporation’s definitive proxy statement dated March 19, 2014, which is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Voting Securities” in the Corporation’s definitive proxy statement dated March 19, 2014, which is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

In the ordinary course of conducting its business, the Corporation, for itself or through its bank subsidiary, may engage in transactions with the directors, employees, and managers of the Corporation or of the subsidiary which may include, but not be limited to, loans. As required by and in compliance with Ohio banking law, all banking transactions with directors, employees or managers of the Corporation are conducted on the same basis and terms as would be provided to any other bank customer and do not involve more than the normal risk of collectability or present any other unfavorable features.

Information required by this item concerning director independence is contained under the caption “Board of Directors Independence” in the Corporation’s definitive proxy statement dated March 19, 2014, which is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement dated March 19, 2014, which is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements (and reports thereon) are set forth on pages 22 through 65 of the Corporation’s 2013 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2013 and 2012

Consolidated Statements of Income - Years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive Income - Years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Shareholders' Equity - Years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012, and 2011

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of SEC Regulation S-K) in this filing:

Exhibit No.
3.1	Articles of Incorporation	(1)
3.2	Regulations	(1)
10	Material Contracts
10.1	Preferred Trust Securities, Placement and Debenture agreements	(2)
10.2	Agreement – Brian D. Young	(4)
10.3	Salary Continuation Agreement - Brian D. Young	(2)
10.4	Salary Continuation Agreement – Heather M. Oatman	(6)
10.6	Change in Control Agreement – Diana L. Engelhardt	(7)
13	2013 Annual Report to Shareholders	(3)
21	Subsidiaries	(3)
23	Consent of Independent Registered Public Accounting Firm	(3)
31.1	Rule 13a-14(a)/15d-14(a) CEO's Certification	(3)

31.2	Rule 13a-14(a)/15d-14(a) CFO's Certification	(3)

32.1	Section 1350 CEO's Certification	(3)

32.2	Section 1350 CFO's Certification	(3)

99	Safe Harbor under The Private Securities Litigation Reform Act of 1995	(3)

101.INS	XBRL Instance Document (a)	(3)
101.SCH	XBRL Taxonomy Extension Schema	(3)
101.CAL	XBRL Taxonomy Extension Calculation	(3)
101.DEF	XBRL Taxonomy Extension Definition	(3)
101.LAB	XBRL Taxonomy Extension Label	(3)
101.PRE	XBRL Taxonomy Extension Presentation	(3)

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

Date: March 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BRIAN D. YOUNG Brian D. Young	Director	March 19, 2014

/s/ JAMES N. REYNOLDS James N. Reynolds	Director	March 19, 2014

/s/ H. EDWARD RIGEL H. Edward Rigel	Director	March 19, 2014

/s/ R. STEVEN UNVERFERTH R. Steven Unverferth	Director	March 19, 2014

/s/ ROBERT L. BENROTH Robert L. Benroth	Director	March 19, 2014

/s/ DAVID P. ROACH David P. Roach	Director	March 19, 2014

/s/ DANIEL W. SCHUTT Daniel W. Schutt	Director	March 19, 2014