Form 10-Q
period 2014-03-31
UNITED BANCSHARES INC/OH
filed 2014-04-24
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes          No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 19, 2014: 3,431,364

This document contains 42 pages. The Exhibit Index is on page 36 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$8,938,457	$13,698,325
Interest-bearing deposits in other banks	4,949,015	8,709,133
Total cash and cash equivalents	13,887,472	22,407,458

SECURITIES, available-for-sale	199,687,648	197,079,925
FEDERAL HOME LOAN BANK STOCK, at cost	4,144,200	4,893,800
CERTIFICATES OF DEPOSIT	2,739,000	2,739,000
LOANS HELD FOR SALE	537,136	423,720

LOANS	301,139,746	295,313,069
Less allowance for loan losses	(3,950,542)	(4,014,391)
Net loans	297,189,204	291,298,678

PREMISES AND EQUIPMENT, net	9,095,308	9,165,532
GOODWILL	8,554,979	8,554,979
CORE DEPOSIT INTANGIBLE ASSETS, net	122,571	132,786
CASH SURRENDER VALUE OF LIFE INSURANCE	14,268,323	14,173,138
OTHER REAL ESTATE OWNED	483,999	667,954
OTHER ASSETS, including accrued interest and intangible assets	4,177,077	4,697,774
TOTAL ASSETS	$554,886,917	$556,234,744

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing	$71,405,213	$86,752,995
Interest bearing	389,673,963	381,247,070
Total deposits	461,079,176	468,000,065

Other borrowings	16,064,533	12,100,552
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Other Liabilities	2,969,979	2,826,262
Total liabilities	490,413,688	493,226,879

SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value. Authorized 10,000,000 shares; issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,664,728	14,663,861
Retained earnings	51,193,044	50,807,689
Accumulated other comprehensive loss	(113,075)	(1,358,205)
Treasury stock 329,193 shares at March 31, 2014 and 318,506 shares at December 31, 2013, at cost	(5,032,025)	(4,866,037)
Total shareholders' equity	64,473,229	63,007,865
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$554,886,917	$556,234,744

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
	2014	2013
INTEREST INCOME
Loans, including fees	$3,649,622	$3,720,951
Securities:
Taxable	652,068	577,123
Tax-exempt	481,767	452,961
Other	75,084	83,324
Total interest income	4,858,541	4,834,359

INTEREST EXPENSE
Deposits	502,300	543,410
Other borrowings	167,999	273,206
Total interest expense	670,299	816,616

NET INTEREST INCOME	4,188,242	4,017,743

Provision for loan losses	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,188,242	4,017,743

NON-INTEREST INCOME
Gain on sales of loans	54,249	217,905
Gain on sales of securities	1,752	129,220
Change in fair value of mortgage servicing rights	(53,391)	56,429
Other	812,042	721,694
Total non-interest income	814,652	1,125,248

NON-INTEREST EXPENSES	3,945,735	3,766,367

INCOME BEFORE INCOME TAXES	1,057,159	1,376,624
Provision for income taxes	156,000	279,000
NET INCOME	$901,159	$1,097,624

NET INCOME PER SHARE
Basic	$0.26	$0.32
Weighted average common shares outstanding	3,436,519	3,446,717

Diluted	$0.26	$0.32
Weighted average common shares outstanding	3,436,519	3,446,717

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
	2014	2013

NET INCOME	$901,159	$1,097,624

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on securities:
Unrealized holding gains (losses) during period	1,888,313	(1,055,083)
Reclassification adjustments for gains included in net income	(1,752)	(129,220)
Other comprehensive income (loss), before income taxes	1,886,561	(1,184,303)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(641,431)	402,663

Other comprehensive income (loss)	1,245,130	(781,640)

COMPREHENSIVE INCOME	$2,146,289	$315,984

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three months ended March 31, 2014 and 2013

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2013	$3,760,557	$14,663,861	$50,807,689	$(1,358,205)	$(4,866,037)	$63,007,865

Net income			901,159			901,159
Other comprehensive income				1,245,130		1,245,130
Dividends declared ($0.15 per share)			(515,804)			(515,804)
Repurchase of 11,000 shares					(170,770)	(170,770)
313 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		867			4,782	5,649
BALANCE AT MARCH 31, 2014	$3,760,557	$14,664,728	$51,193,044	$(113,075)	$(5,032,025)	$64,473,229

BALANCE AT DECEMBER 31, 2012	$3,760,557	$14,661,664	$46,855,865	$3,697,363	$(4,805,244)	$64,170,205
Net income			1,097,624			1,097,624
Other comprehensive income (loss)				(781,640)		(781,640)
Dividends declared ($0.05 per share)			(172,337)			(172,337)
441 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		1,181			6,743	7,924
BALANCE AT MARCH 31, 2013	$3,760,557	$14,662,845	$47,781,152	$2,915,723	$(4,798,501)	$64,321,776

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2014	2013

Cash flows provided by operating activities	$1,193,401	$1,864,872

Cash flows used by investing activities:
Proceeds from calls or maturities of securities	8,005,297	11,360,439
Proceeds from sales of available-for-sale securities	-	8,821,116
Purchases of available-for-sale securities	(8,896,107)	(27,070,210)
Net (increase) decrease in loans	(5,890,526)	3,528,897
Proceeds from sale of FHLB stock	749,600	-
Proceeds from sale of other real estate owned	-	650,046
Expenditures for premises and equipment	(43,818)	(98,417)
Net cash used by investing activities	(6,075,554)	(2,808,129)

Cash flows used by financing activities:
Net change in deposits	(6,920,889)	(1,422,477)
Long-term borrowings, net of repayments	3,963,981	(757,917)
Proceeds from issuance of common stock	5,649	7,924
Repurchase of common stock	(170,770)	-
Cash dividends paid	(515,804)	(172,337)
Net cash used by financing activities	(3,637,833)	(2,344,807)

Net change in cash and cash equivalents	(8,519,986)	(3,288,064)
Cash and cash equivalents:
At beginning of period	22,407,458	49,911,807
At end of period	$13,887,472	$46,623,743

Cash paid for:
Interest	$691,692	$802,116
Income taxes	$-	$150,000

Non-cash investing activities:
Change in net unrealized gain (loss) on available-for-sale securities	$1,888,313	$(1,055,083)

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The balance sheet as of December 31, 2013 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The FASB issued ASU 2013-11 to eliminate the diversity in the presentation of unrecognized tax benefits in those instances. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Corporation has determined the provisions for ASU 2013-11 did not have a material impact on the financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of March 31, 2014 and December 31, 2013 are as follows (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government and agencies	$11,638	$11,424	$12,637	$12,333
Obligations of states and political subdivisions	65,654	66,512	66,585	66,540
Mortgage-backed	121,816	121,013	119,164	117,472
Other	752	739	752	735

Total	$199,860	$199,688	$199,138	$197,080

A summary of gross unrealized gains and losses on available-for-sale securities as of March 31, 2014 and December 31, 2013 follows (dollars in thousands):

	March 31, 2014		December 31, 2013
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
U.S. Government and agencies	$1	$215	$-	$304
Obligations of states and political subdivisions	1,477	619	1,113	1,158
Mortgage-backed	1,295	2,098	1,165	2,857
Other	-	13	-	17

Total	$2,773	$2,945	$2,278	$4,336

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

NOTE 4 – LOANS

The following table presents the activity in the allowance for loan losses by portfolio segment for the periods ending March 31, 2014 and 2013:

	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2013	$305,434	$3,346,286	$344,803	$17,868	$4,014,391
Provision charged to expenses	(16,895)	14,199	1,492	1,204	-
Losses charged off	-	(65,050)	-	(7,299)	(72,349)
Recoveries	4,048	-	-	4,452	8,500

Balance at March 31, 2014	$292,587	$3,295,435	$346,295	$16,225	$3,950,542

	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2012	$1,027,837	$5,240,175	$602,291	$47,302	$6,917,605
Provision charged to expenses	(213,665)	313,335	(83,719)	(15,951)	-
Losses charged off	-	(1,007,834)	-	(4,756)	(1,012,590)
Recoveries	8,547	-	-	9,096	17,643

Balance at March 31, 2013	$822,719	$4,545,676	$518,572	$35,691	$5,922,658

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods ending March 31, 2014 and December 31, 2013:

March 31, 2014	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$-	$195,780	$-	$-	$195,780
Collectively evaluated for impairment	292,587	3,099,655	346,295	16,225	3,754,762

Total allowance for loan losses	$292,587	$3,295,435	$346,295	$16,225	$3,950,542
Loans:
Individually evaluated for impairment	$401,028	$2,311,285	$80,537	$-	$2,792,850
Collectively evaluated for impairment	52,433,958	185,204,858	57,034,117	3,673,963	298,346,896

Total ending loans balance	$52,834,986	$187,516,143	$57,114,654	$3,673,963	$301,139,746

December 31, 2013	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$-	$179,016	$-	$-	$179,016
Collectively evaluated for impairment	305,434	3,167,270	344,803	17,868	3,835,375

Total allowance for loan losses	$305,434	$3,346,286	$344,803	$17,868	$4,014,391
Loans:
Individually evaluated for impairment	$401,028	$2,316,969	$81,437	$-	$2,799,434
Collectively evaluated for impairment	50,904,208	181,529,447	56,146,111	3,933,869	292,513,635

Total ending loans balance	$51,305,236	$183,846,416	$56,227,548	$3,933,869	$295,313,069

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

Impaired loans were as follows as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Loans with no allowance for loan losses allocated	$2,138,303	$2,139,203
Loans with allowance for loan losses allocated	654,547	660,231

Total impaired loans	$2,792,850	$2,799,434

Amount of the allowance allocated to impaired loans	$195,780	$179,016

The average recorded investment in impaired loans for the three month periods ended March 31, 2014 and 2013 was approximately $2.8 million and $15.1 million, respectively. There was approximately $13,000 and $60,000 in interest income recognized by the Corporation on impaired loans on an accrual or cash basis for the three month periods ended March 31, 2014 and 2013, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Recorded investment	Allowance for loan losses allocated	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$-	$-	$-	$-
Agriculture	401,028	-	401,028	-
Commercial and multi-family real estate	1,007,702	-	1,007,702	-
Agricultural real estate	649,036	-	649,036	-
Residential real estate	80,537	-	81,437	-
With an allowance recorded:
Commercial and multi-family real estate	654,547	195,780	660,231	179,016

Total	$2,792,850	$195,780	$2,799,434	$179,016

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

The following table presents the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and troubled debt restructurings by class of loans as of March 31, 2014 and December 31, 2013:

March 31, 2014	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$-	$-	$-
Commercial real estate	3,101,517	-	-
Agriculture	401,028	-	-
Agricultural real estate	876,907	-	-
Consumer	21,821	1,085	-
Residential real estate	1,535,230	77,372	156,302

Total	$5,936,503	$78,457	$156,302

December 31, 2013	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$294,475	$-	$294,475
Commercial real estate	2,966,751	-	43,508
Agriculture	401,028	-	-
Agricultural real estate	915,992	-	-
Consumer	7,551	3,112	-
Residential real estate	1,925,627	33,758	157,715

Total	$6,511,424	$36,870	$495,698

The nonaccrual balances in the table above include troubled debt restructurings that have been classified as nonaccrual.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2014 by class of loans:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Loans not past due	Total
Commercial	$161,948	$-	$-	$161,948	$40,912,747	$41,074,695
Commercial real estate	423,797	534,015	2,250,883	3,208,695	159,352,259	162,560,954
Agriculture	-	-	401,028	401,028	11,359,263	11,760,291
Agricultural real estate	-	19,342	793,422	812,764	24,142,425	24,955,189
Consumer	44,220	29,759	22,906	96,885	3,577,078	3,673,963
Residential real estate	1,813,696	53,364	642,866	2,509,926	54,604,728	57,114,654

Total	$2,443,661	$636,480	$4,111,105	$7,191,246	$293,948,500	$301,139,746

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Loans not past due	Total
Commercial	$149,250	$4,021	$-	$153,271	$37,952,459	$38,105,730
Commercial real estate	223,934	115,269	2,465,193	2,804,396	155,898,123	158,702,519
Agriculture	-	-	401,028	401,028	12,798,477	13,199,505
Agricultural real estate	508,125	-	805,868	1,313,993	23,829,905	25,143,898
Consumer	68,583	24,514	10,663	103,760	3,830,109	3,933,869
Residential real estate	1,420,956	930,154	479,098	2,830,208	53,397,340	56,227,548

Total	$2,370,848	$1,073,958	$4,161,850	$7,606,656	$287,706,413	$295,313,069

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to the credit risk. This analysis generally includes loans with an outstanding balance greater than $250,000 and non-homogenous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The Corporation uses the following definitions for risk ratings:

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

●

Substandard: These loans are inadequately protected by the current sound net worth and paying ability of the borrower. Loans of this type will generally display negative financial trends such as poor or negative net worth, earnings or cash flow. These loans may also have historic and/or severe delinquency problems, and bank management may depend on secondary repayment sources to liquidate these loans. The Corporation could sustain some degree of loss in these loans if the weaknesses remain uncorrected.

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

Loans not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are generally either less than $250,000 or are included in groups of homogenous loans. As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2014	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$51,173,793	$758,641	$501,524	$401,028	$-
Commercial and multi-family real estate	168,905,478	7,714,416	10,247,213	649,036	-
Residential 1 – 4 family	-	-	75,000	5,537	57,034,117
Consumer	-	-	6,787	-	3,667,176
Total	$220,079,271	$8,473,057	$10,830,524	$1,055,601	$60,701,293

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$49,943,919	$960,289	$-	$401,028	$-
Commercial and multi-family real estate	169,094,312	5,755,107	8,347,961	649,036	-
Residential 1 – 4 family	-	-	75,000	6,437	56,146,111
Consumer	-	-	8,744	-	3,925,125
Total	$219,038,231	$6,715,396	$8,431,705	$1,056,501	$60,071,236

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential 1 – 4 family and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in non-impaired residential 1 – 4 family and consumer loans based on payment activity as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Residential 1 – 4 family	Consumer	Residential 1 – 4 family	Consumer

Performing	$55,427,051	$3,644,270	$54,501,907	$3,914,625
Nonperforming	1,607,066	22,906	1,644,204	10,500

Total	$57,034,117	$3,667,176	$56,146,111	$3,925,125

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

Modifications:

The Corporation’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. All TDRs are also classified as impaired loans.

When the Corporation modifies a loan, management evaluates any possible concession based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except with the sole (remaining) source of repayment for the loan in the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If management determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment is recognized through a specific reserve in the allowance or a direct write down of the loan balance if collection is not expected.

The Corporation did not have any loan modifications considered to be Troubled Debt Restructurings during the first quarter of 2014.

NOTE 5 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.39% at March 31, 2014 and 3.43% at March 31, 2013. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures approximated $85,000 and $87,000 for the three month periods ended March 31, 2014 and 2013, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

March 31, 2014

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 include available-for-sale securities, which are all valued using Level 2 inputs, and mortgage servicing rights, amounting to $1,331,141 at March 31, 2014 and $1,398,396 at December 31, 2013, which are valued using Level 3 inputs. Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013 include other real estate owned, as well as impaired loans approximating $2,597,000 at March 31, 2014 and $2,620,000 at December 31, 2013 all of which are valued using Level 3 inputs.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the periods presented due to the lack of observable quotes in inactive markets for those instruments at March 31, 2014 and December 31, 2013.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three month period ended March 31, 2014 and year ended December 31, 2013:

	March 31, 2014	December 31, 2013

Balance at beginning of period	$1,398,396	$930,760
Gains or losses, including realized and unrealized:
Disposals – amortization based on loan payments and payoffs	(37,241)	(160,873)
Purchases, issuances, and settlements	23,377	312,751
Other changes in fair value	(53,391)	315,758
Balance at end of period	$1,331,141	$1,398,396

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Corporation did not have any securities classified as Level 1 or Level 3 at March 31, 2014 or December 31, 2013. There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at March 31, 2014 or December 31, 2013.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

Impaired Loans

The Corporation does not record impaired loans at fair value on a recurring basis. However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral less estimated cost to sell, if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs, including recent appraisals and Level 3 inputs based on customized discounting criteria such as additional appraisal adjustments to consider deterioration of value subsequent to appraisal date and estimated cost to sell. Additional appraisal adjustments range between 10% and 70% of appraised value, and estimated selling cost ranges between 10% and 20% of the adjusted appraised value.  Due to the significance of the Level 3 inputs, impaired loans fair values have been classified as Level 3.

Mortgage Servicing Rights

The Corporation records mortgage servicing rights at estimated fair value based on a discounted cash flow model which includes discount rates between -0.14% and 1.31%, in addition to prepayment, internal rate of return, servicing costs, inflation rate of servicing costs and earnings rate assumptions that are considered to be unobservable inputs. Due to the significance of the Level 3 inputs, mortgage servicing rights have been classified as Level 3.

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less appraisal adjustments between 10% and 20% of appraised value, and expected selling costs between 10% and 20% of adjusted appraised value. Such values are estimated primarily using appraisals and reflect a market value approach. Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3. In accordance with the provisions of ASC 360-10, other real estate owned was written down to its estimated fair value of $484,000, resulting in impairment charges of approximately $184,000, which are included in non-interest expenses for the three month period ended March 31, 2014.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at March 31, 2014 and December 31, 2013.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at March 31, 2014 and December 31, 2013 were as follows (dollars in thousands):

	March 31, 2014		December 31, 2013
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level
FINANCIAL ASSETS
Cash and cash equivalents	$13,887	$13,887	$22,407	$22,407	1
Securities, including Federal Home Loan Bank stock	203,832	203,832	201,974	201,974	2
Certificates of deposit	2,739	2,739	2,739	2,739	1
Loans held for sale	537	537	424	424	3
Net loans	297,189	297,297	291,299	292,257	3
Mortgage servicing rights	1,331	1,331	1,398	1,398	3
	$519,515	$519,623	$520,241	$521,199
FINANCIAL LIABILITIES
Deposits
Maturity	$168,453	$168,979	$172,349	$172,956	3
Non-maturity	292,626	292,626	295,651	295,651	1
Other borrowings	16,065	16,784	12,101	13,036	3
Junior subordinated deferrable interest debentures	10,300	10,294	10,300	10,294	3
	$487,444	$488,683	$490,401	$491,937

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at March 31, 2014 and December 31, 2013 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $81,191,000 at March 31, 2014 and $76,322,000 at December 31, 2013. Such amounts are also considered to be the estimated fair values.

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

March 31, 2014

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2014 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2014 have been recognized in the consolidated financial statements for the period ended March 31, 2014. Events or transactions that provided evidence about conditions that did not exist at March 31, 2014 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended March 31, 2014.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended March 31,
	2014	2013
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.65%	0.78%
Average shareholders’ equity (a)	5.66%	6.83%
Net interest margin (a)	3.49%	3.24%
Efficiency ratio (b)	75.14%	70.05%
Average shareholders’ equity to average assets	11.57%	11.40%
Loans to deposits (end of period)	65.43%	64.09%
Allowance for loan losses to loans (end of period)	1.31%	1.97%

Book value per share	$18.73	$18.66

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2014, the Corporation reported net income of approximately $901,000, or $0.26 basic earnings per share. This compares to the first quarter of 2013 net income of approximately $1,098,000, or $0.32 basic earnings per share. The decrease in operating results for the first quarter of 2014 as compared to the same period in 2013 was primarily attributable to an approximate $311,000 decrease in non-interest income and an approximate $179,000 increase in non-interest expenses, offset by a decrease of approximately $146,000 in interest expense, an increase in interest income of approximately $24,000, and the related income tax effects of these items.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $4,188,000 for the first quarter of 2014, compared to $4,018,000 for the same period of 2013, an increase of $170,000 (4.2%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the three months ended March 31, 2014, the net interest margin (on a taxable equivalent basis) was 3.49%, compared with 3.24% for the same period in 2013.

Deposits comprised 93.8% of average interest-bearing liabilities for the three month period ended March 31, 2014, compared to 93.6% for the same period in 2013. A lower overall interest rate environment resulted in the Corporation’s cost of funds being 0.65% for the first three months of 2014 compared to 0.77% for the same period in 2013. This decrease in the cost of funds coupled with an increase in the yield of interest-earning assets (4.02% for the first three months of 2014 compared to 3.86% for the same period of 2013) positively impacted the net interest margin. The yield on interest-earning assets improved as a result of the quarterly average of cash balances decreasing approximately $31.5 million and the quarterly average of securities balances increasing approximately $19.1 million when comparing the three month periods ended March 31, 2014 and March 31, 2013.

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio. Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. No provision for loan losses was made during the first quarters of 2014 or 2013. See “Allowance for Loan Losses” under Financial Condition for further discussion relating to the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees, earnings on life insurance policies, income arising from sales of investment products to customers, and occasional security sale transactions. Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter. For the quarter ended March 31, 2014, non-interest income was $815,000, compared to $1,125,000 for the first quarter of 2013, a $310,000 (27.6%) decrease.

Gain on sales of loans amounted to $54,000 for the quarter ended March 31, 2014, compared to $218,000 for the first quarter of 2013, a decrease of $164,000. Quarterly gains on sale of loans included capitalized servicing rights of $23,000 and $73,000 for the periods ended March 31, 2014 and 2013, respectively. The decrease in gain on sale of loans corresponds with the decrease in loan sales activity. Loan sales for the first three months of 2014 were $2.3 million, compared to $9.9 million for the first three months of 2013.

The fair value of mortgage servicing rights decreased $53,000 for the quarter ended March 31, 2014, compared to a $56,000 increase for the quarter ended March 31, 2013.

Gain on sales of securities amounted to $2,000 for the quarter ended March 31, 2014, compared to $129,000 for the first quarter of 2013, a decrease of $127,000 (98.6%).

Non-Interest Expenses

For the quarter ended March 31, 2014, non-interest expenses were $3,946,000, compared to $3,766,000 for the first quarter of 2013, a $180,000 (4.8%) increase. The increase in non-interest expenses for the three month period ended March 31, 2014 was primarily attributable to a $175,000 increase in other real estate owned expenses.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended March 31, 2014, the Corporation’s efficiency ratio was 75.14%, compared to 70.05% for the same period of 2013.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2014 was $156,000 or 14.8% of income before income taxes, compared to $279,000 or 20.3% for the comparable 2013 period. The decrease in the effective tax rate is attributable to tax-exempt interest income comprising a larger portion of income before income taxes in 2014 than 2013.

Return on Assets

Return on average assets was 0.65% for the first quarter of 2014, compared to 0.78% for the first quarter of 2013.

Return on Equity

Return on average shareholders’ equity for the first quarter of 2014 was 5.66%, compared to 6.83% for the same period of 2013.

The Corporation and Bank met all regulatory capital requirements as of March 31, 2014, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $554.9 million at March 31, 2014, compared to $556.2 million at December 31, 2013, a decrease of $1.3 million. The decrease in total assets was primarily the result of a decrease of $8.5 million (38.0%) in cash and cash equivalents, a $750,000 (15.3%) decrease in Federal Home Loan Bank Stock, a $521,000 (11.1%) decrease in other assets and a $184,000 (27.5%) decrease in other real estate owned, offset by an increase of $5.8 million (2.0%) in gross loans, and an increase in available-for-sale securities of $2.6 million (1.3%). Deposits during this same period decreased $6.9 million, or 1.5%.

Shareholders’ equity increased from $63 million at December 31, 2013 to $64.5 million at March 31, 2014. This increase was the result of net income of $901,000, dividends paid of $516,000, the repurchase of 11,000 shares under the Corporation’s common stock repurchase program of $171,000, the issuance of 313 treasury shares under the Corporation’s Employee Stock Purchase Plan of $6,000, and a $1.2 million increase in unrealized securities gains, net of tax. The increase in unrealized securities gains during the three month period ended March 31, 2014, was the result of customary and expected changes in the bond market. Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $13.9 million at March 31, 2014, compared to $22.4 million at December 31, 2013. Cash and cash equivalents includes interest-bearing deposits in other banks of $4.9 million at March 31, 2014 and $8.7 million at December 31, 2013. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of March 31, 2014 totaled $199.9 million and $199.7 million, respectively, resulting in net unrealized losses of $172,000 and a corresponding after tax increase in shareholders’ equity of $1.2 million. The amortized cost of available-for-sale securities increased $722,000 from December 31, 2013.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio. Gross loans totaled $301.1 million at March 31, 2014, compared to $295.3 million at December 31, 2013, an increase of $5.8 million (2%). The increase in loan balances during the first three months of 2014 resulted primarily from an increase in loan origination activity.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013, respectively:

	(dollars in thousands)

	2014	2013
Balance, beginning of period	$4,014	$6,918
Provision for loan losses	-	-

Charge offs	(72)	(1,013)
Recoveries	9	18
Net charge offs	(63)	(995)

Balance, end of period	$3,951	$5,923

The allowance for loan losses as a percentage of gross loans was 1.31% at March 31, 2014 and 1.36% at December 31, 2013. Regular provisions are made in amounts sufficient to maintain the balance in the allowance for loan losses at a level considered by management to be adequate for losses within the portfolio. Even though management uses all available information to assess possible loan losses, future additions or reductions to the allowance may be required as changes occur in economic conditions and specific borrower circumstances. The regulatory agencies that periodically review the Corporation’s allowance for loan losses may also require additions to the allowance or the charge-off of specific loans based upon the information available to them at the time of their examinations.

Loans on non-accrual status amounted to $5.9 million and $6.5 million at March 31, 2014 and December 31, 2013, respectively. Non-accrual loans as a percentage of outstanding loans amounted to 2.0% at March 31, 2014 and 2.2% at December 31, 2013.

The Corporation considers a loan to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan, based on current information and events. Impaired loans, principally consisting of commercial real estate credits, amounted to $2.8 million at March 31, 2014 and December 31, 2013. Impaired loans at March 31, 2014 and December 31, 2013, included $2.1 million of loans with no specific reserves included in the allowance for loan losses and $655,000 and $660,000, respectively, of loans with specific reserves of $196,000 and $179,000 included in the Corporation’s March 31, 2014 and December 31, 2013 allowance for loan losses.

In addition to impaired loans, the Corporation had other potential problem credits of $20.4 million at March 31, 2014 and $13.4 million at December 31, 2013. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan-charge off experience. The Corporation has experienced $64,000 of net loan charge-offs during the first three months of 2014 compared to annual net loan charge-offs of $2.2 million in 2013, $1.8 million in 2012, and $3.8 million in 2011, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios. The Corporation also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $461.1 million, or 94.6% of the Corporation’s funding sources at March 31, 2014. Total deposits decreased $6.9 million during the three months ending March 31, 2014.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers. Non-interest bearing deposits comprised 15.5% of total deposits at March 31, 2014, compared to 14.5% at March 31, 2013.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $11.5 million at March 31, 2014 and $7.5 million at December 31, 2013, and customer repurchase agreements totaling $4.6 million at March 31, 2014 and December 31, 2013. The Corporation also has outstanding junior subordinated deferrable interest debentures of $10.3 million at March 31, 2014 and December 31, 2013. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the three month period ended March 31, 2014, the Corporation had net income of $901,000. The increase (decrease) in net unrealized gains on available-for-sale securities, net of income taxes, was $1.2 million and ($782,000) for the three months ended March 31, 2014 and 2013, respectively. Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the three month period ended March 31, 2014. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan losses.

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

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Item 1A: Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended March 31, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)

01/01/14 - 01/31/14	None	None	219,558	380,442

02/01/14 - 02/28/14	11,000	$15.52	230,558	369,442

03/01/14 - 03/31/14	None	None	230,558	369,442

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

UNITED BANCSHARES, INC.

Date:	April 24, 2014	By: /s/ Diana L. Engelhardt
Diana L. Engelhardt
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED March 31, 2014

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