Form 10-Q
period 2014-06-30
UNITED BANCSHARES INC/OH
filed 2014-07-29
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 24, 2014: 3,424,235

This document contains 43 pages. The Exhibit Index is on page 37 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$17,794,629	$13,698,325
Interest-bearing deposits in other banks	31,581,956	8,709,133
Total cash and cash equivalents	49,376,585	22,407,458

SECURITIES, available-for-sale	192,871,003	197,079,925
FEDERAL HOME LOAN BANK STOCK, at cost	4,144,200	4,893,800
CERTIFICATES OF DEPOSIT	2,739,000	2,739,000
LOANS HELD FOR SALE	489,450	423,720

LOANS	307,200,329	295,313,069
Less allowance for loan losses	(4,062,523)	(4,014,391)
Net loans	303,137,806	291,298,678

PREMISES AND EQUIPMENT, net	9,032,563	9,165,532
GOODWILL	8,554,979	8,554,979
CORE DEPOSIT INTANGIBLE ASSETS, net	112,357	132,786
CASH SURRENDER VALUE OF LIFE INSURANCE	14,375,898	14,173,138
OTHER REAL ESTATE OWNED	483,999	667,954
OTHER ASSETS, including accrued interest and intangible assets	4,454,717	4,697,774
TOTAL ASSETS	$589,772,557	$556,234,744

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing	$85,675,384	$86,752,995
Interest bearing	411,158,613	381,247,070
Total deposits	496,833,997	468,000,065

Other borrowings	11,500,510	12,100,552
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Other Liabilities	4,293,811	2,826,262
Total liabilities	522,928,318	493,226,879

SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value. Authorized 10,000,000 shares; issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,664,728	14,663,861
Retained earnings	52,347,123	50,807,689
Accumulated other comprehensive income (loss)	1,223,481	(1,358,205)
Treasury stock 336,693 shares at June 30, 2014 and 318,506 shares at December 31, 2013, at cost	(5,151,650)	(4,866,037)
Total shareholders' equity	66,844,239	63,007,865
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$589,772,557	$556,234,744

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiary

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$3,639,285	$3,764,689	$7,288,907	$7,485,640
Securities:
Taxable	643,735	599,885	1,295,803	1,177,008
Tax-exempt	447,131	452,214	928,898	905,175
Other	83,487	85,414	158,571	168,738
Total interest income	4,813,638	4,902,202	9,672,179	9,736,561

INTEREST EXPENSE
Deposits	516,470	540,091	1,018,770	1,083,501
Other borrowings	169,142	276,071	337,141	549,277
Total interest expense	685,612	816,162	1,355,911	1,632,778

NET INTEREST INCOME	4,128,026	4,086,040	8,316,268	8,103,783
Provision for loan losses	115,000	-	115,000	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,013,026	4,086,040	8,201,268	8,103,783

NON-INTEREST INCOME
Gain on sales of loans	66,926	296,330	121,175	514,235
Gain on sales of securities	395,244	5,527	396,996	134,747
Change in fair value of mortgage servicing rights	(17,646)	261,359	(71,037)	317,789
Other	904,189	738,327	1,716,232	1,460,021
Total non-interest income	1,348,713	1,301,543	2,163,366	2,426,792

NON-INTEREST EXPENSES	3,629,467	3,624,776	7,575,203	7,391,144

INCOME BEFORE INCOME TAXES	1,732,272	1,762,807	2,789,431	3,139,431
Provision for income taxes	407,000	416,000	563,000	695,000
NET INCOME	$1,325,272	$1,346,807	$2,226,431	$2,444,431

NET INCOME PER SHARE
Basic	$0.39	$0.39	$0.65	$0.71
Weighted average common shares outstanding	3,426,172	3,446,746	3,431,317	3,446,731

Diluted	$0.39	$0.39	$0.65	$0.71
Weighted average common shares outstanding	3,426,172	3,446,746	3,431,317	3,446,731

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

NET INCOME	$1,325,272	$1,346,807	$2,226,431	$2,444,431

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during period	2,420,328	(4,950,030)	4,308,641	(6,005,113)
Reclassification adjustments for gains included in net income	(395,244)	(5,527)	(396,996)	(134,747)
Other comprehensive income (loss), before income taxes	2,025,084	(4,955,557)	3,911,645	(6,139,860)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(688,529)	1,684,889	(1,329,959)	2,087,552

Other comprehensive income (loss)	1,336,555	(3,270,668)	2,581,686	(4,052,308)

COMPREHENSIVE INCOME (LOSS)	$2,661,827	$(1,923,861)	$4,808,117	$(1,607,877)

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Six months ended June 30, 2014 and 2013

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
BALANCE AT DECEMBER 31, 2013	$3,760,557	$14,663,861	$50,807,689	$(1,358,205)	$(4,866,037)	$63,007,865

Net income			2,226,431			2,226,431
Other comprehensive income				2,581,686		2,581,686
Dividends declared ($0.20 per share)			(686,997)			(686,997)
Repurchase of 18,500 shares					(290,395)	(290,395)
313 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		867			4,782	5,649
BALANCE AT JUNE 30, 2014	$3,760,557	$14,664,728	$52,347,123	$1,223,481	$(5,151,650)	$66,844,239

BALANCE AT DECEMBER 31, 2012	$3,760,557	$14,661,664	$46,855,865	$3,697,363	$(4,805,244)	$64,170,205
Net income			2,444,431			2,444,431
Other comprehensive loss				(4,052,308)		(4,052,308)
Dividends declared ($0.10 per share)			(344,674)			(344,674)
441 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		1,181			6,743	7,924
BALANCE AT JUNE 30, 2013	$3,760,557	$14,662,845	$48,955,622	$(354,945)	$(4,798,501)	$62,225,578

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
	2014	2013

Cash flows provided by operating activities	$2,729,010	$4,799,919

Cash flows used by investing activities:
Proceeds from calls or maturities of securities	15,203,440	22,482,111
Proceeds from sales of available-for-sale securities	9,121,368	8,821,116
Purchases of available-for-sale securities	(16,159,372)	(45,664,744)
Net (increase) decrease in loans	(11,839,128)	2,449,709
Proceeds from sale of FHLB stock	749,600	-
Proceeds from sale of other real estate owned	-	650,046
Expenditures for premises and equipment	(97,938)	(188,787)
Net cash used by investing activities	(3,022,030)	(11,450,549)

Cash flows from financing activities:
Net change in deposits	28,833,932	(10,424,619)
Long-term borrowings, net of repayments	(600,042)	(1,167,280)
Proceeds from issuance of common stock	5,649	7,924
Repurchase of common stock	(290,395)	-
Cash dividends paid	(686,997)	(344,674)
Net cash provided by (used by) financing activities	27,262,147	(11,928,649)

Net change in cash and cash equivalents	26,969,127	(18,579,279)
Cash and cash equivalents:
At beginning of period	22,407,458	49,911,807
At end of period	$49,376,585	$31,332,528

Cash paid for:
Interest	$1,378,215	$1,620,246
Income taxes	$40,000	$150,000

Non-cash investing activities:
Change in net unrealized gain (loss) on available-for-sale securities	$4,308,641	$(6,005,113)

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the quarter and six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The balance sheet as of December 31, 2013 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Union Bank Company (“the Bank”). The Bank has formed a wholly-owned subsidiary, UBC Investments, Inc. (“UBC”), to hold and manage its securities portfolio. The operations of UBC are located in Wilmington, Delaware. The Bank has also formed a wholly-owned subsidiary, UBC Property, Inc., to hold and manage certain property. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Corporation conform to generally accepted practices within the banking industry. The Corporation considers all of its principal activities to be banking related.

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

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, amending ASC topic 860. The FASB issued ASU 2014-11 to change the accounting for repurchase-to-maturity transactions and linked repurchase financials to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this update are effective for the first interim or annual period beginning after December 15, 2014, and the Corporation has not yet determined the financial statement impact.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of June 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government and agencies	$9,639	$9,535	$12,637	$12,333
Obligations of states and political subdivisions	56,426	57,798	66,585	66,540
Mortgage-backed	123,951	124,287	119,164	117,472
Other	1,002	1,251	752	735

Total	$191,018	$192,871	$199,138	$197,080

A summary of gross unrealized gains and losses on available-for-sale securities as of June 30, 2014 and December 31, 2013 follows (dollars in thousands):

	June 30, 2014		December 31, 2013
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
U.S. Government and agencies	$2	$106	$-	$304
Obligations of states and political subdivisions	1,677	305	1,113	1,158
Mortgage-backed	1,623	1,287	1,165	2,857
Other	249	-	-	17

Total	$3,551	$1,698	$2,278	$4,336

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

NOTE 4 – LOANS

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods ending June 30, 2014 and 2013:

		Commercial
		and
	Commercial	multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2013	$305,434	$3,346,286	$344,803	$17,868	$4,014,391
Provision charged to expenses	151,406	(67,744)	27,729	3,609	115,000
Losses charged off	-	(77,462)	(24,710)	(8,555)	(110,727)
Recoveries	6,868	30,598	95	6,298	43,859

Balance at June 30, 2014	$463,708	$3,231,678	$347,917	$19,220	$4,062,523

	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2012	$1,027,837	$5,240,175	$602,291	$47,302	$6,917,605
Provision charged to expenses	(87,718)	235,489	(127,469)	(20,302)	-
Losses charged off	(201,297)	(1,737,983)	-	(9,621)	(1,948,901)
Recoveries	10,667	410,118	6,000	12,576	439,361

Balance at June 30, 2013	$749,489	$4,147,799	$480,822	$29,955	$5,408,065

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods ending June 30, 2014 and December 31, 2013:

June 30, 2014	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$158,606	$737,928	$-	$-	$896,534
Collectively evaluated for impairment	305,102	2,493,750	347,917	19,220	3,165,989

Total allowance for loan losses	$463,708	$3,231,678	$347,917	$19,220	$4,062,523

Loans:
Individually evaluated for impairment	$734,410	$4,229,452	$79,937	$-	$5,043,799
Collectively evaluated for impairment	56,046,354	184,562,045	57,713,233	3,834,898	302,156,530

Total ending loans balance	$56,780,764	$188,791,497	$57,793,170	$3,834,898	$307,200,329

December 31, 2013	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$-	$179,016	$-	$-	$179,016
Collectively evaluated for impairment	305,434	3,167,270	344,803	17,868	3,835,375

Total allowance for loan losses	$305,434	$3,346,286	$344,803	$17,868	$4,014,391

Loans:
Individually evaluated for impairment	$401,028	$2,316,969	$81,437	$-	$2,799,434
Collectively evaluated for impairment	50,904,208	181,529,447	56,146,111	3,933,869	292,513,635

Total ending loans balance	$51,305,236	$183,846,416	$56,227,548	$3,933,869	$295,313,069

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

Impaired loans were as follows as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Loans with no allowance for loan losses allocated	$2,062,703	$2,064,203
Loans with allowance for loan losses allocated	2,981,096	735,231

Total impaired loans	$5,043,799	$2,799,434

Amount of the allowance allocated to impaired loans	$896,534	$179,016

The average recorded investment in impaired loans for the six month periods ended June 30, 2014 and 2013 was approximately $3.4 million and $12.3 million, respectively. There was approximately $128,000 and $81,000 in interest income recognized by the Corporation on impaired loans on an accrual or cash basis for the six month periods ended June 30, 2014 and 2013, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Recorded investment	Allowance for loan losses allocated	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$-	$-	$-	$-
Agriculture	401,028	-	401,028	-
Commercial and multi-family real estate	1,007,702	-	1,007,702	-
Agricultural real estate	649,036	-	649,036	-
Residential real estate	4,937	-	6,437	-
With an allowance recorded:
Commercial	333,382	158,606	-	-
Commercial and multi-family real estate	2,572,714	731,362	660,231	165,300
Residential real estate	75,000	6,566	75,000	13,716

Total	$5,043,799	$896,534	$2,799,434	$179,016

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

The following tables present the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and troubled debt restructurings by class of loans as of June 30, 2014 and December 31, 2013:

June 30, 2014	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$-	$-	$-
Commercial real estate	2,891,939	-	1,945,257
Agriculture	401,028	-	-
Agricultural real estate	872,529	-	-
Consumer	22,945	3,399	-
Residential real estate	1,494,828	122,436	154,926

Total	$5,683,269	$125,835	$2,100,183

December 31, 2013	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$294,475	$-	$294,475
Commercial real estate	2,966,751	-	43,508
Agriculture	401,028	-	-
Agricultural real estate	915,992	-	-
Consumer	7,551	3,112	-
Residential real estate	1,925,627	33,758	157,715

Total	$6,511,424	$36,870	$495,698

The nonaccrual balances in the table above include troubled debt restructurings that have been classified as nonaccrual.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 by class of loans:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Loans not past due	Total
Commercial	$123,420	$-	$-	$123,420	$44,842,584	$44,966,004
Commercial real estate	26,223	-	2,513,228	2,539,451	159,442,433	161,981,884
Agriculture	152,000	-	401,028	553,028	11,261,732	11,814,760
Agricultural real estate	18,582	-	792,972	811,554	25,998,059	26,809,613
Consumer	21,201	47,053	7,498	75,752	3,759,146	3,834,898
Residential real estate	2,141,278	467,379	575,736	3,184,393	54,608,777	57,793,170

Total	$2,482,704	$514,432	$4,290,462	$7,287,598	$299,912,731	$307,200,329

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

Loans not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are generally either less than $250,000 or are included in groups of homogenous loans. As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$54,844,011	$1,202,343	$-	$734,410	$-
Commercial and multi-family real estate	172,151,531	9,342,178	6,648,752	649,036	-
Residential 1 – 4 family	-	-	75,000	4,937	57,713,233
Consumer	-	-	-	-	3,834,898

Total	$226,995,542	$10,544,521	$6,723,752	$1,388,383	$61,548,131

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$49,943,919	$960,289	$-	$401,028	$-
Commercial and multi-family real estate	169,094,312	5,755,107	8,347,961	649,036	-
Residential 1 – 4 family	-	-	75,000	6,437	56,146,111
Consumer	-	-	8,744	-	3,925,125

Total	$219,038,231	$6,715,396	$8,431,705	$1,056,501	$60,071,236

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential 1 – 4 family and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in non-impaired residential 1 – 4 family and consumer loans based on payment activity as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Residential 1 – 4 family	Consumer	Residential 1 – 4 family	Consumer

Performing	$56,100,906	$3,808,554	$54,501,907	$3,914,625
Nonperforming	1,612,327	26,344	1,644,204	10,500

Total	$57,713,233	$3,834,898	$56,146,111	$3,925,125

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

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

The following table includes the recorded investment and number of modifications for TDR loans during the six month period ended June 30, 2014.

	Number of modifications	Recorded investment	Allowance for loan losses allocated
Troubled Debt Restructurings:
Commercial Real Estate	1	$1,945,257	$600,887

The concession granted in the above TDR was a temporary modification of the original term to interest only payments. The recorded investment in the loans did not change as a result of the modification. There are not any troubled debt restructurings for which there was a payment default in the current reporting period.

NOTE 5 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.38% at June 30, 2014 and 3.43% at June 30, 2013. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures approximated $170,000 and $174,000 for the six month periods ended June 30, 2014 and 2013, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

June 30, 2014

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 include available-for-sale securities, which are all valued using Level 2 inputs, and mortgage servicing rights, amounting to $1,298,031 at June 30, 2014 and $1,398,396 at December 31, 2013, which are valued using Level 3 inputs. Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013 include other real estate owned, as well as impaired loans approximating $4,147,000 at June 30, 2014 and $2,620,000 at December 31, 2013 all of which are valued using Level 3 inputs.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the periods presented due to the lack of observable quotes in inactive markets for those instruments at June 30, 2014 and December 31, 2013.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the six month period ended June 30, 2014 and year ended December 31, 2013:

	June 30, 2014	December 31, 2013

Balance at beginning of period	$1,398,396	$930,760
Gains or losses, including realized and unrealized:
Disposals – amortization based on loan payments and payoffs	(83,449)	(160,873)
Purchases, issuances, and settlements	54,121	312,751
Other changes in fair value	(71,037)	315,758
Balance at end of period	$1,298,031	$1,398,396

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Corporation did not have any securities classified as Level 1 or Level 3 at June 30, 2014 or December 31, 2013. There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at June 30, 2014 or December 31, 2013.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

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

Mortgage Servicing Rights

The Corporation records mortgage servicing rights at estimated fair value based on a discounted cash flow model which includes discount rates between -0.11% and 1.03%, in addition to prepayment, internal rate of return, servicing costs, inflation rate of servicing costs and earnings rate assumptions that are considered to be unobservable inputs. Due to the significance of the level 3 inputs, mortgage servicing rights have been classified as level 3.

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less appraisal adjustments between 10% and 20% of appraised value, and expected selling costs between 10% and 20% of adjusted appraised value. Such values are estimated primarily using appraisals and reflect a market value approach. Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3. In accordance with the provisions of ASC 360-10, other real estate owned was written down to its estimated fair value of $483,999, resulting in impairment charges of $183,955, which are included in non-interest expenses for the six month period ended June 30, 2014.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at June 30, 2014 and December 31, 2013.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at June 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	June 30, 2014		December 31, 2013
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level
FINANCIAL ASSETS
Cash and cash equivalents	$49,377	$49,377	$22,407	$22,407	1
Securities, including Federal Home Loan Bank stock	197,015	197,015	201,974	201,974	2
Certificates of deposit	2,739	2,739	2,739	2,739
Loans held for sale	489	489	424	424	3
Net loans	303,138	303,152	291,299	292,257	3
Mortgage servicing rights	1,298	1,298	1,398	1,398	3
	$554,056	$554,070	$520,241	$521,199
FINANCIAL LIABILITIES
Deposits
Maturity	$163,618	$163,510	$172,349	$172,956	3
Non-maturity	333,216	333,216	295,651	295,651	1
Other borrowings	11,501	12,191	12,101	13,036	3
Junior subordinated deferrable interest debentures	10,300	10,284	10,300	10,294	3
	$518,635	$519,201	$490,401	$491,937

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at June 30, 2014 and December 31, 2013 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $80,535,000 at June 30, 2014 and $76,322,000 at December 31, 2013. Such amounts are also considered to be the estimated fair values.

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

June 30, 2014

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. On July 1, 2014, the Corporation, Ohio State Bancshares, Inc. (“OSB”) and Rbancshares, Inc. (“Rbancshares”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Corporation will purchase from OSB all of the issued and outstanding shares of The Ohio State Bank (“Ohio State Bank”), an Ohio banking corporation and wholly-owned subsidiary of OSB. Rbancshares is a majority shareholder of OSB. Immediately following the acquisition, Ohio State Bank will merge with and into The Union Bank Company and its offices will become branches of The Union Bank Company. The acquisition is expected to close in the fourth quarter of 2014, pending adoption of the Purchase Agreement by the shareholders of OSB, the satisfaction of various closing conditions, including the receipt of all necessary bank regulatory approvals, the accuracy of the representations and warranties of each party (subject to certain exceptions), the performance in all material respects by each party of its obligations under the Purchase Agreement, and other conditions customary for transactions of this type. On July 10, 2014, the Corporation repurchased 16,500 of its common shares for $242,055, and on July 18, 2014, an additional 7,000 common shares were repurchased for $102,200. There were no other significant events or transactions occurring after June 30, 2014, but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2014. Events or transactions that provided evidence about conditions that did not exist at June 30, 2014, but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended June 30, 2014.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2014	2013	2014	2013
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.90%	0.95%	0.78%	0.87%
Average shareholders’ equity (a)	8.24%	8.51%	7.01%	7.67%
Net interest margin (a)	3.25%	3.31%	3.37%	3.28%
Efficiency ratio (b)	63.60%	64.49%	69.13%	67.21%
Average shareholders’ equity to average assets	10.97%	11.19%	11.17%	11.29%
Loans to deposits (end of period)	61.93%	65.40%	61.93%	65.40%
Allowance for loan losses to loans (end of period)	1.32%	1.80%	1.32%	1.80%

Book value per share	$19.52	$18.05	$19.52	$18.05

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

On July 1, 2014, the Corporation, Ohio State Bancshares, Inc. and Rbancshares, Inc. entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which United will purchase from OSB all of the issued and outstanding shares of The Ohio State Bank (“Ohio State Bank”), an Ohio banking corporation and wholly-owned subsidiary of OSB. Rbancshares is a majority shareholder of OSB. Under the terms of the Purchase Agreement, United will acquire Ohio State Bank for consideration that includes the assumption of OSB’s $3.0 million Trust Preferred Stock plus unpaid accrued interest thereon, repayment of approximately $550,000 of senior debt as well as a cash payment equal to approximately 50% of Ohio State Bank’s tangible capital at closing, after certain adjustments. Immediately following the acquisition, Ohio State Bank will merge with and into The Union Bank Company and its offices will become branches of The Union Bank Company. The transaction is expected to close in the fourth quarter of 2014, pending adoption of the Purchase Agreement by the shareholders of OSB, the satisfaction of various closing conditions, including the receipt of all necessary bank regulatory approvals, the accuracy of the representations and warranties of each party (subject to certain exceptions), the performance in all material respects by each party of its obligations under the Purchase Agreement, and other conditions customary for transactions of this type.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2014, the Corporation reported net income of $1,325,000, or $0.39 basic earnings per share. This compares to second quarter 2013 net income of $1,347,000, or $0.39 basic earnings per share. The decrease in operating results for the second quarter of 2014 as compared to the same period in 2013 was primarily attributable to a $115,000 increase in the provision for loan losses, an $89,000 decrease in interest income and an increase of $5,000 in non-interest expense offset by an decrease of $131,000 in interest expense, an increase in non-interest income of $47,000, and the related income tax effects of these items.

Net income for the six months ended June 30, 2014 totaled $2,226,000, or $0.65 basic earnings per share compared to $2,444,000 or $0.71 basic earnings per share for the same period in 2013. Compared with the same period in 2013, net income decreased $218,000, or 8.9%. The decrease for the six month period ended June 30, 2014, as compared to the six month period ended June 30, 2013, was primarily the result of a $115,000 increase in the provision for loan losses, an increase of $184,000 in non-interest expenses and a decrease in non-interest income of $263,000 offset by an increase in net interest income of $212,000, and the related income tax effects of these items.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $4,128,000 for the second quarter of 2014, compared to $4,086,000 for the same period of 2013, an increase of $42,000 (1.0%). For the six months ended June 30, 2014, net interest income was $8,316,000 compared to $8,104,000 for the same period of 2013, an increase of $212,000 (2.6%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the quarterly and six month periods ended June 30, 2014, the net interest margin (on a taxable equivalent basis) was 3.25% and 3.37%, respectively, compared with 3.31% and 3.28% for the same periods in 2013.

Interest-bearing deposits comprised 94.4% of average interest-bearing liabilities for the six month period ended June 30, 2014, compared to 92.5% for the same period in 2013. A decrease in other borrowing resulted in the Corporation’s cost of funds on interest-bearing liabilities to be 0.64% for the first six months of 2014 compared to 0.76% for the same period in 2013. This decrease in the cost of funds positively impacted the net interest margin when comparing the six month periods ended June30, 2014 and June 30, 2013.

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio. Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. A $115,000 provision for loan losses was made during the second quarter and six month period ended June 30, 2014 compared to none during the same periods of 2013. See “Allowance for Loan Losses” under Financial Condition for further discussion relating to the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees, earnings on life insurance policies, income arising from sales of investment products to customers, and occasional security sale transactions. Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter. For the quarter ended June 30, 2014, non-interest income was $1,349,000, compared to $1,302,000 for the first quarter of 2013, a $47,000 (3.6%) increase. For the six month period ended June 30, 2014, non-interest income was $2,163,000 compared to $2,427,000 for the same period of 2013, a $264,000 (10.9%) decrease.

Gain on sales of loans amounted to $67,000 for the quarter ended June 30, 2014, compared to $296,000 for the second quarter of 2013, a decrease of $229,000 (77.4%). Quarterly gain on sale of loans was impacted by an increase in capitalized servicing rights of $31,000 in 2014 and an increase of $145,000 in 2013. Gain on sales of loans amounted to $121,000 for the six months ended June 30, 2014 compared to $514,000 for the comparable period in 2013, a decrease of $393,000 (76.4%). Gain on sales of loans for the six month period included capitalized servicing rights of $54,000 in 2014 and $218,000 in 2013. The decrease in gain on sale of loans corresponds with the decrease in loan sales activity. Loan sales for the first six months of 2014 were $6.0 million, compared to $22.2 million for the first six months of 2013.

The fair value of mortgage servicing rights decreased $33,000 for the quarter ended June 30, 2014, compared to a $261,000 increase for the quarter ended June 30, 2013. For the six month period ended June 30, 2014, there was a decrease in fair value of mortgage servicing rights of $100,000, compared to an increase in fair value of mortgage servicing rights of $318,000 for the six months ended June 30, 2013. The decrease in fair value of mortgage servicing rights resulted from the decreased rate environment during the second quarter of 2014.

Gain on sales of securities amounted to $395,000 for the quarter ended June 30, 2014, compared to $6,000 for the second quarter of 2013, an increase of $389,000 (6,483.3%). Gain on sales of securities amounted to $397,000 for the six months ended June 30, 2014 compared to $135,000 for the comparable period in 2013, an increase of $262,000 (194.1%).

Non-Interest Expenses

For the quarter ended June 30, 2014, non-interest expenses were $3,629,000, compared to $3,625,000 for the second quarter of 2013, a $4,000 (0.1%) increase. For the six month period ended June 30, 2014, non-interest expenses totaled $7,575,000, compared to $7,391,000 for the comparable period of 2013, an increase of $184,000 (2.5%). The increase in non-interest expenses for the six month period ended June 30, 2014 was primarily attributable to a $119,000 increase in salaries and benefits, and a $141,000 increase in other real estate owned expenses offset by a $102,000 decrease in marketing expense.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended June 30, 2014, the Corporation’s efficiency ratio was 63.6%, compared to 64.49% for the same period of 2013. For the six month period ended June 30, 2014, the Corporation’s efficiency ratio was 69.13% compared to 67.21% for the same period of 2013.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2014 was $407,000 compared to $416,000 for the comparable 2013 period. The provision for income taxes for the six month period ended June 30, 2014 was $563,000, or 20.2% of income before income taxes, compared to $695,000 or 22.1% for the comparable 2013 period. The decrease in the effective tax rate is attributable to tax-exempt interest income comprising a larger portion of income before income taxes in 2014 than 2013.

Return on Assets

Return on average assets was 0.90% for the second quarter of 2014, compared to 0.95% for the second quarter of 2013. For the six month period ended June 30, 2014, return on average assets was 0.78%, compared to 0.87% for the same period of 2013.

Return on Equity

Return on average shareholders’ equity for the second quarter of 2014 was 8.24%, compared to 8.51% for the same period of 2013. Return on average equity for the six months ended June 30, 2014 was 7.01%, compared to 7.67% for the same period in 2013.

The Corporation and Bank met all regulatory capital requirements as of June 30, 2014, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $589.8 million at June 30, 2014, compared to $556.2 million at December 31, 2013, an increase of $33.6 million. The increase in total assets was primarily the result of an increase of $27.0 million (120.4%) in cash and cash equivalents, and an increase of $11.9 million (4.0%) in gross loans offset by a decrease in available-for-sale securities of $4.2 million (2.1%), a $750,000 (15.3%) decrease in Federal Home Loan Bank Stock, a $243,000 (5.2%) decrease in other assets and a $184,000 (27.5%) decrease in other real estate owned. Deposits during this same period increased $28.8 million, or 6.2%.

Shareholders’ equity increased from $63 million at December 31, 2013 to $66.8 million at June 30, 2014. This increase was the result of net income of $2,226,000, dividends paid of $687,000, repurchase of 18,500 shares of $290,000, the issuance of 313 treasury shares under the Corporation’s Employee Stock Purchase Plan of $6,000, and a $2.6 million increase in unrealized securities gains, net of tax. The increase in unrealized securities gains during the six month period ended June 30, 2014, was the result of customary and expected changes in the bond market. Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $49.4 million at June 30, 2014, compared to $22.4 million at December 31, 2013. Cash and cash equivalents includes interest-bearing deposits in other banks of $31.6 million at June 30, 2014 and $8.7 million at December 31, 2013. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of June 30, 2014 totaled $191.0 million and $192.9 million, respectively, resulting in net unrealized gains of $1.9 million and a corresponding after tax increase in shareholders’ equity of $2.6 million. The amortized cost of available-for-sale securities decreased $8.1 million from December 31, 2013. The decrease resulted from the Corporation electing to sell $8.7 million of municipal securities in an effort to improve the overall credit quality of the municipal portfolio, while reducing the duration and interest rate risk on the portfolio as a whole.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio. Gross loans totaled $307.2 million at June 30, 2014, compared to $295.3 million at December 31, 2013, an increase of $11.9 million (4.0%). The increase in loan balances during the first six months of 2014 resulted primarily from an increase in loan origination activity.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the six months ended June 30, 2014 and 2013, respectively:

	(dollars in thousands)

	2014	2013
Balance, beginning of period	$4,014	$6,918
Provision for loan losses	115	-

Charge offs	(110)	(1,949)
Recoveries	44	439
Net charge offs	(66)	(1,510)

Balance, end of period	$4,063	$5,408

The allowance for loan losses as a percentage of gross loans was 1.32% at June 30, 2014 and 1.36% at December 31, 2013. Regular provisions are made in amounts sufficient to maintain the balance in the allowance for loan losses at a level considered by management to be adequate for losses within the portfolio. Even though management uses all available information to assess possible loan losses, future additions or reductions to the allowance may be required as changes occur in economic conditions and specific borrower circumstances. The regulatory agencies that periodically review the Corporation’s allowance for loan losses may also require additions to the allowance or the charge-off of specific loans based upon the information available to them at the time of their examinations.

Loans on non-accrual status amounted to $5.7 million and $6.5 million at June 30, 2014 and December 31, 2013, respectively. Non-accrual loans as a percentage of outstanding loans amounted to 1.9% at June 30, 2014 and 2.2% at December 31, 2013.

The Corporation considers a loan to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan, based on current information and events. Impaired loans, principally consisting of commercial real estate credits, amounted to $5.0 million at June 30, 2014 and $2.8 million at December 31, 2013. The increase in impaired loans resulted from two credits becoming impaired during the second quarter of 2014. Impaired loans at June 30, 2014 and December 31, 2013, included $2.0 million of loans with no specific reserves included in the allowance for loan losses and $3.0 million and $660,000, respectively, of loans with specific reserves of $897,000 and $179,000 included in the Corporation’s June 30, 2014 and December 31, 2013 allowance for loan losses.

In addition to impaired loans, the Corporation had other potential problem credits of $16.3 million at June 30, 2014 and $13.4 million at December 31, 2013. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan-charge off experience. The Corporation has experienced $66,000 of net loan charge-offs during the first six months of 2014 compared to annual net loan charge-offs of $2.2 million in 2013, $1.8 million in 2012, and $3.8 million in 2011, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios. The Corporation also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $496.8 million, or 95.8% of the Corporation’s funding sources at June 30, 2014. Total deposits increased $28.8 million during the six months ending June 30, 2014.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers. Non-interest bearing deposits comprised 17.2% of total deposits at June 30, 2014, compared to 14.7% at June 30, 2013.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $7.5 million at June 30, 2014 and December 31, 2013, and customer repurchase agreements totaling $4.0 million and $4.6 million at June 30, 2014 and December 31, 2013, respectively. The Corporation also has outstanding junior subordinated deferrable interest debentures of $10.3 million at June 30, 2014 and December 31, 2013. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the six month period ended June 30, 2014, the Corporation had net income of $2.2 million. The increase (decrease) in net unrealized gains on available-for-sale securities, net of income taxes, was $2.6 million and ($4.1 million) for the six months ended June 30, 2014 and 2013, respectively. Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the six month period ended June 30, 2014. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan losses.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended June 30, 2014:

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)

04/01/14	-	04/30/14	7,500	$15.95	238,058	361,942

05/01/14-	-	05/31/14	None	None	238,058	361,942

06/01/14	-	06/30/14	None	None	238,058	361,942

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

Item 3:  Defaults upon Senior Securities.

None

Item 4:  Mine Safety Disclosures

Not applicable

Item 5:  Other Information.

None

Item 6:  Exhibits

(a) Exhibits

Exhibit 2 Stock Purchase Agreement, dated July 1, 2014 among United Bancshares, Inc., Ohio State Bancshares, Inc. and Rbancshares, Inc.

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

UNITED BANCSHARES, INC.

Date:	July 29, 2014	By: /s/ Diana L. Engelhardt
Diana L. Engelhardt
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED June 30, 2014

Exhibit Number	Description	Exhibit Location
2	Stock Purchase Agreement, dated July 1, 2014 among United Bancshares, Inc., Ohio State Bancshares, Inc. and Rbancshares, Inc.	Incorporated herein by reference to the Corporation’s Form 8-K filed July 1, 2014.
3(i)	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
3(ii)	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10Q for the quarter ended June 30, 2007.
10.1	Agreement - Brian D. Young	Incorporated by reference to Corporation's Form 8-K filed July 20, 2006.
10.2	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.3	Salary Continuation Agreement – Heather M. Oatman	Incorporated herein by reference to the Corporation's 2008 Form 10K filed March 20, 2009.
10.4	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005.
10.5	Salary Continuation Agreement, First Amendment – Brian D. Young	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.6	Change in Control Agreement - Diana L. Engelhardt	Incorporated herein by reference to the Corporation’s Form 8-K filed July 23, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith
101.INS	XBRL Instance Document (a)	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB	XBRL Taxonomy Extension Label	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

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