Form 10-K/A
period 2013-12-31
UNITED BANCSHARES INC/OH
filed 2014-09-05
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

United Bancshares, Inc. (the “Corporation”) is filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2014 (“the Original Filing”), to include the Annual Report to Shareholders as Exhibit 13 inadvertently omitted pages due to a clerical error. The Annual Report to Shareholders includes information incorporated by reference into the Form 10-K/A. This Form 10-K/A does not attempt to modify or update any other information in the Original Filing, except as required to reflect the additional information included in Part IV of this Form 10-K/A.

The information that was inadvertently omitted was published and posted to the Corporation’s website at www.theubank.com on March 20, 2014, and was also mailed to the shareholders of record with the Corporation’s definitive proxy statement dated March 19, 2014.

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

Date: September 5, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BRIAN D. YOUNG Brian D. Young	Director	September 5, 2014

/s/ JAMES N. REYNOLDS James N. Reynolds	Director	September 5, 2014

/s/ H. EDWARD RIGEL H. Edward Rigel	Director	September 5, 2014

/s/ R. STEVEN UNVERFERTH R. Steven Unverferth	Director	September 5, 2014

/s/ ROBERT L. BENROTH Robert L. Benroth	Director	September 5, 2014

/s/ DAVID P. ROACH David P. Roach	Director	September 5, 2014

/s/ DANIEL W. SCHUTT Daniel W. Schutt	Director	September 5, 2014