Form 10-Q
period 2014-09-30
UNITED BANCSHARES INC/OH
filed 2014-10-29
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes          No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 24, 2014: 3,367,735

This document contains 43 pages. The Exhibit Index is on page 37 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$12,964,099	$13,698,325
Interest-bearing deposits in other banks	44,671,016	8,709,133
Total cash and cash equivalents	57,635,115	22,407,458

SECURITIES, available-for-sale	192,149,247	197,079,925
FEDERAL HOME LOAN BANK STOCK, at cost	4,144,200	4,893,800
CERTIFICATES OF DEPOSIT	2,490,000	2,739,000
LOANS HELD FOR SALE	247,075	423,720

LOANS	305,336,866	295,313,069
Less allowance for loan losses	(4,017,853)	(4,014,391)
Net loans	301,319,013	291,298,678

PREMISES AND EQUIPMENT, net	8,989,118	9,165,532
GOODWILL	8,554,979	8,554,979
CORE DEPOSIT INTANGIBLE ASSETS, net	102,143	132,786
CASH SURRENDER VALUE OF LIFE INSURANCE	14,467,037	14,173,138
OTHER REAL ESTATE OWNED	483,999	667,954
OTHER ASSETS, including accrued interest and intangible assets	4,587,404	4,697,774
TOTAL ASSETS	$595,169,330	$556,234,744

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing	$75,745,567	$86,752,995
Interest bearing	431,781,782	381,247,070
Total deposits	507,527,349	468,000,065

Other borrowings	7,500,000	12,100,552
Junior subordinated deferrable interest debentures	10,300,000	10,300,000
Other liabilities	3,610,637	2,826,262
Total liabilities	528,937,986	493,226,879

SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value. Authorized 10,000,000 shares; issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,665,845	14,663,861
Retained earnings	53,147,975	50,807,689
Accumulated other comprehensive income (loss)	648,975	(1,358,205)
Treasury stock 392,822 shares at September 30, 2014 and 318,506 shares at December 31, 2013, at cost	(5,992,008)	(4,866,037)
Total shareholders' equity	66,231,344	63,007,865
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$595,169,330	$556,234,744

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiary

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$3,676,038	$3,751,473	$10,964,945	$11,237,113
Securities:
Taxable	648,227	611,598	1,944,030	1,788,606
Tax-exempt	381,515	465,183	1,310,413	1,370,358
Other	93,419	84,538	251,990	253,276
Total interest income	4,799,199	4,912,792	14,471,378	14,649,353

INTEREST EXPENSE
Deposits	485,755	539,418	1,504,525	1,622,919
Other borrowings	169,802	282,259	506,943	831,536
Total interest expense	655,557	821,677	2,011,468	2,454,455

NET INTEREST INCOME	4,143,642	4,091,115	12,459,910	12,194,898
Provision for loan losses	-	(300,000)	115,000	(300,000)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,143,642	4,391,115	12,344,910	12,494,898

NON-INTEREST INCOME
Gain on sales of loans	133,590	124,640	254,765	638,875
Gain on sales of securities	3,266	-	400,262	134,747
Change in fair value of mortgage servicing rights	(6,353)	(28,880)	(77,390)	288,908
Other	847,759	795,941	2,563,991	2,255,963
Total non-interest income	978,262	891,701	3,141,628	3,318,493

NON-INTEREST EXPENSES	3,851,050	3,879,367	11,426,253	11,270,511

INCOME BEFORE INCOME TAXES	1,270,854	1,403,449	4,060,285	4,542,880
Provision for income taxes	233,000	287,000	796,000	982,000
NET INCOME	$1,037,854	$1,116,449	$3,264,285	$3,560,880

NET INCOME PER SHARE
Basic	$0.31	$0.32	$0.95	$1.03
Weighted average common shares outstanding	3,395,226	3,446,952	3,419,154	3,446,806

Diluted	$0.31	$0.32	$0.95	$1.03
Weighted average common shares outstanding	3,395,226	3,446,952	3,419,154	3,446,806

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

NET INCOME	$1,037,854	$1,116,449	$3,264,285	$3,560,880

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during period	(867,197)	(149,090)	3,441,445	(5,856,023)
Reclassification adjustments for gains included in net income	(3,266)	-	(400,262)	(134,747)
Other comprehensive income (loss), before income taxes	(870,463)	(149,090)	3,041,183	(5,990,770)
Income tax expense (benefit) related to items of other comprehensive income (loss)	295,958	50,691	(1,034,003)	2,036,861

Other comprehensive income (loss)	(574,505)	(98,399)	2,007,180	(3,953,909)

COMPREHENSIVE INCOME (LOSS)	$463,349	$1,018,050	$5,271,465	$(393,029)

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Nine months ended September 30, 2014 and 2013

				Accumulated Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
BALANCE AT DECEMBER 31, 2013	$3,760,557	$14,663,861	$50,807,689	$(1,358,205)	$(4,866,037)	$63,007,865

Net income			3,264,285			3,264,285
Other comprehensive income				2,007,180		2,007,180
Dividends declared ($0.27 per share)			(923,999)			(923,999)
Repurchase of 75,000 shares					(1,136,430)	(1,136,430)
684 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		1,984			10,459	12,443
BALANCE AT SEPTEMBER 30, 2014	$3,760,557	$14,665,845	$53,147,975	$648,975	$(5,992,008)	$66,231,344

BALANCE AT DECEMBER 31, 2012	$3,760,557	$14,661,664	$46,855,865	$3,697,363	$(4,805,244)	$64,170,205
Net income			3,560,880			3,560,880
Other comprehensive loss				(3,953,909)		(3,953,909)
Dividends declared ($0.15 per share)			(517,027)			(517,027)
746 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		2,197			11,407	13,604
BALANCE AT SEPTEMBER 30, 2013	$3,760,557	$14,663,861	$49,899,718	$(256,546)	$(4,793,837)	$63,273,753

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2014	2013

Cash flows provided by operating activities	$3,597,967	$6,998,487

Cash flows used by investing activities:
Proceeds from calls or maturities of securities	21,441,992	29,756,692
Proceeds from sales of available-for-sale securities	9,121,367	8,821,116
Purchases of available-for-sale securities	(22,734,203)	(59,881,334)
Net (increase) decrease in loans	(9,905,335)	2,915,692
Proceeds from sale of FHLB stock	749,600	-
Proceeds from sale of other real estate owned	-	694,272
Proceeds from maturities of certificates of deposit	249,000	-
Expenditures for premises and equipment	(171,477)	(220,320)
Net cash used by investing activities	(1,249,056)	(17,913,882)

Cash flows from financing activities:
Net change in deposits	39,527,284	(10,390,700)
Long-term borrowings, net of repayments	(4,600,552)	(456,695)
Proceeds from issuance of common stock	12,443	13,604
Repurchase of common stock	(1,136,430)	-
Cash dividends paid	(923,999)	(517,027)
Net cash provided by (used by) financing activities	32,878,746	(11,350,818)

Net change in cash and cash equivalents	35,227,657	(22,266,213)
Cash and cash equivalents:
At beginning of period	22,407,458	49,911,807
At end of period	$57,635,115	$27,645,594

Cash paid for:

Interest	$2,029,879	$2,439,997

Income taxes	$460,000	$210,000

Non-cash investing activities
Change in net unrealized gain (loss) on available-for-sale securities	$3,041,183	$(5,990,770)

  See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the quarter and nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The balance sheet as of December 31, 2013 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2013.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Union Bank Company (the “Bank”). The Bank has formed a wholly-owned subsidiary, UBC Investments, Inc. (“UBC”), to hold and manage its securities portfolio. The operations of UBC are located in Wilmington, Delaware. The Bank has also formed a wholly-owned subsidiary, UBC Property, Inc., to hold and manage certain property. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Corporation conform to generally accepted practices within the banking industry. The Corporation considers all of its principal activities to be banking related.

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

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors. The FASB issued ASU 2014-04 to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real property recognized. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Corporation has determined the provisions for ASU 2014-04 will not have a material impact on future financial statements.

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors. The FASB issued ASU 2014-14 to reduce the diversity of how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) The loan has a government guarantee that is not separable from the loan before foreclosure.; 2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim.; and 3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments in this update are effective for annual periods, and interim periods within those periods, beginning after December 15, 2014. The Corporation has determined the provisions for ASU 2014-04 will not have a material impact on future financial statements.

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of September 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Government and agencies	$9,639	$9,507	$12,637	$12,333
Obligations of states and political subdivisions	55,551	57,031	66,585	66,540
Mortgage-backed	124,974	124,612	119,164	117,472
Other	1,002	999	752	735

Total	$191,166	$192,149	$199,138	$197,080

A summary of gross unrealized gains and losses on available-for-sale securities as of September 30, 2014 and December 31, 2013 follows (dollars in thousands):

	September 30, 2014		December 31, 2013
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
U.S. Government and agencies	$-	$132	$-	$304
Obligations of states and political subdivisions	1,717	237	1,113	1,158
Mortgage-backed	1,270	1,632	1,165	2,857
Other	-	3	-	17

Total	$2,987	$2,004	$2,278	$4,336

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

NOTE 4 – LOANS

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods ending September 30, 2014 and 2013:

		Commercial
		and
	Commercial	multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2013	$305,434	$3,346,286	$344,803	$17,868	$4,014,391
Provision charged to expenses	135,602	(74,852)	44,356	9,894	115,000
Losses charged off	-	(96,610)	(53,764)	(17,401)	(167,775)
Recoveries	8,188	30,598	8,426	9,025	56,237

Balance at September 30, 2014	$449,224	$3,205,422	$343,821	$19,386	$4,017,853

	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2012	$1,027,837	$5,240,175	$602,291	$47,302	$6,917,605
Provision (credit) charged to expenses	(218,322)	132,417	(181,472)	(32,623)	(300,000)
Losses charged off	(201,297)	(2,207,937)	(3,896)	(12,868)	(2,425,998)
Recoveries	12,187	521,057	10,709	14,976	558,929

Balance at September 30, 2013	$620,405	$3,685,712	$427,632	$16,787	$4,750,536

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods ending September 30, 2014 and December 31, 2013:

September 30, 2014	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$145,406	$714,116	$-	$-	$859,522
Collectively evaluated for impairment	303,818	2,491,306	343,821	19,386	3,158,331

Total allowance for loan losses	$449,224	$3,205,422	$343,821	$19,386	$4,017,853

Loans:
Individually evaluated for impairment	$621,210	$4,237,987	$79,337	$-	$4,938,534
Collectively evaluated for impairment	55,531,745	181,765,193	59,306,056	3,795,338	300,398,332

Total ending loans balance	$56,152,955	$186,003,180	$59,385,393	$3,795,338	$305,336,866

December 31, 2013	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$-	$179,016	$-	$-	$179,016
Collectively evaluated for impairment	305,434	3,167,270	344,803	17,868	3,835,375

Total allowance for loan losses	$305,434	$3,346,286	$344,803	$17,868	$4,014,391

Loans:
Individually evaluated for impairment	$401,028	$2,316,969	$81,437	$-	$2,799,434
Collectively evaluated for impairment	50,904,208	181,529,447	56,146,111	3,933,869	292,513,635

Total ending loans balance	$51,305,236	$183,846,416	$56,227,548	$3,933,869	$295,313,069

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

Impaired loans were as follows as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Loans with no allowance for loan losses allocated	$1,961,578	$2,064,203
Loans with allowance for loan losses allocated	2,976,956	735,231

Total impaired loans	$4,938,534	$2,799,434

Amount of the allowance allocated to impaired loans	$859,522	$179,016

The average recorded investment in impaired loans for the nine month periods ended September 30, 2014 and 2013 was approximately $3.9 million and $10.1 million, respectively. There was approximately $183,000 and $150,000 in interest income recognized by the Corporation on impaired loans on an accrual or cash basis for the nine month periods ended September 30, 2014 and 2013, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Recorded investment	Allowance for loan losses allocated	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Agriculture	$301,028	$-	$401,028	$-
Commercial and multi-family real estate	1,007,177	-	1,007,702	-
Agricultural real estate	649,036	-	649,036	-
Residential real estate	4,337	-	6,437	-
With an allowance recorded:
Commercial	320,182	145,406	-	-
Commercial and multi-family real estate	2,581,774	708,058	660,231	165,300
Residential real estate	75,000	6,058	75,000	13,716

Total	$4,938,534	$859,522	$2,799,434	$179,016

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

The following tables present the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and troubled debt restructurings by class of loans as of September 30, 2014 and December 31, 2013:

September 30, 2014	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$320,182	$-	$-
Commercial real estate	2,806,989	-	1,967,898
Agriculture	301,028	-	-
Agricultural real estate	864,112	-	-
Consumer	21,242	219	-
Residential real estate	1,407,944	144,818	153,840
Total	$5,721,497	$145,037	$2,121,738

December 31, 2013	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$294,475	$-	$294,475
Commercial real estate	2,966,751	-	43,508
Agriculture	401,028	-	-
Agricultural real estate	915,992	-	-
Consumer	7,551	3,112	-
Residential real estate	1,925,627	33,758	157,715

Total	$6,511,424	$36,870	$495,698

The nonaccrual balances in the table above include troubled debt restructurings that have been classified as nonaccrual.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 by class of loans:

	30 – 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Loans not past due	Total
Commercial	$35,744	$-	$119,379	$155,123	$43,098,290	$43,253,413
Commercial real estate	987,931	2,229,532	2,042,504	5,259,967	156,123,411	161,383,378
Agriculture	-	15,942	301,028	316,970	12,582,573	12,899,543
Agricultural real estate	107,802	-	781,395	889,197	23,730,604	24,619,801
Consumer	4,443	40,138	2,387	46,968	3,748,370	3,795,338
Residential real estate	1,838,209	505,547	518,005	2,861,761	56,523,632	59,385,393

Total	$2,974,129	$2,791,159	$3,764,698	$9,529,986	$295,806,880	$305,336,866

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

Loans not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are generally either less than $250,000 or are included in groups of homogenous loans. As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2014	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$54,455,599	$1,076,146	$-	$621,210	$-
Commercial and multi-family real estate	169,521,571	9,191,854	6,640,719	649,036	-
Residential 1 – 4 family	-	-	75,000	4,337	59,306,056
Consumer	-	-	-	-	3,795,338
Total	$223,977,170	$10,268,000	$6,715,719	$1,274,583	$63,101,394

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$49,943,919	$960,289	$-	$401,028	$-
Commercial and multi-family real estate	169,094,312	5,755,107	8,347,961	649,036	-
Residential 1 – 4 family	-	-	75,000	6,437	56,146,111
Consumer	-	-	8,744	-	3,925,125
Total	$219,038,231	$6,715,396	$8,431,705	$1,056,501	$60,071,236

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential 1 – 4 family and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in non-impaired residential 1 – 4 family and consumer loans based on payment activity as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Residential 1 – 4 family	Consumer	Residential 1 – 4 family	Consumer

Performing	$57,757,631	$3,773,878	$54,501,907	$3,914,625
Nonperforming	1,548,425	21,460	1,644,204	10,500

Total	$59,306,056	$3,795,338	$56,146,111	$3,925,125

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

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

The following table includes the recorded investment and number of modifications for TDR loans during the nine month period ended September 30, 2014.

	Number of modifications	Recorded investment	Allowance for loan losses allocated
Troubled Debt Restructurings:
Commercial Real Estate	1	$1,967,898	$606,501

The concession granted in the above TDR was a temporary modification of the original term to interest only payments. The recorded investment in the loan did not change as a result of the modification. There are not any troubled debt restructurings for which there was a payment default in the current reporting period.

NOTE 5 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.39% at September 30, 2014 and 3.40% at September 30, 2013. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods. Interest expense on the debentures approximated $257,000 and $267,000 for the nine month periods ended September 30, 2014 and 2013, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

September 30, 2014

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 include available-for-sale securities, which are all valued using Level 2 inputs, and mortgage servicing rights, amounting to $1,304,020 at September 30, 2014 and $1,398,396 at December 31, 2013, which are valued using Level 3 inputs. Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013 include other real estate owned, as well as impaired loans approximating $4,079,000 at September 30, 2014 and $2,620,000 at December 31, 2013 all of which are valued using Level 3 inputs.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the periods presented due to the lack of observable quotes in inactive markets for those instruments at September 30, 2014 and December 31, 2013.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the nine month period ended September 30, 2014 and year ended December 31, 2013:

	September 30, 2014	December 31, 2013

Balance at beginning of period	$1,398,396	$930,760
Gains or losses, including realized and unrealized:
Disposals – amortization based on loan payments and payoffs	(126,187)	(160,873)
Purchases, issuances, and settlements	109,201	312,751
Other changes in fair value	(77,390)	315,758
Balance at end of period	$1,304,020	$1,398,396

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Corporation did not have any securities classified as Level 1 or Level 3 at September 30, 2014 or December 31, 2013. There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at September 30, 2014 or December 31, 2013.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

Impaired Loans

The Corporation does not record impaired loans at fair value on a recurring basis. However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral less estimated cost to sell, if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs, including recent appraisals and Level 3 inputs based on customized discounting criteria such as additional appraisal adjustments to consider deterioration of value subsequent to appraisal date and estimated cost to sell. Additional appraisal adjustments range between 15% and 70% of appraised value, and estimated selling cost ranges between 10% and 20% of the adjusted appraised value.  Due to the significance of the Level 3 inputs, impaired loans fair values have been classified as Level 3.

Mortgage Servicing Rights

The Corporation records mortgage servicing rights at estimated fair value based on a discounted cash flow model which includes discount rates between -0.11% and 1.14%, in addition to prepayment, internal rate of return, servicing costs, inflation rate of servicing costs and earnings rate assumptions that are considered to be unobservable inputs. Due to the significance of the Level 3 inputs, mortgage servicing rights have been classified as Level 3.

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less appraisal adjustments between 10% and 20% of appraised value, and expected selling costs between 10% and 20% of adjusted appraised value. Such values are estimated primarily using appraisals and reflect a market value approach. Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3. In accordance with the provisions of ASC 360-10, other real estate owned was written down to its estimated fair value of $484,000, resulting in impairment charges of $184,000, which are included in non-interest expenses for the nine month period ended September 30, 2014.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at September 30, 2014 and December 31, 2013.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at September 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level
FINANCIAL ASSETS
Cash and cash equivalents	$57,635	$57,635	$22,407	$22,407	1
Securities, including Federal Home Loan Bank stock	196,293	196,293	201,974	201,974	2
Certificates of deposit	2,490	2,490	2,739	2,739
Loans held for sale	247	247	424	424	3
Net loans	301,319	301,270	291,299	292,257	3
Mortgage servicing rights	1,304	1,304	1,398	1,398	3
	$559,288	$559,239	$520,241	$521,199
FINANCIAL LIABILITIES
Deposits
Maturity	$155,671	$155,151	$172,349	$172,956	3
Non-maturity	351,856	351,856	295,651	295,651	1
Other borrowings	7,500	8,092	12,101	13,036	3
Junior subordinated deferrable interest debentures	10,300	10,285	10,300	10,294	3
	$525,327	$525,384	$490,401	$491,937

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at September 30, 2014 and December 31, 2013 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $86,118,000 at September 30, 2014 and $76,322,000 at December 31, 2013. Such amounts are also considered to be the estimated fair values.

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

September 30, 2014

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

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after September 30, 2014 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2014 have been recognized in the consolidated financial statements for the period ended September 30, 2014. Events or transactions that provided evidence about conditions that did not exist at September 30, 2014 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended September 30, 2014.

On July 1, 2014, the Corporation, Ohio State Bancshares, Inc. (“OSB”) and Rbancshares, Inc. (“Rbancshares”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which United will purchase from OSB all of the issued and outstanding shares of The Ohio State Bank (“Ohio State Bank”), an Ohio banking corporation and wholly-owned subsidiary of OSB. Rbancshares is a majority shareholder of OSB. Under the terms of the Purchase Agreement, United will acquire Ohio State Bank for consideration that includes the assumption of OSB’s $3.0 million Trust Preferred Stock plus unpaid accrued interest thereon, repayment of approximately $550,000 of senior debt as well as a cash payment equal to approximately 50% of Ohio State Bank’s tangible capital at closing, after certain adjustments. Immediately following the acquisition, Ohio State Bank will merge with and into The Union Bank Company and its offices will become branches of The Union Bank Company. The transaction is expected to close in the fourth quarter of 2014, pending the satisfaction of various closing conditions, including the receipt of all necessary bank regulatory approvals, the accuracy of the representations and warranties of each party (subject to certain exceptions), the performance in all material respects by each party of its obligations under the Purchase Agreement, and other conditions customary for transactions of this type.

On October 21, 2014, United Bancshares, Inc.’s Board of Directors approved a cash dividend of $0.08 per common share payable December 16, 2014 to shareholders of record at the close of business on November 28, 2014.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2014	2013	2014	2013
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.70%	0.80%	0.75%	0.85%
Average shareholders’ equity (a)	6.26%	7.12%	6.75%	7.49%
Net interest margin (a)	3.18%	3.16%	3.31%	3.30%
Efficiency ratio (b)	72.41%	74.28%	70.20%	69.49%
Average shareholders’ equity to average assets	11.17%	11.28%	11.17%	11.29%
Loans to deposits (end of period)	60.21%	65.06%	60.21%	65.06%
Allowance for loan losses to loans (end of period)	1.32%	1.59%	1.32%	1.59%

Book value per share	$19.67	$18.36	$19.67	$18.36

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

The Union Bank Company (the “Bank”), a wholly-owned subsidiary of the Corporation, is engaged in the business of commercial banking. The Bank is an Ohio state-chartered bank, which serves Allen, Hancock, Putnam, Sandusky, Van Wert and Wood counties in Ohio, with office locations in Bowling Green, Columbus Grove, Delphos, Findlay, Gibsonburg, Kalida, Leipsic, Lima, Ottawa, and Pemberville, Ohio.

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

On July 1, 2014, the Corporation, Ohio State Bancshares, Inc. (“OSB”) and Rbancshares, Inc. (“Rbancshares”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which United will purchase from OSB all of the issued and outstanding shares of The Ohio State Bank (“Ohio State Bank”), an Ohio banking corporation and wholly-owned subsidiary of OSB. Rbancshares is a majority shareholder of OSB. Under the terms of the Purchase Agreement, United will acquire Ohio State Bank for consideration that includes the assumption of OSB’s $3.0 million Trust Preferred Stock plus unpaid accrued interest thereon, repayment of approximately $550,000 of senior debt as well as a cash payment equal to approximately 50% of Ohio State Bank’s tangible capital at closing, after certain adjustments. Immediately following the acquisition, Ohio State Bank will merge with and into The Union Bank Company and its offices will become branches of The Union Bank Company. The transaction is expected to close in the fourth quarter of 2014, pending the satisfaction of various closing conditions, including the receipt of all necessary bank regulatory approvals, the accuracy of the representations and warranties of each party (subject to certain exceptions), the performance in all material respects by each party of its obligations under the Purchase Agreement, and other conditions customary for transactions of this type.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended September 30, 2014, the Corporation reported net income of $1,038,000, or $0.31 basic earnings per share. This compares to third quarter 2013 net income of $1,116,000, or $0.32 basic earnings per share. The decrease in operating results for the third quarter of 2014 as compared to the same period in 2013 was primarily attributable to a $300,000 increase in the provision for loan losses, and a $114,000 decrease in interest income offset by a decrease of $28,000 in non-interest expense, a decrease of $166,000 in interest expense, an increase in non-interest income of $87,000, and the related income tax effects of these items.

Net income for the nine months ended September 30, 2014 totaled $3,264,000, or $0.95 basic earnings per share compared to $3,561,000 or $1.03 basic earnings per share for the same period in 2013. Compared with the same period in 2013, net income decreased $297,000, or 8.3%. The decrease for the nine month period ended September 30, 2014, as compared to the nine month period ended September 30, 2013, was primarily the result of a $415,000 increase in the provision for loan losses, an increase of $156,000 in non-interest expenses and a decrease in non-interest income of $177,000 offset by an increase in net interest income of $265,000, and the related income tax effects of these items.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $4,144,000 for the third quarter of 2014, compared to $4,091,000 for the same period of 2013, an increase of $53,000 (1.3%). For the nine months ended September 30, 2014, net interest income was $12,460,000 compared to $12,195,000 for the same period of 2013, an increase of $265,000 (2.2%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the quarterly and nine month periods ended September 30, 2014, the net interest margin (on a taxable equivalent basis) was 3.18% and 3.31%, respectively, compared with 3.16% and 3.3% for the same periods in 2013.

Interest-bearing deposits comprised 94.7% of average interest-bearing liabilities for the nine month period ended September 30, 2014, compared to 92.5% for the same period in 2013. A decrease in other borrowing resulted in the Corporation’s cost of funds on interest-bearing liabilities to be 0.63% for the first nine months of 2014 compared to 0.77% for the same period in 2013. This decrease in the cost of funds positively impacted the net interest margin when comparing the nine month periods ended September 30, 2014 and September 30, 2013.

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio. Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. A $115,000 provision for loan losses was made during the nine month period ended September 30, 2014 compared to a $300,000 negative provision during the same period of 2013. See “Allowance for Loan Losses” under Financial Condition for further discussion relating to the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees, earnings on life insurance policies, income arising from sales of investment products to customers, and occasional security sale transactions. Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter. For the quarter ended September 30, 2014, non-interest income was $978,000, compared to $892,000 for the third quarter of 2013, an $86,000 (9.6%) increase. For the nine month period ended September 30, 2014, non-interest income was $3,142,000 compared to $3,318,000 for the same period of 2013, a $176,000 (5.3%) decrease.

Gain on sales of loans amounted to $134,000 for the quarter ended September 30, 2014, compared to $125,000 for the third quarter of 2013, an increase of $9,000 (7.2%). Quarterly gain on sale of loans was impacted by an increase in capitalized servicing rights of $55,000 in 2014 and an increase of $57,000 in 2013. Gain on sales of loans amounted to $255,000 for the nine months ended September 30, 2014 compared to $639,000 for the comparable period in 2013, a decrease of $384,000 (60.1%). Gain on sales of loans for the nine month period included capitalized servicing rights of $109,000 in 2014 and $275,000 in 2013. The decrease in gain on sale of loans corresponds with the decrease in loan sales activity. Loan sales for the first nine months of 2014 were $11.2 million, compared to $28.5 million for the first nine months of 2013. The decrease in loan sales activity resulted from the increased rate environment during the nine month period ended September 30, 2014.

The fair value of mortgage servicing rights decreased $6,000 for the quarter ended September 30, 2014, compared to a $29,000 decrease for the quarter ended September 30, 2013. For the nine month period ended September 30, 2014, there was a decrease in fair value of mortgage servicing rights of $77,000, compared to an increase in fair value of mortgage servicing rights of $289,000 for the nine months ended September 30, 2013. The decrease in fair value of mortgage servicing rights resulted from the increased rate environment during the nine month period ended September 30, 2014.

Gain on sales of securities amounted to $3,000 for the quarter ended September 30, 2014, (none for the third quarter of 2013). Gain on sales of securities amounted to $400,000 for the nine months ended September 30, 2014 compared to $135,000 for the comparable period in 2013, an increase of $265,000 (196.3%).

Non-Interest Expenses

For the quarter ended September 30, 2014, non-interest expenses were $3,851,000, compared to $3,879,000 for the third quarter of 2013, a $28,000 (0.7%) decrease. For the nine month period ended September 30, 2014, non-interest expenses totaled $11,426,000, compared to $11,271,000 for the comparable period of 2013, an increase of $155,000 (1.4%). The increase in non-interest expenses for the nine month period ended September 30, 2014 was primarily attributable to a $178,000 increase in data processing, a $68,000 increase in salaries and benefits, a $64,000 increase in legal expenses and a $64,000 increase in other real estate owned expenses offset by a $51,000 decrease in other operational bank costs, a $92,000 decrease in marketing expense and a $60,000 decrease in a licensing fees related to a product no longer offered by the Bank.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended September 30, 2014, the Corporation’s efficiency ratio was 72.41%, compared to 74.28% for the same period of 2013. For the nine month period ended September 30, 2014, the Corporation’s efficiency ratio was 70.20% compared to 69.49% for the same period of 2013.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2014 was $233,000 compared to $287,000 for the comparable 2013 period. The provision for income taxes for the nine month period ended September 30, 2014 was $796,000, or 19.6% of income before income taxes, compared to $982,000 or 21.6% for the comparable 2013 period.

Return on Assets

Return on average assets was 0.70% for the third quarter of 2014, compared to 0.80% for the third quarter of 2013. For the nine month period ended September 30, 2014, return on average assets was 0.75%, compared to 0.85% for the same period of 2013.

Return on Equity

Return on average shareholders’ equity for the third quarter of 2014 was 6.26%, compared to 7.12% for the same period of 2013. Return on average equity for the nine months ended September 30, 2014 was 6.75%, compared to 7.49% for the same period in 2013.

The Corporation and Bank met all regulatory capital requirements as of September 30, 2014, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $595.2 million at September 30, 2014, compared to $556.2 million at December 31, 2013, an increase of $39 million. The increase in total assets was primarily the result of an increase of $35.2 million (157.2%) in cash and cash equivalents, and an increase of $10.0 million (3.4%) in gross loans offset by a decrease in available-for-sale securities of $4.9 million (2.5%), a $750,000 (15.3%) decrease in Federal Home Loan Bank Stock, and a $184,000 (27.5%) decrease in other real estate owned. Deposits during this same period increased $39.5 million, or 8.5%.

Shareholders’ equity increased from $63 million at December 31, 2013 to $66.2 million at September 30, 2014. This increase was the result of net income of $3.3 million, dividends paid of $924,000, repurchase of 75,000 shares for $1,136,000, the issuance of 676 treasury shares under the Corporation’s Employee Stock Purchase Plan for $12,000, and a $2.0 million increase in unrealized securities gains, net of tax. The increase in unrealized securities gains during the nine month period ended September 30, 2014 was the result of customary and expected changes in the bond market. Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $57.6 million at September 30, 2014, compared to $22.4 million at December 31, 2013. Cash and cash equivalents includes interest-bearing deposits in other banks of $44.7 million at September 30, 2014 and $8.7 million at December 31, 2013. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of September 30, 2014 totaled $191.2 million and $192.1 million, respectively, resulting in net unrealized gains of $983,000 and a corresponding after tax increase in shareholders’ equity of $649,000. The amortized cost of available-for-sale securities decreased $8.0 million from December 31, 2013. The decrease resulted from the Corporation electing to sell $8.7 million of municipal securities in an effort to improve the overall credit quality of the municipal portfolio, while reducing the duration and interest rate risk on the portfolio as a whole.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio. Gross loans totaled $305.3 million at September 30, 2014, compared to $295.3 million at December 31, 2013, an increase of $10.0 million (3.4%). The increase in loan balances during the first nine months of 2014 resulted primarily from an increase in loan origination activity.

There are also unrecognized financial instruments at September 30, 2014 and December 31, 2013 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $86,118,000 at September 30, 2014 and $76,322,000 at December 31, 2013.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the nine months ended September 30, 2014 and 2013, respectively:

	(dollars in thousands)

	2014	2013
Balance, beginning of period	$4,014	$6,918
Provision for loan losses	115	(300)

Charge offs	(167)	(2,426)
Recoveries	56	559
Net charge offs	(111)	(1,867)

Balance, end of period	$4,018	$4,751

The allowance for loan losses as a percentage of gross loans was 1.32% at September 30, 2014 and 1.36% at December 31, 2013. Regular provisions are made in amounts sufficient to maintain the balance in the allowance for loan losses at a level considered by management to be adequate for losses within the portfolio. Even though management uses all available information to assess possible loan losses, future additions or reductions to the allowance may be required as changes occur in economic conditions and specific borrower circumstances. The regulatory agencies that periodically review the Corporation’s allowance for loan losses may also require additions to the allowance or the charge-off of specific loans based upon the information available to them at the time of their examinations.

Loans on non-accrual status amounted to $5.7 million and $6.5 million at September 30, 2014 and December 31, 2013, respectively. Non-accrual loans as a percentage of outstanding loans amounted to 1.9% at September 30, 2014 and 2.2% at December 31, 2013.

The Corporation considers a loan to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan, based on current information and events. Impaired loans, principally consisting of commercial real estate credits, amounted to $4.9 million at September 30, 2014 and $2.8 million at December 31, 2013. The increase in impaired loans resulted from two credits becoming impaired during the nine month period ended September 30, 2014. Impaired loans at September 30, 2014 and December 31, 2013, included $2.0 million of loans with no specific reserves included in the allowance for loan losses and $3.0 million and $735,000, respectively, of loans with specific reserves of $859,000 and $179,000 included in the Corporation’s September 30, 2014 and December 31, 2013 allowance for loan losses.

In addition to impaired loans, the Corporation had other potential problem credits of $15.8 million at September 30, 2014 and $13.4 million at December 31, 2013. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan-charge off experience. The Corporation has experienced $111,000 of net loan charge-offs during the first nine months of 2014 compared to annual net loan charge-offs of $2.2 million in 2013, $1.8 million in 2012, and $3.8 million in 2011, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios. The Corporation also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $507.5 million, or 96.6% of the Corporation’s funding sources at September 30, 2014. Total deposits increased $39.5 million during the nine months ending September 30, 2014.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers. Non-interest bearing deposits comprised 14.9% of total deposits at September 30, 2014, compared to 16.1% at September 30, 2013.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $7.5 million at September 30, 2014 and December 31, 2013, and customer repurchase agreements totaling $4.6 million at December 31, 2013 (none at September 30, 2014). The Corporation also has outstanding junior subordinated deferrable interest debentures of $10.3 million at September 30, 2014 and December 31, 2013. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the nine month period ended September 30, 2014, the Corporation had net income of $3.3 million. The increase (decrease) in net unrealized gains on available-for-sale securities, net of income taxes, was $2.0 million and ($4.0 million) for the nine months ended September 30, 2014 and 2013, respectively. Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the nine month period ended September 30, 2014. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan losses.

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

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013.

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

Item 1A: Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended September 30, 2014:

Period			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)

07/01/14	-	07/31/14	23,500	$14.65	261,558	338,442

08/01/14	-	08/31/14	15,000	$15.20	276,558	323,442

09/01/14	-	09/30/14	18,000	$15.21	294,558	305,442

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

UNITED BANCSHARES, INC.

Date:	October 29, 2014	By:/s/ Diana L. Engelhardt
Diana L. Engelhardt
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED September 30, 2014

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