Form 10-K
period 2014-12-31
UNITED BANCSHARES INC/OH
filed 2015-03-18
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934, as amended

For the fiscal year ended December 31, 2014

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

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $43,622,290, based upon the last sales price as quoted on the NASDAQ Global Market as of June 30, 2014.

The number of shares of Common Stock, no par value outstanding as of January 31, 2015: 3,368,138

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2014 are incorporated by reference into Part II. Portions of the Proxy Statement dated March 18, 2015 for the 2015 Annual Meeting of Shareholders to be held on April 22, 2015 are incorporated by reference into Part III.

Forward Looking Statements

From time to time, we have made or will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements do not relate strictly to historical or current facts. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “outlook,” “plan,” “strategy,” “expect,” “anticipate,” “project,” “believe,” “estimate,” or other words of similar meaning, or by words or phrases indicating that an event or trend “may,” “should,” “will,” “is likely,” or that an event or trend is “probable” to occur or “continue,” has “begun,” “is scheduled,” or is “on track.” Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations. Our disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Forward-looking statements are not historical facts and, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements, include, but are not limited to:

•	deterioration of commercial real estate market fundamentals;
•	defaults by our loan counterparties or trends;
•	adverse changes in credit quality trends;
•	declining asset prices;
•	our ability to accurately estimate collateral values, future levels of nonperforming loans, and other borrower fundamentals as part of our credit review process;
•	changes in local, regional and international business, economic or political conditions affecting the regions in which we operate;
•	the extensive and increasing regulation of the U.S. financial services industry;
•	changes in accounting policies, rules and interpretations;
•	increasing capital and liquidity standards under applicable regulatory rules;
•	unanticipated adverse effects related to our acquisition of The Ohio State bank or other acquisitions of assets or business units;
•	increasing capital and liquidity standards under applicable regulatory rules;
•	unanticipated changes in our liquidity position, including but not limited to, changes in the cost of liquidity, our ability to enter the financial markets and to secure alternative funding sources;
•	our ability to receive dividends from our subsidiary, The Union Bank Company (the “Union Bank”);
•	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;
•	operational or risk management failures by us or critical third-parties;
•	adverse judicial proceedings;
•	the occurrence of natural or man-made disasters or conflicts or terrorist attacks;
•	a reversal of the U.S. economic recovery due to financial, political or other shocks;
•	our ability to anticipate interest rate changes and manage interest rate risk;
•	deterioration of economic conditions in the geographic regions where we operate;
•	the soundness of other financial institutions;
•	our ability to attract and retain talented executives and employees and to manage our reputational risks;
•	our ability to timely and effectively implement our strategic initiatives;
•	increased competitive pressure due to industry consolidation;

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our SEC filings, including this report on Form 10-K and our subsequent reports on Form 10-Q and 8-K and any other filings made with the SEC, all of which are or will upon filing be accessible on the SEC’s website at www.sec.gov and on our website at www.theubank.com.

PART I

Item 1. Business

Overview

United Bancshares, Inc. (“UBOH”), an Ohio corporation, organized in 1985 is headquartered in Columbus Grove, Ohio. We are a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), with consolidated total assets of $650.2 million at December 31, 2014. UBOH is regulated as a one-bank holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and its principal asset and operating subsidiary is The Union Bank Company, an Ohio state chartered commercial bank (“Union Bank”). As of December 31, 2014, UBOH and its subsidiary (collectively the “Corporation”) employed approximately 142 full-time equivalent employees.

United Bancshares, Inc.’s common stock has traded on the NASDAQ Global Market under the symbol “UBOH” since March 2001.

Union Bank

Union Bank is an Ohio state-chartered bank supervised by the State of Ohio, Division of Financial Institutions (the “Division”), and the Federal Deposit Insurance Corporation (the “FDIC”). Through Union Bank, we provide a wide range of commercial and retail banking services. Union Bank offers a full range of commercial banking services, including checking accounts, savings and money market accounts; certificates of deposit; on-line banking and automatic teller machines; commercial, consumer, agricultural, residential mortgage and home equity loans; wealth management services; treasury management services; safe deposit box rentals; and other personalized banking services. Through our fifteen branch offices located in Bowling Green, Columbus Grove, Delaware, Delphos, Findlay, Gibsonburg, Kalida, Leipsic, Lima, Marion, Ottawa, and Pemberville, Ohio, we serve the Ohio counties of Allen, Delaware, Hancock, Marion, Putnam, Sandusky, Van Wert, and Wood. As a result of our acquisition of The Ohio State Bank, we added branch offices during 2014 in Delaware and Marion counties, growing the bank from having offices in six counties to eight counties in Northwest and Central Ohio. The acquisition also contributed total assets of $83.4 million to our consolidated total assets.

In the operation of its business, Union Bank maintains a strong community orientation. Union Bank’s business model emphasizes personalized service, clients’ access to key decision makers, individualized-attention, tailored products, and access to on-line banking tools. Union Bank’s management has placed a special emphasis on personalized attention to its customers’ needs in order to better serve the members of the community and create opportunities for them. Union Bank concentrates its efforts on serving the financial needs of the business in the Ohio counties that it serves as well as on providing financing to customers seeking to purchase or build their own homes; routinely seeking opportunities to foster economic growth and wealth accumulation in local economies through the financing of local entrepreneurs and residences in the areas we serve.

Union Bank has two subsidiaries: UBC Investments, Inc. (“UBC”), an entity formed to hold its securities portfolio, and UBC Property, Inc. (“UBC Property”), an entity formed to hold and manage certain property that is acquired in lieu of foreclosure.

Additional information

Our executive offices are located at 100 S High Street, Columbus Grove, OH 45830 and our telephone number is (419) 659-2141. Our website is www.theubank.com.

We make available free of charge, on or through the United Bancshares link on our website (www.theubank.com), our annual reports on Form 10-K quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website and available in print upon request are the charters for our Audit Committee, Compensation, and Nominating Committees and our Senior Officer Code of Ethics. Within the time period required by the SEC and the NASDAQ Global Market, we will post on our website any amendment to the Senior Officer Code of Ethics or the above-referenced governance documents or you may request the documents by writing to our Chief Financial Officer at The Union Bank Co., 100 South High Street, Columbus Grove, OH 45830 or by calling (419) 659-2141.

The public may read and copy any filed materials with the SEC at the SEC’s Public Reference Room at 100 E. Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Referenced Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information that the Corporation electronically files with the SEC.

Competition

The Corporation competes for deposits with other commercial banks, savings associations and credit unions and issuers of commercial paper and other securities, such as shares in money market mutual funds. Primary factors in competing for deposits include customer service, interest rates and convenience. In making loans, the Corporation competes with other commercial banks, savings associations, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable. The financial services industry is likely to become more competitive as further technology advances enable more companies to provide financial services. We compete by offering quality products and innovative services at competitive prices, and by maintaining our products and services offerings to keep pace with customer preferences in the regions that we operate.

In recent years, mergers and acquisitions have led to greater concentration in the banking industry, placing added competitive pressure on our core banking products and services. Consolidation continued during 2014, primarily through private merger and acquisition transactions, and led to redistribution of deposits and certain banking assets to other financial institutions. We expect this trend to continue during 2015, due primarily to increased compliance costs. We, therefore, expect competition in the markets we serve to intensify with the advent of new technology and consolidation trends. As a matter of course, we continue to evaluate opportunities in the markets we serve or contiguous markets to improve our footprint, while balancing the efficiency of technology.

Supervision and Regulation

General

The following discussion addresses the material elements of the regulatory framework applicable to bank holding companies, like UBOH, and our subsidiary bank, Union Bank. This regulatory framework is intended primarily to protect customers and depositors, the Deposit Insurance Fund (the “DIF”) of the FDIC, and the banking system as a whole, rather than for the protection of security holders and creditors. We cannot predict changes in the applicable laws, regulations and regulatory agency policies, yet such changes may have a material effect on our business, financial condition or results of operations.

UBOH

As a bank holding company, UBOH is subject to the regulation, supervision, and examination by the Federal Reserve Board under the BHCA. Pursuant to the BHCA, bank holding companies generally may not, in general, directly or indirectly own or control more than 5% of the voting shares, or substantially all of the assets, of any bank or savings association, without prior approval by the Federal Reserve Board. In addition, bank holding companies are generally prohibited from engaging in commercial or industrial activities.

Under federal law, a bank holding company, like UBOH, must serve as a source of financial strength to its subsidiary depository institutions by providing financial assistance to them in the event of their financial distress. This support may be required when we do not have the resources to, or would prefer not to, provide it. Certain loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits in, and certain other indebtedness of, the subsidiary bank. In addition, federal law provides that in the bankruptcy of a bank holding company, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Union Bank

As an Ohio state-chartered bank, and a member of the Deposit Insurance Fund (the “DIF”), administered by the FDIC, Union Bank is supervised and regulated by the Division and the FDIC. As insurer, the FDIC imposes deposit insurance premiums and conducts examinations of and requires reporting by FDIC-insured institutions under the Federal Deposit Insurance Act, as amended (the “FDIA”).

Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of Union Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching.

As a member of the FHLB, Union Bank is required to, among other things, maintain an investment in capital stock of the FHLB. Union Bank receives dividends on its investment in FHLB stock. Under certain conditions, secured advances to Union Bank are available from the FHLB to meet operational requirements. Such advances are renewable and can be obtained up to specified dollar amounts. These advances are secured primarily by Union Bank’s eligible mortgage loans and FHLB stock.

Regulatory capital and liquidity

Current regulatory capital requirements

Federal banking regulators have promulgated risk-based capital and leverage ratio requirements applicable to UBOH and Union Bank. The adequacy of regulatory capital is assessed periodically by federal banking agencies in their examination and supervision processes, and in the evaluation of applications in connection with certain expansion activities.

The risk-based capital guidelines adopted by the federal banking regulators and effective through December 31, 2014, include both a definition and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least 4% is to be comprised of common shareholders’ equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan losses. Each of the federal banking agencies also impose a minimum leverage ratio (Tier 1 capital to total assets) for banking organizations. The minimum leverage ratio is currently 3% for bank holding companies that are considered “strong” under the Federal Reserve Board’s guidelines or which have implemented the Federal Reserve Board’s risk-based capital measure for market risk. The minimum leverage ratio is 1%-2% higher for other bank holding companies and banks based on their particular circumstances and risk profiles and for those banks experiencing or anticipating significant growth. The FDIC imposes similar capital requirements on Union Bank adopted by the FDIC.

The Corporation currently satisfies all capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC. The junior subordinated deferrable interest debentures issued in 2003 and the trust preferred securities from The Ohio State Bank acquisition, as described in Note 10 in the consolidated financial statements contained in the Corporation’s Annual Report, currently qualify as Tier 1 capital for regulatory purposes. However, it is possible that regulations could change so that such securities do not qualify.

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

The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiary bank and other subsidiaries. However, the Federal Reserve Board expects the Corporation to serve as a source of strength to its subsidiary bank, which may require it to retain capital for further investment in the subsidiary, rather than for dividends for shareholders of UBOH. The Bank may not pay dividends to UBOH if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Bank must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net income and the retained net income for the preceding two years, less required transfers to surplus. Payment of dividends by a bank subsidiary may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting UBOH’s ability to pay dividends on its outstanding common shares.

The FDIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to an FDIC-insured depository institution that does not meet certain capital adequacy standards. Banks and savings associations are classified into one (1) of five (5) categories based upon capital adequacy, ranging from “well-capitalized” to “critically undercapitalized.” Restrictions on operations, management and capital distributions begin to apply at “adequately capitalized” status and become progressively stricter as the insured depository institutions approaches “critically undercapitalized” status. Generally, the regulations require the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “undercapitalized” and to take additional actions if the institution becomes “significantly undercapitalized” or “critically undercapitalized.” Under the Prompt Corrective Action requirements effective through December 31, 2014, a depository institution is considered well-capitalized if it maintains total risk-based capital of greater than or equal to 10%; tier 1 risk-based capital of at least 6%; and a tier 1 leverage ratio of at least 5%. As of December 31, 2014, Union Bank has total risk-based capital of 15.8%, tier 1 risk-based capital of 15%, and tier 1 leverage of 11%. Effective January 1, 2015, final rules promulgated by the FDIC pursuant to Dodd-Frank, provide that for a depository institution to be considered well-capitalized it must maintain common equity tier 1 capital of at least 6.5%; tier 1 risk-based capital of at least 8%; total risk-based capital of at least 10%; and leverage ratio of at least 5%. While the Prompt Corrective Action requirements only apply to FDIC-insured depository institutions and not to bank holding companies, the mandatory Prompt Corrective Action “capital restoration plan” required of an undercapitalized institution by its relevant regulator must be guaranteed to a limited extent by the institution’s parent bank holding company.

In October 2013, the federal banking regulators published final rules establishing a new comprehensive capital framework for U.S. banking organizations (the “Regulatory Capital Rules”). The Regulatory Capital Rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standard as well as certain provisions of the Dodd-Frank Act. The implementation of the Regulatory Capital Rules will lead to higher capital requirements and more restrictive leverage liquidity ratios than those currently in place. In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Regulatory Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements. The capital conservation buffer will be phased in over time, beginning January 1, 2016, for non-advanced approach institutions, like Union Bank and UBOH, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. The Regulatory Capital Rules also revise the regulatory agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity. The Regulatory Capital Rules phase in beginning January 1, 2015, for non-advanced approaches banking organizations, like UBOH and Union Bank, and January 1, 2014, for advanced approach banking organizations, and will be fully phased in by January 1, 2019. Until the rules are fully phased in, we cannot predict the ultimate impact they will have upon the financial condition or results of operations of the Corporation.

Federal banking law and regulations impose limitations on the payment of dividends by our bank subsidiary (like Union Bank). Historically, dividends paid by Union Bank have been an important source of cash flow for UBOH to pay dividends on its equity securities and interest on its debt. Dividends by our bank subsidiary are limited to the lessor of the amounts calculated under an earnings retention test and an undivided profits test. Under the earnings retention test, without the prior approval of the FDIC, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years. Under the undivided profits test, a dividend may not be paid in excess of a bank’s undivided profits. Moreover, under the FDIA, an insured depository institution may not pay a dividend if the payment would cause it to be in a less than “adequately capitalized” prompt corrective action capital category or if the institution is in default in the payment of an assessment due to the FDIC. For more information about the payment of dividends by Union Bank to UBOH, please see Note 15 in this report.

FDIA and Resolution Authority

Federal Deposit Insurance Act

The FDIC’s DIF provides insurance coverage for certain deposits, which insurance is funded through assessments on banks, like Union Bank. Pursuant to the Dodd-Frank act, the amount of deposit insurance coverage for deposits increased to $250,000 per depositor.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection act (the “Dodd-Frank Act”), the FDIC has established 2.0% as the designated reserve ratio (the “DRR”), that is, the ratio of the DIF to insured deposits. The Dodd-Frank Act directs the FDIC to amend its assessment regulations so that future assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits. The minimum DIF rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

Conservatorship and receivership of insured depository institutions

Upon the insolvency of an insured depository institution, the FDIC will be appointed as receiver or, in rare circumstances, conservator for the insolvent institution under the FDIA. In an insolvency, the FDIC may repudiate or disaffirm any contract to which the institution is a party if the FDIC determines that performance of the contract would be burdensome and that disaffirming or repudiating the contract would promote orderly administration of the institution’s affairs. If the contractual counterparty made a claim against the receivership (or conservatorship) for breach of contract, the amount paid to the counterparty would depend upon, among other factors, the receivership assets available to pay the claim and the priority of the claim relative to others. In addition, the FDIC may enforce most contracts entered into by the insolvent institution, notwithstanding any provision that would terminate, cause a default, accelerate or give other rights under the contract solely because of the insolvency, the appointment of the receiver (or conservator), or the exercise of rights or powers by the receiver (or conservator). The FDIC may also transfer any asset or liability of the insolvent institution without obtaining approval or consent from the institution’s shareholders or creditors. These provisions would apply to obligations and liabilities of UBOH’s insured depository institution subsidiary, including any obligations under senior or subordinated debt issued to public investors.

Depositor preference

The FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of its depositors (including claims of its depositors that have subrogated to the FDIC) and certain claims for administrative expenses of the FDIC as receiver have priority over other general unsecured claims. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will be placed ahead of unsecured, nondeposit creditors, including the institution’s parent bank, holding company and subordinated creditors, in order of priority of payment.

Other Regulatory Developments under the Dodd-Frank Act

Consumer Financial Protection Bureau

Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (CFPB), a consumer financial services regulator with supervisory authority over banks and their affiliates with assets of more than $10 billion for compliance with federal consumer protection laws. While the Corporation is not subject to examination by the CFPB it is subject to rulemaking promulgated by the CFPB. The CFPB’s authority includes regulation of financial products and services sold to consumers and it has rulemaking authority with respect to federal consumer financial laws. Any new regulatory requirements promulgated by the CFPB or modifications in the interpretations of existing regulations could require changes to our consumer-facing businesses. The Dodd-Frank Act also gives the CFPB broad data collecting powers for fair lending for both small business and mortgage loans, as well as extensive authority to prevent unfair, deceptive and abusive practices.

During 2013, the CFPB issued a series of final rules related to residential mortgage loan originating and servicing. In particular, in January 2013, the CFPB issued a final rule implementing the ability-to-repay rules and qualified mortgage provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act. Under these rules, a lender must make a reasonable, good faith determination that a borrower is able to repay a mortgage before extending the credit, based on a number of factors and consideration of financial information about the borrower. Loans meeting the definition of “qualified mortgage” are granted a presumption that the lender satisfied the ability-to-repay requirements. The CFPB has also issued rules affecting other aspects of the residential mortgage loan process, ranging from the customer application to servicing of the loan. These changes and additions to consumer mortgage banking rules have required enhancements to our compliance programs, as well as changes to Union Bank’s systems and loan processing practices. The ability to repay and qualified mortgage rules became effective on January 10, 2014.

Truth in Lending Act

The CFPB, pursuant to the Dodd-Frank Act, issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Creditors are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. To meet the mortgage credit needs of a broader customer base, the Corporation is predominantly an originator of mortgages that are in compliance with the Ability-to-Pay rules.

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Corporation’s business, results of operations and financial condition. Provisions in the legislation that require revisions to the capital requirements of the UBOH and the Union Bank could require them to seek other sources of capital in the future.

The Bank Secrecy Act

The BSA requires all financial institutions (including banks and securities broker-dealers) to, among other things, maintain a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. It includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting) as well as due diligence and know-your-customer documentation requirements. Union Bank has established and maintains an anti-money laundering program to comply with the BSA’s requirements.

Bank transactions with affiliates

Federal banking law and regulation imposes qualitative standards and quantitative limitations upon certain transactions by a bank with its affiliates, including the bank’s parent bank holding company and certain companies the parent bank holding company may be deemed to control for these purposes. Transactions covered by these provisions must be on arm’s-length terms, and cannot exceed certain amounts which are determined with reference to the bank’s regulatory capital. Moreover, if the transaction is a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute, and if the affiliate is unable to pledge sufficient collateral, the bank holding company may be required to provide it.

Statistical Financial Information Regarding the Corporation

The following schedules and table analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiary, as required under Securities Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation, both of which are included in the 2014 Annual Report.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.	The following are the average balance sheets for the years ended December 31:

	2014	2013	2012
	(dollars in thousands)
ASSETS
Interest-earning assets
Securities (1)
Taxable	$140,322	$132,471	$121,376
Non-taxable	61,155	60,107	46,390
Interest bearing deposits	31,653	29,770	37,625
Federal funds sold	-	23	46
Loans (2)	310,237	299,379	325,114
Total interest-earning assets	543,367	521,750	530,551
Non-interest-earning assets
Cash and due from banks	13,625	8,487	7,242
Premises and equipment, net	9,053	9,174	9,385
Accrued interest receivable and other assets	27,727	28,027	28,773
Allowance for loan losses	(4,062)	(5,681)	(7,485)

	$589,710	$561,757	$568,466

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$251,825	$212,464	$194,590
Time deposits	164,461	180,110	208,982
Junior subordinated deferrable interest debentures	10,620	10,300	10,300
Other borrowings	11,601	21,589	27,488
Total interest-bearing liabilities	438,507	424,463	441,360
Non-interest-bearing liabilities
Demand deposits	81,938	69,794	60,876
Accrued interest payable and other Liabilities	4,396	4,136	4,196

Shareholders' equity (3)	64,869	63,364	62,034

	$589,710	$561,757	$568,466

(1)	Securities include securities available-for-sale, which are carried at fair value, and restricted bank stock carried at cost. The average balance includes monthly average balances of fair value adjustments and daily average balances for the amortized cost of securities.
(2)	Loan balances include principal balances of non-accrual loans and loans held for sale.
(3)	Shareholders’ equity includes average net unrealized appreciation (depreciation) on securities available-for-sale, net of tax.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

B.	The following tables set forth, for the years indicated, the condensed average balances of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.

	2014 Average Balance	Interest	Average Rate
	(dollars in thousands)
Interest-earning assets
Securities (1)
Taxable	$140,322	$2,851	2.03%
Non-taxable (2)	61,155	2,554	4.18%
Loans (3, 4)	310,237	14,966	4.82%
Other	31,653	114	0.36%
Total interest-earning assets	$543,367	20,485	3.77%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$251,825	304	0.12%
Time deposits	164,461	1,665	1.01%
Junior subordinated deferrable interest debentures	10,620	356	3.35%
Other borrowings	11,601	343	2.96%
Total interest-bearing liabilities	$438,507	2,668	0.61%

Net interest income, tax equivalent basis		$17,817
Net interest income as a percent of average interest-earning assets			3.28%

(1)	Securities include securities available-for-sale, which are carried at fair value, and restricted bank stock carried at cost. The average balance includes monthly average balances of fair value adjustments and daily average balances for the amortized cost of securities.
(2)	Computed on tax equivalent basis for non-taxable securities (34% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans.
(4)	Interest income on loans includes fees of $700,578.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2013 Average Balance	Interest	Average Rate
	(dollars in thousands)
Interest-earning assets
Securities (1)
Taxable	$132,471	$2,690	2.03%
Non-taxable(2)	60,107	2,816	4.68%
Loans (3, 4)	299,379	15,243	5.09%
Other	29,793	102	0.34%
Total interest-earning assets	$521,750	$20,851	4.00%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$212,464	304	0.14%
Time deposits	180,110	1,838	1.02%
Junior subordinated deferrable interest debentures	10,300	353	3.43%
Other borrowings	21,589	754	3.49%
Total interest-bearing liabilities	$424,463	3,249	0.77%

Net interest income, tax equivalent basis		$17,602
Net interest income as a percent of average interest-earning assets			3.38%

(1)	Securities include securities available-for-sale, which are carried at fair value, and FHLB stock carried at cost. The average balance includes monthly average balances of market value adjustments and daily average balances for the amortized cost of securities.
(2)	Computed on tax equivalent basis for non-taxable securities (34% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans.
(4)	Interest income on loans includes fees of $798,786.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2012 Average Balance	Interest	Average Rate
	(dollars in thousands)
Interest-earning assets
Securities available-for-sale (1)
Taxable	$121,376	$2,777	2.29%
Non-taxable(2)	46,390	2,708	5.84%
Loans (3, 4)	325,114	17,922	5.51%
Other	37,671	114	0.30%
Total interest-earning assets	$530,551	23,521	4.43%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$194,590	286	0.15%
Time deposits	208,982	3,062	1.47%
Junior subordinated deferrable interest debentures	10,300	368	3.57%
Other borrowings	27,488	960	3.49%
Total interest-bearing liabilities	$441,360	4,676	1.06%

Net interest income, tax equivalent basis		$18,845
Net interest income as a percent of average interest-earning assets			3.55%

(1)	Securities include securities available-for-sale, which are carried at fair value, and FHLB stock carried at cost. The average balance includes monthly average balances of market value adjustments and daily average balances for the amortized cost of securities.
(2)	Computed on tax equivalent basis for non-taxable securities (34% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans and loans held for sale.
(4)	Interest income on loans includes fees of $1,213,462.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

C.	The following tables set forth the effect of volume and rate changes on interest income and expenses for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

Volume variance - change in volume multiplied by the previous year’s rate.

Rate variance - change in rate multiplied by the previous year’s volume.

Rate/volume variance - change in volume multiplied by the change in rate.

•	This variance was allocated to volume variances and rate variances in proportion to the relationship of the absolute dollar amount of the change in each.

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.

	2014/2013
	Total	Variance Attributable To
	Variance	Volume	Rate
	(dollars in thousands)
INTEREST INCOME
Securities -
Taxable	$161	$160	$1

Non-taxable	(262)	48	(310)

Loans	(277)	541	(818)

Other	12	7	5

Subtotal	(366)	756	(1,122)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	-	52	(52)

Time deposits	(173)	(159)	(14)

Junior subordinated deferrable interest debentures	3	10	(7)

Other borrowings	(411)	(309)	(102)

Subtotal	(581)	(406)	(175)

NET INTEREST INCOME	$215	$1,162	$(947)

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2013/2012
	Total	Variance Attributable To
	Variance	Volume	Rate
	(dollars in thousands)
INTEREST INCOME
Securities -
Taxable	$(87)	$241	$(328)

Non-taxable	108	706	(598)

Loans	(2,679)	(1,364)	(1,315)

Other	(12)	(26)	14

Subtotal	(2,670)	(443)	(2,227)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	18	26	(8)

Time deposits	(1,223)	(383)	(840)

Junior subordinated deferrable interest debentures	(15)	-	(15)

Other borrowings	(206)	(206)	-

Subtotal	(1,426)	(563)	(863)

NET INTEREST INCOME	$(1,244)	$(120)	$(1,364)

II. INVESTMENT PORTFOLIO

A.	The carrying amounts of securities available-for-sale as of December 31 are summarized as follows:

	2014	2013	2012
	(dollars in thousands)
U.S. Government agency securities	$9,537	$12,333	$15,554
Obligations of states and political subdivisions	58,098	66,540	53,919
Mortgage-backed securities	137,819	117,472	107,607
Other	1,007	735	528
	$206,461	$197,080	$177,608

The above excludes restricted bank stock amounting to $4,829,500 in 2014 and $4,893,800 in 2013, and 2012.

B.	The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2014 are as follows (1):

		Maturing
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years
	(dollars in thousands)
Agencies	$-	$9,537	$-	$-
Obligations of states and political subdivisions	2,014	5,723	37,733	12,628
Mortgage-backed securities (2)	-	788	12,254	124,777

	$2,014	$16,048	$49,987	$137,405

		Weighted Average Yield
Agencies	-	1.14%	-	-
Obligations of states and political subdivisions	4.59%	2.70%	2.81%	3.58%
Mortgage-backed securities (2)	-	4.38%	2.85%	2.58%

Weighted Average Yield - Portfolio	4.59%	1.85%	2.82%	2.67%

(1)	Table excludes restricted bank stock and $1,006,942 of securities having no maturity date.
(2)	Maturity based upon estimated weighted-average life.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.	There were no securities which exceeded 10% of shareholders’ equity at December 31, 2014.

III. LOAN PORTFOLIO

A.	Types of Loans – Total loans, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	2014	2013	2012	2011	2010
	(dollars in thousands)
Commercial and agricultural	$275,769	$235,152	$241,730	$270,454	$305,657
Real estate mortgage	80,598	56,651	61,276	64,888	70,331
Consumer loans	4,800	3,934	4,396	5,358	7,919
	$361,167	$295,737	$307,402	$340,700	$383,907

Real estate mortgage loans include real estate construction loans of $1.3 million in 2014, $3.6 million in 2013, $2.6 million in 2012, $5.3 million in 2011, and $6.5 million in 2010. There were no lease financing receivables in any year.

CONCENTRATIONS OF CREDIT RISK – The Corporation’s depository institution subsidiary grants commercial, real estate, installment, and credit card loans to customers primarily located in Northwestern and West Central Ohio. Commercial loans include loans collateralized by business assets and agricultural loans collateralized by farm equipment. As of December 31, 2014, commercial and agricultural loans make up 76.36% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses. As of December 31, 2014, real estate mortgage loans make up 22.32% of the loan portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 2014, consumer loans to individuals make up 1.32% of the loan portfolio and are primarily collateralized by consumer assets.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2014 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing	Commercial and Agricultural
(dollars in thousands)

Within one year	$45,021
After one year but within five years	35,173
After five years	195,575
$275,769

III. LOAN PORTFOLIO (CONTINUED)

	Interest Sensitivity
	Fixed Rate	Variable Rate	Total
	(dollars in thousands)
Due after one year but within five years	$21,492	$13,681	$35,173
Due after five years	11,435	184,140	195,575
	$32,927	$197,821	$230,748

C.	Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans – The following table summarizes non-accrual, past due, restructured and impaired loans at December 31:

	2014	2013	2012	2011	2010
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$5,220	$6,511	$17,171	$21,700	$16,497

(b) Loans contractually past due 90 days or more as to interest or principal payments and still accruing interest	1,513	37	25	55	126

(c) Loans not included in (a) or (b) which are "Troubled Debt Restructurings" as defined by accounting principles generally accepted in the United States of America	2,121	495	2,139	4,479	3,092

	$8,854	$7,043	$19,335	$26,234	$19,715

The following is reported for the year ended December 31:

	2014	2013	2012	2011	2010
	(dollars in thousands)
Gross interest income that would have been recorded on non-accrual loans outstanding if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period	$596	$633	$1,143	$1,438	$987

Interest income actually recorded on non-accrual loans and included in net income for the period	-	-	-	-	-

Interest income not recognized during the period	$596	$633	$1,143	$1,438	$987

III. LOAN PORTFOLIO (CONTINUED)

1.	Discussion of the non-accrual policy

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

As of December 31, 2014, in addition to the $8.9 million of loans reported under Item III C, there are approximately $13.7 million of other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III C at some future date. Consideration was given to loans classified for regulatory purposes as substandard or special mention that have not been disclosed in Item III C above.

3.	Foreign outstandings

None.

4.	Loan concentrations

At December 31, 2014, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated $39,781,326. At December 31, 2014, there were three borrowers with loans totaling $78,640 in agricultural loans, which were accounted for on a non-accrual basis; and there were no accruing agricultural loans which were contractually past due 90 days or more as to interest or principal payments.

D.	Other interest-bearing assets

As of December 31, 2014, there were no other interest-bearing assets that are required to be disclosed.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2014	2013	2012	2011	2010
	(dollars in thousands)
LOANS
Loans outstanding at end of period (1)	$361,167	$295,737	$307,402	$340,700	$383,907
Average loans outstanding during period (1)	$310,237	$299,379	$325,114	$360,669	$398,378
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$4,014	$6,918	$8,543	$8,017	$4,804
Loans charged off -
Commercial and agricultural	(368)	(2,614)	(2,103)	(3,635)	(3,107)
Real estate mortgage	(117)	(4)	(144)	(515)	(494)
Consumer loans to individuals	(12)	(23)	(14)	(88)	(223)
	(497)	(2,641)	(2,261)	(4,238)	(3,824)
Recoveries of loans previously charged off -
Commercial and agricultural	738	541	379	162	282
Real estate mortgage	9	11	14	142	95
Consumer loans	5	18	43	85	110
	752	570	436	389	487
Net loans (charged off) recoveries	255	(2,071)	(1,825)	(3,849)	(3,337)
Provision for loan losses	(430)	(833)	200	4,375	6,550

Balance at end of period	$3,839	$4,014	$6,918	$8,543	$8,017

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.08)%	0.69%	0.56%	1.07%	0.84%

(1)	Including loans held for sale.

In 2014 the net recoveries of $255,000 included seven commercial or agricultural borrowers, with the largest charge-off being $181,000. The amount of loan charge-offs and recoveries fluctuate from year to year due to various factors relating to the condition of the general economy and specific business segments. The 2013 loan charge-offs included nine commercial or agricultural credits, with the largest individual charge-off being $1,269,000. The 2012 loan charge-offs included twenty-three commercial or agricultural credits, with the largest individual charge-off being $509,000. The 2011 loan charge-offs included twenty-seven commercial or agricultural credits, with the largest individual charge-off being $1,400,000. The 2010 loan charge-offs included nine commercial or agricultural credits, with the largest individual charge-off being $585,000.

IV. SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

The Corporation recognized a negative provision for loan losses of $430,000 in 2014 and $833,000 in 2013. Problem and potential problem loans aggregated $18.7 million at December 31, 2014 compared to $16.2 million December 31, 2013. The Corporation will continue to monitor the credit quality of its loan portfolio, and especially the quality of those credits identified as problem or potential problem credits, to ensure the allowance for loan losses is maintained at an appropriate level.

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

IV. SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	(dollars in thousands)
	December 31, 2014		December 31, 2013
Commercial and agricultural	$3,453	76.4%	$3,651	79.5%
Real Estate mortgages	363	22.3%	345	19.2%
Consumer loans to individuals	23	1.3%	18	1.3%
	$3,839	100.0%	$4,014	100.0%

	December 31, 2012		December 31, 2011
Commercial and agricultural	$6,269	78.7%	$7,444	79.4%
Real Estate mortgages	602	19.9%	999	19.0%
Consumer loans to individuals	47	1.4%	100	1.6%
Unallocated	$6,918	100.0%	$8,543	100.0%

	December 31, 2010
Commercial and agricultural	$7,134	79.6%
Real Estate mortgages	323	18.3%
Consumer loans to individuals	125	2.1%
Unallocated	435	-
	$8,017	100.0%

The allowance for loan losses at December 31, 2014 included specific reserves for impaired loans amounting to $807,000 compared to $179,000 at December 31, 2013.

While the periodic analysis of the adequacy of the allowance for loan losses may require management to allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V. DEPOSITS

Deposits have traditionally been the Corporation’s primary funding source for use in lending and other investment activities. In addition to deposits, the Corporation derives funds from interest and principal repayments on loans and income from other earning assets. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows tend to fluctuate in response to economic conditions and interest rates. Deposits are attracted principally from within the Corporation's designated market area by offering a variety of deposit instruments, including regular savings accounts, demand deposit accounts, money market deposit accounts, term certificate accounts, and individual retirement accounts ("IRAs"). Interest rates paid, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by the Corporation’s management based on the Corporation's liquidity requirements, growth goals, and market trends. From time to time, the Corporation may also acquire brokered deposits. The amount of deposits from outside the Corporation’s market area is not significant.

A.&B. The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	(dollars in thousands)
	2014 Average Amount	2014 Average Rate	2013 Average Amount	2013 Average Rate

Savings and interest-bearing demand deposits	$251,825	0.12%	$212,464	0.14%
Time deposits	164,461	1.01%	180,110	1.02%
Demand deposits (non-interest bearing)	81,938	-	69,794	-
	$498,224		$462,368

	2012 Average Amount	2012 Average Rate

Savings and interest-bearing demand deposits	$194,590	0.15%
Time deposits	208,982	1.47%
Demand deposits (non-interest bearing)	60,876	-
	$464,448

C.&E. There were no foreign deposits in any periods presented.

V. DEPOSITS (CONTINUED)

D.	Maturities of certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2014 are summarized as follows:

Three months or less	$12,442
Over three months and through six months	8,837
Over six months and through twelve months	12,380
Over twelve months	30,136
$63,795

VI. RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2014	2013	2012
	(dollars in thousands)

Average total assets	$589,710	$561,757	$568,466
Average shareholders' equity (1)	$64,869	$63,364	$62,034
Net income	$4,311	$4,641	$4,485
Cash dividends declared	$1,193	$689	$172
Return on average total assets	0.73%	0.83%	0.79%
Return on average shareholders' equity	6.65%	7.33%	7.23%
Dividend payout ratio (2)	27.67%	14.85%	3.84%
Average shareholders' equity to average total assets	11.00%	11.28%	10.91%

(1)	Average shareholders’ equity includes average unrealized gains or losses on securities available-for-sale.
(2)	Dividends declared divided by net income.

VII. SHORT-TERM BORROWINGS

The Corporation has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs. At December 31, 2014, the Corporation did not have any federal funds purchased, out of the $74 million available under such lines. The Corporation also uses repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Corporation from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2014, the Corporation had no repurchase agreements.

The following table sets forth the maximum month-end balance for the Corporation’s outstanding short-term borrowings (federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest for 2014, 2013, and 2012.

	2014	2013	2012
	(dollars in thousands)

Balance at year-end	$-	$4,600	$5,057
Maximum balance at month-end during the period	$4,601	$4,600	$5,164
Average balance	$2,952	$4,226	$4,126
Weighted average interest rate	0.14%	0.14%	0.17%

Item 1A.

RISK FACTORS

An investment in common stock is subject to risks inherent to the Corporation’s business. The material risks and uncertainties that management believes affect the Corporation are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Corporation. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Corporation’s business operations. This report is qualified in its entirety by these risk factors.

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

Risks Related to the Corporation’s Business

  The Corporation is Subject to Interest Rate Risk

The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Corporation’s ability to originate loans and obtain deposits, (ii) the fair value of the Corporation’s financial assets and liabilities, and (iii) the average duration of the Corporation’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Changing interest rates may decrease our earnings and asset values.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations.

Expected interest rate increases could negatively affect our income, if we are not able to anticipate corresponding changes in market forces.

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

We are subject to credit risk related to the interest rate environment and the economic conditions of the markets in which we operate.

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

The Corporation’s level of non-performing loans has decreased over the past couple of years. However, an increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loans losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation’s Profitability Depends Significantly on Economic Conditions in the State of Ohio

The Corporation’s success depends primarily on the general economic conditions of the State of Ohio and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the Ohio counties of Allen, Delaware, Hancock, Putnam, Marion, Sandusky, Van Wert, and Wood. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact those local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

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

Legislative or regulatory changes or actions could adversely impact our business

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. These laws and regulations are primarily intended for the protection of consumers, depositors, borrowers, and the DIF, not to benefit our shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact us, possibly limiting the services we provide, increasing the ability of non-banks to compete with us or requiring us to change the way we operate. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure by and bank or bank holding company to comply with applicable laws, regulations, and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition.

In the last several years, Congress and the federal bank regulators have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by Congress and regulations promulgated by the federal bank regulators and the SEC subject us and other financial institutions to additional restrictions, oversight, and costs that may have an adverse impact on our business and results of operations.

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

UBOH Relies On Dividends from Its Subsidiaries for Most of Its Revenue

UBOH is a separate and distinct legal entity from its subsidiary. It receives substantially all of its revenue from dividends from its subsidiary. These dividends are the principal source of funds to pay dividends on UBOH common stock, interest and principal on UBOH debt, and other operating expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Union Bank may pay to the UBOH. Under these law and regulations, the amount of dividends that may be paid by Union Bank in any calendar year is generally limited to the current year’s net profits, combined with the retained net profits of the preceding two years. In addition, the FDIC has issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings. Thus, the ability of Union Bank to pay dividends to UBOH in the future will be subject to Union Bank’s ability to earn profits in the future, and the federal statutory provisions, regulations, regulatory policies, and capital guidelines which are applicable to UBOH and Union Bank. Furthermore, the Federal Reserve’s Small Bank Holding Company Policy Statement provides, inter alia, that it is expected that dividends by a holding company will be eliminated in the event that a holding company is: (1) not reducing its debt consistent with the requirement that the debt to equity ratio be reduced to 30:1, or (2) not meeting the requirements of its loan agreement(s). Also, UBOH’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Union Bank is unable to pay dividends to UBOH, UBOH may not be able to service debt, pay obligations or pay dividends on the UBOH’s common stock or trust preferred securities. The inability to receive dividends from the Union Bank could have a material adverse effect on UBOH’s business, financial condition and results of operations.

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

Damage to the Corporation’s reputation could damage its businesses.

Maintaining trust in the Corporation is critical to our ability to attract and maintain customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, security breaches, compliance failures, litigation or regulatory outcomes or governmental investigations. Our reputation could also be harmed by the failure of an affiliate, a vendor or other third party with which we do business, to comply with laws or regulations. In addition, a failure or perceived failure to deliver appropriate standards of service and quality, to treat customers and clients fairly, or to handle or use confidential information of customers or clients appropriately or in compliance with applicable privacy laws and regulations can result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Adverse publicity or negative information posted on social media websites regarding the Corporation, whether or not true, may result in harm to the prospects. Should any of these or other events or factors that can undermine our reputation occur, there is no assurance that the additional costs and expenses that we may need to incur to address the issues giving rise to the reputational harm could not adversely affect our earnings and results of operations, or that damage to our reputation will not impair our ability to retain our existing or attract new customers, investors and employees.

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

Not applicable

Item 2. Properties

The following is a listing and brief description of the properties owned by the Corporation and the Bank and used in its business. All of the 16 properties are suitable for their intended use. In total, the facilities represent approximately 101,643 square feet.

Full-Service Branch Locations
Main Office: Columbus Grove 100 South High Street

Branch Locations:
Bowling Green 1300 North Main Street Delaware 30 Coal Bend	Ottawa 245 West Main Street

Delphos 114 East 3rd Street Findlay	Marion 111 South Main Street 220 Richland Road
1500 Bright Road
Gibsonburg 230 West Madison Street Kalida
110 East North Street Leipsic 318 South Belmore Street	Drive-thru Facility Columbus Grove 101 Progressive Drive
Lima Locations 3211 Elida Road	Operations Facility
1410 Bellefontaine Avenue 701 Shawnee Road	Columbus Grove 102 – 106 South High Street

Item 3.	Legal Proceedings

As of March 18, 2015, there are no pending legal proceedings to which the Corporation or its subsidiary are a party or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiary are a party incident to its banking business. None of such proceedings are considered by the Corporation to be material.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2014 (“Annual Report”), which is included herein as Exhibit 13.

Stock Repurchase Program

The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2014:

			Total number	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plan	under the plan
Period	purchased	per share	or program	or program(i)

10/01/14- 10/31/14	None	-	294,558	305,442

11/01/14 - 11/30/14	None	-	294,558	305,442

12/01/14 - 12/31/14	None	-	294,558	305,442

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

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2014 (“Annual Report”), which is included herein as Exhibit 13.

Item 6.	Selected Financial Data

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2014 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from page 4 through 15 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2014 (“Annual Report”), which is included herein as Exhibit 13.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We hereby incorporate information relating to market risk by reference to pages 15 through 16 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2014 (“Annual Report”), which is included herein as Exhibit 13.

Item 8.	Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 17 through 66 of United Bancshares’ Annual Report to Shareholders for 2014 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. An evaluation was performed under the supervision, and with the participation, of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2014. Based on the results of the evaluation, and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. Management of the Corporation and its subsidiary are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer. The purpose is to provide reasonable assurance to the Board of Directors regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed the Corporation’s internal controls as of December 31, 2014, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2014, the Corporation’s internal control over financial reporting met the criteria.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required herein concerning Directors and Executive Officers is contained under the captions “Election of Directors” and “Directors and Executive Officers” of the Corporation’s definitive proxy statement dated March 18, 2015, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the captions “Audit Committee” and “Audit Committee Report” of the Corporation’s definitive proxy statement dated March 18, 2015, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s procedures for the nomination of Directors is contained under the caption “Committees of the Board of Directors” in the Corporation’s definitive proxy statement dated March 18, 2015, which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement dated March 18, 2015, which is incorporated herein by reference.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to the Corporation’s Chief Executive Officer, Chief Financial Officer, and other Senior Financial Officers. The Board of Directors reviews the Code of Ethics annually with the most recent review performed in February 2015. A copy of the Code of Ethics is available on the Corporation’s website at www.theubank.com.

Item 11.	Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Directors and Executive Officers” in the Corporation’s definitive proxy statement dated March 18, 2015, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Voting Securities” in the Corporation’s definitive proxy statement dated March 18, 2015, which is incorporated herein by reference.

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

Information required by this item concerning director independence is contained under the caption “Board of Directors Independence” in the Corporation’s definitive proxy statement dated March 18, 2015, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement dated March 18, 2015, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements (and reports thereon) are set forth on pages 17 through 66 of the Corporation’s 2014 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2014 and 2013

Consolidated Statements of Income - Years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Shareholders' Equity - Years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows - Years ended December 31, 2014, 2013, and 2012

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of SEC Regulation S-K) in this filing:

Exhibit No.

2.1	Stock Purchase Agreement by and among United Bancshares, Inc., Ohio State Bancshares, Inc. and Rbancshares, Inc., dated July 1, 2014	(8)

3.1	Articles of Incorporation	(1)
10.1	Preferred Trust Securities, Placement and Debenture agreements	(2)
10.2	Agreement – Brian D. Young	(4)
10.3	Salary Continuation Agreement - Brian D. Young	(2)
10.4	Salary Continuation Agreement – Heather M. Oatman	(6)
10.6	Change in Control Agreement – Diana L. Engelhardt	(7)
13	2014 Annual Report to Shareholders	(3)
21	Subsidiaries	(3)
23	Consent of Independent Registered Public Accounting Firm	(3)
31.1	Rule 13a-14(a)/15d-14(a) CEO's Certification	(3)

31.2	Rule 13a-14(a)/15d-14(a) CFO's Certification	(3)

32.1	Section 1350 CEO's Certification	(3)

32.2	Section 1350 CFO's Certification	(3)

99	Safe Harbor under The Private Securities Litigation Reform Act of 1995	(3)

101.INS	XBRL Instance Document (a)	(3)
101.SCH	XBRL Taxonomy Extension Schema	(3)
101.CAL	XBRL Taxonomy Extension Calculation	(3)
101.DEF	XBRL Taxonomy Extension Definition	(3)
101.LAB	XBRL Taxonomy Extension Label	(3)
101.PRE	XBRL Taxonomy Extension Presentation	(3)

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

(8) Incorporated herein by reference to the Corportation’s Form 8-K filed July 1, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCSHARES, INC.

By:	/s/ BRIAN D. YOUNG
Brian D. Young, CEO, President

By:	/s/ DIANA L. ENGELHARDT
Diana L. Engelhardt
Chief Financial Officer

Date: March 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BRIAN D. YOUNG	Director	March 18, 2015
Brian D. Young

/s/ JAMES N. REYNOLDS	Director	March 18, 2015
James N. Reynolds

/s/ H. EDWARD RIGEL	Director	March 18, 2015
H. Edward Rigel

/s/ R. STEVEN UNVERFERTH	Director	March 18, 2015
R. Steven Unverferth

/s/ ROBERT L. BENROTH	Director	March 18, 2015
Robert L. Benroth

/s/ DAVID P. ROACH	Director	March 18, 2015
David P. Roach

/s/ DANIEL W. SCHUTT	Director	March 18, 2015
Daniel W. Schutt

