Form 10-Q
period 2015-03-31
UNITED BANCSHARES INC/OH
filed 2015-05-13
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2015: 3,348,817

This document contains 41 pages. The Exhibit Index is on page 35 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31, 2015	December 31, 2014
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$8,877,710	$11,444,096
Interest-bearing deposits in other banks	4,839,627	20,910,484
Total cash and cash equivalents	13,717,337	32,354,580
SECURITIES, available-for-sale	218,186,396	206,461,063
RESTRICTED BANK STOCK, at cost	4,829,540	4,829,540
CERTIFICATES OF DEPOSIT, at cost	2,490,000	2,490,000
LOANS HELD FOR SALE	215,000	229,425
LOANS	356,316,096	360,937,164
Less allowance for loan losses	(3,522,396)	(3,839,508)
Net loans	352,793,700	357,097,656
PREMISES AND EQUIPMENT, net	12,317,192	12,385,556
GOODWILL	10,072,399	10,072,399
CORE DEPOSIT INTANGIBLE ASSETS, net	1,006,216	1,040,547
CASH SURRENDER VALUE OF LIFE INSURANCE	16,512,762	16,406,846
OTHER REAL ESTATE OWNED	316,000	535,999
OTHER ASSETS, including accrued interest	5,691,700	6,296,050
TOTAL ASSETS	$638,148,242	$650,199,661
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$83,936,461	$92,499,725
Interest bearing	463,307,643	472,945,234
Total deposits	547,244,104	565,444,959

Other borrowings	5,036,000	-
Junior subordinated deferrable interest debentures	12,747,012	12,738,549
Other liabilities	3,771,335	4,243,876
Total liabilities	568,798,451	582,427,384
SHAREHOLDERS' EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; issued 3,760,557 shares issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,667,564	14,665,845
Retained earnings	54,744,508	53,925,768
Accumulated other comprehensive income	2,239,029	1,412,115
Treasury stock 397,419 shares at March 31, 2015 and 392,822 shares at December 31, 2014, at cost	(6,061,867)	(5,992,008)
Total shareholders' equity	69,349,791	67,772,277
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$638,148,242	$650,199,661

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiary

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
	2015	2014
INTEREST INCOME
Loans, including fees	$4,550,458	$3,649,622
Securities:
Taxable	694,978	652,068
Tax-exempt	389,389	481,767
Other	75,827	75,084
Total interest income	5,710,652	4,858,541

INTEREST EXPENSE
Deposits	444,143	502,300
Borrowings	110,390	167,999
Total interest expense	554,533	670,299

Net interest income	5,156,119	4,188,242
PROVISION FOR LOAN LOSSES	100,000	-
Net interest income after provision for loan losses	5,056,119	4,188,242

NON-INTEREST INCOME
Gain on sales of loans	94,235	54,249
Net securities gains	34,453	1,752
Other operating income	875,031	758,651
Total non-interest income	1,003,719	814,652
NON-INTEREST EXPENSES	4,627,967	3,945,735
INCOME BEFORE INCOME TAXES	1,431,871	1,057,159
PROVISION FOR INCOME TAXES	310,000	156,000
NET INCOME	$1,121,871	$901,159
NET INCOME PER SHARE
Basic	$0.33	$0.26
Weighted average common shares outstanding	3,363,138	3,436,519

Diluted	$0.33	$0.26
Weighted average common shares outstanding	3,363,138	3,436,519

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
	2015	2014

NET INCOME	$1,121,871	$901,159
OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Unrealized holding gains during period	1,287,353	1,888,313
Reclassification adjustments for gains included in net income	(34,453)	(1,752)
Other comprehensive income, before income taxes	1,252,900	1,886,561
Income tax expense related to items of other comprehensive income	(425,986)	(641,431)

Other comprehensive income	826,914	1,245,130

COMPREHENSIVE INCOME	$1,948,785	$2,146,289

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three months ended March 31, 2015 and 2014

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2014	$3,760,557	$14,665,845	$53,925,768	$1,412,115	$(5,992,008)	$67,772,277
Net income			1,121,871			1,121,871
Other comprehensive income				826,914		826,914
Dividends declared ($0.09 per share)			(303,131)			(303,131)
Repurchase of 5,000 shares					(76,006)	(76,006)
403 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		1,719			6,147	7,866
BALANCE AT MARCH 31, 2015	$3,760,557	$14,667,564	$54,744,508	$2,239,029	$(6,061,867)	$69,349,791

BALANCE AT DECEMBER 31, 2013	$3,760,557	$14,663,861	$50,807,689	$(1,358,205)	$(4,866,037)	$63,007,865
Net income			901,159			901,159
Other comprehensive income				1,245,130		1,245,130
Dividends declared ($0.15 per share)			(515,804)			(515,804)
Repurchase of 11,000 shares					(170,770)	(170,770)
313 shares issued from treasury in connection with the Corporation’s Employee Stock Purchase Plan		867			4,782	5,649
BALANCE AT MARCH 31, 2014	$3,760,557	$14,664,728	$51,193,044	$(113,075)	$(5,032,025)	$64,473,229

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows provided by operating activities	$1,104,029	$1,193,401

Cash flows used by investing activities:
Proceeds from sales, calls or maturities of securities	11,632,056	8,005,297
Purchases of available-for-sale securities	(22,378,342)	(8,896,107)
Net (increase) decrease in loans	4,649,840	(5,890,526)
Proceeds from sale of FHLB stock	-	749,600
Purchases of premises and equipment	(80,846)	(43,818)
Net cash used in investing activities	(6,177,292)	(6,075,554)
Cash flows from financing activities:
Net change in deposits	(18,228,709)	(6,920,889)
Long-term borrowings, net of repayments	5,036,000	3,963,981
Proceeds from sale of treasury shares	7,866	5,649
Purchase of treasury stock	(76,006)	(170,770)
Cash dividends paid	(303,131)	(515,804)
Net cash used by financing activities	(13,563,980)	(3,637,833)
Net change in cash and cash equivalents	(18,637,243)	(8,519,986)
Cash and cash equivalents:
At beginning of period	32,354,580	22,407,458
At end of period	$13,717,337	$13,887,472
Cash paid for:
Interest	$613,245	$691,692
Federal income taxes	$150,000	$-

Non-cash investing activities:
Transfer of loans to other real estate owned	$8,000	$-

Change in net unrealized gain on available-for-sale securities	$1,287,353	$1,888,313

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The balance sheet as of December 31, 2014 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors. The FASB issued ASU 2014-04 to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real property recognized. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Corporation has determined the provisions for ASU 2014-04 did not have a material impact on the financial statements.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, amending ASC topic 860. The FASB issued ASU 2014-11 to change the accounting for repurchase-to-maturity transactions and linked repurchase financials to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this update are effective for the first interim or annual period beginning after December 15, 2014. The Corporation has determined the provisions for ASU 2014-11 did not have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors. The FASB issued ASU 2014-14 to reduce the diversity of how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) The loan has a government guarantee that is not separable from the loan before foreclosure.; 2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim.; and 3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments in this update are effective for annual periods, and interim periods within those periods, beginning after December 15, 2014. The Corporation has determined the provisions for ASU 2014-04 did not have a material impact on the financial statements.

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of March 31, 2015 and December 31, 2014 are as follows (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for sale:
U.S. Government and agencies	$12,091	12,081	$9,640	$9,537
Obligations of states and political subdivisions	61,464	63,154	56,605	58,099
Mortgage-backed	140,237	141,936	137,074	137,818
Other	1,002	1,015	1,002	1,007
Total	$214,794	$218,186	$204,321	$206,461

A summary of gross unrealized gains and losses on available-for-sale securities as of March 31, 2015 and December 31, 2014 follows (dollars in thousands):

	March 31, 2015		December 31, 2014
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
Available-for sale:
U.S. Government and agencies	$15	25	$-	$103
Obligations of states and political subdivisions	1,812	122	1,674	181
Mortgage-backed	2,205	506	1,557	812
Other	13	-	5	-
Total	$4,045	$653	$3,236	$1,096

NOTE 4 – LOANS

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods ending March 31, 2015 and 2014.

	Commercial	Commercial and multi- family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2014	$198,367	$3,255,148	$362,895	$23,098	$3,839,508
Provision (credit) charged to expenses	245,910	(183,506)	37,313	283	100,000
Losses charged off	(326,801)	(68,480)	(108,412)	(6,666)	(510,359)
Recoveries	57,283	16,184	18,481	1,299	93,247
Balance at March 31, 2015	$174,759	$3,019,346	$310,277	$18,014	$3,522,396

	Commercial	Commercial and multi- family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2013	$305,434	$3,346,286	$344,803	$17,868	$4,014,391
Provision (credit) charged to expenses	(16,895)	14,199	1,492	1,204	-
Losses charged off	-	(65,050)	-	(7,299)	(72,349)
Recoveries	4,048	-	-	4,452	8,500
Balance at March 31, 2014	$292,587	$3,295,435	$346,295	$16,225	$3,950,542

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods ending March 31, 2015 and December 31, 2014:

March 31, 2015	Commercial	Commercial and multi- family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$-	$1,106,356	$-	$-	$1,106,356
Collectively evaluated for impairment	174,759	1,912,990	310,277	18,014	2,416,040
Total allowance for loan losses	$174,759	$3,019,346	$310,277	$18,014	$3,522,396

Loans:
Individually evaluated for impairment	$174,202	$6,984,852	$-	$-	$7,159,054
Acquired with deteriorated credit quality	20,573	740,048	96,667	240	857,528
Collectively evaluated for impairment	61,998,748	200,160,677	81,927,988	4,212,101	348,299,514
Total ending loans balance	$62,193,523	$207,885,577	$82,024,655	$4,212,341	$356,316,096

December 31, 2014	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:

Attributable to loans individually evaluated for impairment	$-	$806,944	$-	$-	$806,944
Collectively evaluated for impairment	198,367	2,448,204	362,895	23,098	3,032,564
Total allowance for loan losses	$198,367	$3,255,148	$362,895	$23,098	$3,839,508

Loans:
Individually evaluated for impairment	$197,803	$3,483,640	$-	$-	$3,681,443
Acquired with deteriorated credit quality	20,573	678,003	201,343	652	900,571
Collectively evaluated for impairment	63,604,790	207,785,007	80,166,430	4,798,923	356,355,150
Total ending loans balance	$63,823,166	$211,946,650	$80,367,773	$4,799,575	$360,937,164

Impaired loans were as follows as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Loans with no allowance for loan losses allocated	$1,888,685	$1,005,067
Loans with allowance for loan losses allocated	5,270,369	2,676,376
Total impaired loans	$7,159,054	$3,681,443
Amount of the allowance allocated to impaired loans	$1,106,356	$806,944

The average recorded investment in impaired loans (excluding loans acquired with deteriorated credit quality) for the three month periods ended March 31, 2015 and 2014 was approximately $4.3 million and $2.8 million, respectively. There was approximately $49,000 and $13,000 in interest income recognized by the Corporation on impaired loans on an accrual or cash basis for the three month periods ended March 31, 2015 and 2014, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Recorded investment	Allowance for loan losses allocated	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$-	$-	$-	$-
Commercial and multi-family real estate	1,011,508	-	1,005,067	-
Agriculture	-	-	-	-
Agricultural real estate	877,177	-	-	-
Consumer	-	-	-	-
Residential 1-4 family real estate	-	-	-	-

With an allowance recorded:	-	-	-	-
Commercial	174,202	-	197,803	-
Commercial and multi-family real estate	5,096,167	1,106,356	2,478,573	806,944
Agriculture	-	-	-	-
Agricultural real estate	-	-	-	-
Consumer	-	-	-	-
Residential 1 -4 family real estate	-	-	-	-

Total	$7,159,054	$1,106,356	$3,681,443	$806,944

The following tables present the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and troubled debt restructurings by class of loans as of March 31, 2015 and December 31, 2014:

March 31, 2015	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$300,532	$-	$-
Commercial real estate	5,822,710	192,844	2,066,385
Agriculture	49,312	-	-
Agricultural real estate	71,721	877,179	-
Consumer	167	-	-
Residential real estate	1,401,806	10,927	156,771
Total	$7,646,248	$1,080,950	$2,223,156

December 31, 2014	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$199,160	$25,284	$-
Commercial real estate	3,351,521	1,253,936	1,967,898
Agricultural real estate	78,640	-	-
Agricultural	-	-	-
Consumer	4,450	758	-
Residential real estate	1,586,945	233,021	153,260
Total	$5,220,716	$1,512,999	$2,121,158

The nonaccrual balances in the table above include troubled debt restructurings that have been classified as nonaccrual.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2015 by class of loans:

	30 - 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Loans not past due	Total
Commercial	$198,051	174,202	41,057	413,310	52,745,440	$53,158,750
Commercial real estate	31,446	49,439	4,502,811	4,583,696	178,795,098	183,378,794
Agriculture	-	49,312	-	49,312	9,012,222	9,061,534
Agricultural real estate	-	-	877,179	877,179	23,602,843	24,480,022
Consumer	49,035	12,620	-	61,655	4,150,686	4,212,341
Residential real estate	496,931	377,941	287,305	1,162,177	80,862,478	82,024,655
Total	$775,463	$663,514	$5,708,352	$7,147,329	$349,168,767	$356,316,096

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

	30 - 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Loans not past due	Total
Commercial	$212,495	$210,541	$36,494	$459,530	$48,300,122	$48,759,652
Commercial real estate	1,150,611	1,852,191	3,053,809	6,056,611	181,172,227	187,228,838
Agriculture	49,312	-	-	49,312	15,014,202	15,063,514
Agricultural real estate	-	-	17,535	17,535	24,700,277	24,717,812
Consumer	26,295	44,537	2,941	73,773	4,725,802	4,799,575
Residential real estate	249,963	386,278	732,913	1,369,154	78,998,619	80,367,773
Total	$1,688,676	$2,493,547	$3,843,692	$8,025,915	$352,911,249	$360,937,164

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current final financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to the credit risk. This analysis generally includes loans with an outstanding balance greater than $250,000 and non-homogenous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The Corporation uses the following definitions for risk ratings:

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

Loans not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are generally either less than $250,000 or are included in groups of homogenous loans. As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2015	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$60,490,163	$1,096,259	$633,862	$-	$-
Commercial and multi-family real estate	189,412,985	9,119,819	9,326,012	-	-
Residential 1 – 4 family	-	-	-	-	82,024,655
Consumer	-	-	-	-	4,212,341
Total	$249,903,148	$10,216,078	$9,959,874	$-	$86,236,996

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$61,929,304	$1,515,485	$180,574	$197,803	$-
Commercial and multi-family real estate	193,153,694	9,780,593	8,902,162	110,202	-
Residential 1 – 4 family	-	-	110,759	-	80,257,013
Consumer	-	-	758	-	4,798,817
Total	$255,082,998	$11,296,078	$9,194,253	$308,005	$85,055,830

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential 1 – 4 family and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in non-impaired residential 1 – 4 family and consumer loans based on payment activity as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Consumer	Residential 1-4 family	Consumer	Residential 1-4 family

Performing	$4,211,335	$80,538,609	$4,788,985	$78,045,118
Nonperforming	1,006	1,486,046	9,832	2,211,895
Total	$4,212,341	$82,024,655	$4,798,817	$80,257,013

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

The following table includes the recorded investment and number of modifications for TDR loans during the three month period ended March 31, 2015.

	Number of modifications	Recorded investment	Allowance for loan losses allocated
Troubled Debt Restructurings:
Commercial Real Estate	4	$102,824	-

The concessions granted in the above TDR’s were a modification of the original term. The terms were extended. The recorded investment in the loans did not change as a result of the modification. There are not any troubled debt restructurings for which there was a payment default in the current reporting period.

The following is additional information with respect to loans acquired through The Ohio State Bank acquisition:

	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans
Balance at December 31, 2014	$58,436,586	$(3,143,613)	$55,292,973
Change due to payments received	(3,925,903)	440,818	(3,485,085)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at March 31, 2015	$54,510,683	$(2,702,795)	$51,807,888

	Contractual	Non-
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Impaired Loans
Balance at December 31, 2014	$2,688,709	$(1,788,138)	$900,571
Change due to payments received	(39,438)	-	(39,438)
Transfer to foreclosed real estate	(16,500)	13,556	(2,944)
Change due to loan charge-off	(44,950)	44,289	(661)
Balance at March 31, 2015	$2,587,821	$(1,730,293)	$857,528

As a result of The Ohio State Bank acquisition, the Corporation has loans, for which there was at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of March 31, 2015 and December 31, 2014 was $900,571 and $857,528, respectively.

No provision for loan losses was recognized during the period March 31, 2015 and December 31, 2014 related to the acquired loans as there was no significant change to the credit quality of the loans.

NOTE 5 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.39% at March 31, 2015 and March 31, 2014. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through The Ohio State Bank acquisition. The $3,000,000 of the liability is guaranteed by the Corporation, and the remaining $93,000 is secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of March 31, 2015 and December 31, 2014 was $2,447,012 and $2,438,549 respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR amounting to 3.08% at March 31, 2015.

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

Interest expense on the debentures approximated $103,000 and $85,000 for the three month periods ended March 31, 2015 and 2014, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 include available-for-sale securities, which are valued using Level 2 inputs except for one security which is valued using Level 1 inputs, and one other security which is valued using Level 3 inputs and mortgage servicing rights, amounting to $1,162,608 at March 31, 2015 and $1,217,931 December 31, 2014, which are valued using Level 3 inputs. Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014 include other real estate owned, as well as impaired loans approximating $6.1 million at March 31, 2015 and $2.9 million at December 31, 2014 all of which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the ended period March 31, 2015, due to the lack of observable quotes in inactive markets for those instruments at March 31, 2015. The Corporation did have one security that was moved from a Level 2 to Level 3 at December 31, 2014.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three month period ended March 31, 2015 and year ended December 31, 2014:

	March 31, 2015	December 31, 2014
Mortgage Servicing Rights
Balance at beginning of period	$1,217,931	$1,398,396
Gains or losses, including realized and unrealized:
Disposals – amortization based on loan payments and payoffs	41,492	134,324
Purchases, issuances, and settlements	(172,669)	(167,739)
Other changes in fair value	75,854	(147,050)
Balance at end of period	$1,162,608	$1,217,931

Securities valued using Level 3 inputs
Balance at beginning of period	$2,535,817	$2,673,424
Principal payments received	(35,527)	(139,400)
Changes in Fair Value	(1,794)	1,793
Balance at end of period	$2,498,496	$2,535,817

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U. S. Government and agencies, municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Corporation did have securities classified as Level 2 or Level 3 at March 31, 2015 and December 31, 2014. There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at March 31, 2015 and December 31, 2014.

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

Mortgage Servicing Rights

The Corporation records mortgage servicing rights at estimated fair value based on a discounted cash flow model which includes discount rates between -0.32% and 1.01%, in addition to prepayment, internal rate of return, servicing costs, inflation rate of servicing costs and earnings rate assumptions that are considered to be unobservable inputs. Due to the significance of the Level 3 inputs, mortgage servicing rights have been classified as Level 3.

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less appraisal adjustments between 10% and 70% of appraised value, and expected selling costs between 10% and 20% of adjusted appraised value. Such values are estimated primarily using appraisals and reflect a market value approach. Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3. In accordance with the provisions of ASC 360-10, other real estate owned was written down to its estimated fair value of $316,000, resulting in impairment charges of $228,000, which are included in non-interest expenses for the three month period ended March 31, 2015.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at March 31, 2015 and December 31, 2014.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

	March 31, 2015		December 31, 2014
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$13,717	$13,717	$32,355	$32,355	1
Securities, including Federal Home Loan Bank stock	223,016	223,016	211,291	211,291	1, 2, 3
Certificates of deposit	2,490	2,490	2,490	2,490	2
Loans held for sale	215	215	229	229	3
Net loans	352,794	352,747	357,098	357,066	3
Mortgage servicing rights	1,163	1,163	1,218	1,218	3
	$593,395	$593,348	$604,681	$604,649
FINANCIAL LIABILITIES
Deposits
Maturity	$165,954	165,267	$174,929	$174,263	3
Non-maturity	381,290	381,290	390,516	390,516	1
Other borrowings	5,036	5,035	-	-	3
Junior subordinated deferrable interest debentures	12,747	12,722	12,739	12,627	3

	$565,027	$564,314	$578,184	$577,406

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts and would be considered level 1 input.

There are also unrecognized financial instruments at March 31, 2015 and December 31, 2014 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $97,006,000 at March 31, 2015 and $92,921,000 at December 31, 2014. Such amounts are also considered to be the estimated fair values.

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

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2015 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2015 have been recognized in the consolidated financial statements for the period ended March 31, 2015. Events or transactions that provided evidence about conditions that did not exist at March 31, 2015 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended March 31, 2015.

On April 21, 2015, United Bancshares, Inc.’s Board of Directors approved a cash dividend of $0.09 per common share payable June 16, 2015 to shareholders of record at the close of business on May 29, 2015.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended March 31,
	2015	2014
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.69%	0.65%
Average shareholders’ equity (a)	6.64%	5.66%
Net interest margin (a)	3.58%	3.49%
Efficiency ratio (b)	67.59%	75.14%
Average shareholders’ equity to average assets	10.47%	11.57%
Loans to deposits (end of period)	64.47%	65.43%
Allowance for loan losses to loans (end of period)	1.16%	1.31%
excluding loans marked to market in the acquisition of OSB

Book value per share	$20.62	$18.37

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

The Union Bank Company (the “Bank”), a wholly-owned subsidiary of the Corporation, is engaged in the business of commercial banking. The Bank is an Ohio state-chartered bank, which serves Allen, Delaware, Hancock, Marion, Putnam, Sandusky, Van Wert and Wood counties in Ohio, with office locations in Bowling Green, Delaware, Delphos, Findlay, Gibsonburg, Kalida, Leipsic, Lima, Marion, Ottawa and Pemberville, Ohio.

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

On July 1, 2014, the Corporation, Ohio State Bancshares, Inc. (“OSB”) and Rbancshares, Inc. (“Rbancshares”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Corporation purchased from OSB all of the issued and outstanding shares of The Ohio State Bank (“The Ohio State Bank”), an Ohio banking corporation and wholly-owned subsidiary of OSB (the “Acquisition”). Immediately following the acquisition, The Ohio State Bank was merged into the Bank. The Ohio State Bank operated three full-service branches with a main office and one other facility in Marion, Ohio and one branch in Delaware, Ohio. These offices became branches of the Bank after the acquisition. The transaction was completed on November 14, 2014 with assets acquired and deposits assumed being recorded at their estimated fair values.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2015, the Corporation reported net income of $1,122,000, or $0.33 basic earnings per share. This compares to the first quarter of 2014 net income of $901,000, or $0.26 basic earnings per share. The increase in operating results for the first quarter of 2015 as compared to the same period in 2014 was primarily attributable to an increase in interest income of $852,000, increase in provision for loan loss of $100,000, increase in non-interest income of $189,000, a $682,000 increase in non-interest expenses, and a decrease of $116,000 in interest expense, and the related income tax effects of these items. The majority of the increase in interest income for the quarter was due to the acquisition of the loan portfolio from OSB.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $5,156,000 for the first quarter of 2015, compared to $4,188,000 for the same period of 2014, an increase of $968,000 (23.1%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the three months ended March 31, 2015, the net interest margin (on a taxable equivalent basis) was 3.58%, compared with 3.49% for the same periods in 2014.

Interest-bearing deposits comprised 97% of average interest-bearing liabilities for the three month ended March 31, 2015, compared to 93.8% for the same period in 2014. An increase in other borrowing resulted in the Corporation’s cost of funds on interest-bearing liabilities to be 0.49% for the three months of 2015 compared to 0.65% for the same period in 2014.

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio. Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. A $100,000 provision for loan losses was made during the three month period ended March 31, 2015. No provision for loan losses was made during the first quarter of 2014. See “Allowance for Loan Losses” under Financial Condition for further discussion relating to the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees, earnings on life insurance policies, income arising from sales of investment products to customers, and occasional security sale transactions. Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter. For the quarter ended March 31, 2015, non-interest income was $1,004,000 compared to $815,000 for the first quarter of 2014, an $189,000 (23.2%) increase.

Gain on sales of loans amounted to $94,000 for the quarter ended March 31, 2015, compared to $54,000 for the first quarter of 2014, an increase of $40,000 (74.1%). Quarterly gain on sale of loans was impacted by an increase in capitalized servicing rights of $76,000 in 2015 and an increase of $53,000 in 2014. The increase in gain on sale of loans corresponds with the increase in loan sales activity.

The fair value of mortgage servicing rights increased $76,000 for the quarter ended March 31, 2015, compared to a $53,000 decrease for the quarter ended March 31, 2014.

Gain on sales of securities amounted to $34,000 for the three months ended March 31, 2015 compared to $2,000 for the comparable period in 2014, an increase of $32,000 (1,600%).

Non-Interest Expenses

For the quarter ended March 31, 2015, non-interest expenses were $4,628,000, compared to $3,946,000 for the first quarter of 2014, a $682,000 (17.3%) increase. The increase in non-interest expenses for the three month period ended March 31, 2015 was primarily attributed to the increase in expenses for the three branches acquired from OSB. Also, contributing to the increase in non-interest expense were increases in other real estate owned expenses, amortization of core deposit intangible and occupancy expense.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended March 31, 2015, the Corporation’s efficiency ratio was 67.59%, compared 75.14% for the same period of 2014.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2015 was $310,000 compared to $156,000 for the comparable 2014 period.

Return on Assets

Return on average assets was 0.69% for the first quarter of 2015, compared to 0.65% for the first quarter of 2014.

Return on Equity

Return on average shareholders’ equity for the first quarter of 2015 was 6.64%, compared to 5.66% for the same period of 2014.

The Corporation and Bank met all regulatory capital requirements as of March 31, 2015, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $638.1 million at March 31, 2015, compared to $650.2 million at December 31, 2014, a decrease of $12.1 million (1.85%). The decrease in total assets was primarily the result of a decrease of $18.6 million (57.6%) in cash and cash equivalents, a $604,000 (9.6%) decrease in other assets and a $220,000 (41%) decrease in other real estate owned, decrease of $4.6 million (1.28%) in gross loans, and an increase in available-for-sale securities of $11.7 million (5.68%). Deposits during this same period decreased $18.2 million, or 3.22%.

Shareholders’ equity increased from $67.8 million at December 31, 2014 to $69.3 million at March 31, 2015. This increase was the result of net income of $1,122,000, dividends paid of $303,000, repurchase of 5,000 shares of $76,000, the issuance of 403 treasury shares under the Corporation’s Employee Stock Purchase Plan of $8,000, and an $827,000 increase in unrealized securities gains, net of tax. The increase in unrealized securities gains during the three month period ended March 31, 2015, was the result of customary and expected changes in the bond market. Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $13.7 million at March 31, 2015, compared to $32.3 million at December 31, 2014. Cash and cash equivalents includes interest-bearing deposits in other banks of $4.8 million at March 31, 2015 and $20.9 million at December 31, 2014. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of March 31, 2015 totaled $218.2 million and $214.8 million, respectively, resulting in net unrealized gains of $3,392,000 and a corresponding after tax increase in shareholders’ equity of $827,000. The amortized cost of available-for-sale securities increased $10.5 million from December 31, 2014.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio. Gross loans totaled $356.3 million at March 31, 2015, compared to $360.9 million at December 31, 2014, a decrease of $4.6 million (1.28%). The decrease in loan balances during the first three months of 2015 resulted primarily from a decrease in loan origination activity.

There are also unrecognized financial instruments at March 31, 2015 and December 31, 2014 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $97 million at March 31, 2015 and $92.9 million at December 31, 2014.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014, respectively:

	(in thousands)
	2015	2014
Balance, beginning of period	$3,839	$4,014
Provision for loan losses	100	-
Charge offs	(510)	(72)
Recoveries	93	9
Net charge offs	(317)	(63)
Balance, end of period	$3,522	$3,951

The allowance for loan losses as a percentage of gross loans was 1.16% at March 31, 2015 (excluding mark to market loans acquired from OSB) and 1.31% at December 31, 2014. Regular provisions are made in amounts sufficient to maintain the balance in the allowance for loan losses at a level considered by management to be adequate for losses within the portfolio. Even though management uses all available information to assess possible loan losses, future additions or reductions to the allowance may be required as changes occur in economic conditions and specific borrower circumstances. The regulatory agencies that periodically review the Corporation’s allowance for loan losses may also require additions to the allowance or the charge-off of specific loans based upon the information available to them at the time of their examinations.

Loans on non-accrual status amounted to $7.6 million and $5.2 million at March 31, 2015 and December 31, 2014, respectively. Non-accrual loans as a percentage of outstanding loans amounted to 2.15% at March 31, 2015 and 1.45% at December 31, 2014.

The Corporation considers a loan to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan, based on current information and events. Impaired loans, principally consisting of commercial real estate credits, amounted to $7.1 million at March 31, 2015 and $3.7 million at December 31, 2014. The increase in impaired loans resulted from three credits becoming impaired during the three month period ended March 31, 2015. Impaired loans at March 31, 2015 and December 31, 2014, included $2 million and $1 million of loans with no specific reserves included in the allowance for loan losses and $5.1 million and $2.6 million, respectively, of loans with specific reserves of $1,106,000 and $807,000 included in the Corporation’s March 31, 2015 and December 31, 2014 allowance for loan losses.

In addition to impaired loans, the Corporation had other potential problem credits of $14.3 million at March 31, 2015 and $18.7 million at December 31, 2014. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan-charge off experience. The Corporation has experienced $510,000 of loan charge-offs during the first three months of 2015 compared to annual loan charge-offs of $497,000 in 2014, $2.6 million in 2013, and $2.3 million in 2012, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios. The Corporation also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $547.2 million, or 96.6% of the Corporation’s funding sources at March 31, 2015. Total deposits decreased $18.2 million during the three months ending March 31, 2015.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers. Non-interest bearing deposits comprised 15.3% of total deposits at March 31, 2015, compared to 15.5% at March 31, 2014.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $5.0 million at March 31, 2015 (none at December 31, 2014), and customer repurchase agreements totaling $4.6 million at December 31, 2014 (none at March 31, 2015). The Corporation also has outstanding junior subordinated deferrable interest debentures of $12.7 million at March 31, 2015 and December 31, 2014. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the three month period ended March 31, 2015, the Corporation had net income of $1.1 million. The increase (decrease) in net unrealized gains on available-for-sale securities, net of income taxes, was $826,900 and ($1.2 million) for the three months ended March 31, 2015 and 2014, respectively. Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the three month period ended March 31, 2015. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan losses.

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

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Item 1A: Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended March 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
01/01/15 - 01/31/2015	-	-	294,558	305,442

02/01/15 - 02/28/2015	5,000	$15.20	299,558	300,442

03/01/15 - 03/31/2015	-	-	299,558	300,442

The Plan authorizes the Corporation to repurchase up to 600,000 of the Corporation’s common shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

Item 3: Defaults upon Senior Securities.

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information.

None

Item 6: Exhibits

(a)	Exhibits

Exhibit 2	Stock Purchase Agreement, dated July 1, 2014 among United Bancshares, Inc., Ohio State Bancshares, Inc. and Rbancshares, Inc.
Exhibit 3(i)	Amended and Restated Articles of Incorporation
Exhibit 3(ii)	Amended and Restated Code of Regulations
Exhibit 10.1	Salary Continuation Agreement - Brian D. Young
Exhibit 10.2	Salary Continuation Agreement – Heather M. Oatman
Exhibit 10.3	Preferred Trust Securities, Placement and Debenture agreements
Exhibit 10.4	Salary Continuation Agreement, First Amendment – Brian D. Young
Exhibit 10.6	Change in Control Agreement – Diana L. Engelhardt
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
Exhibit 32.1	Section 1350 CEO’s Certification
Exhibit 32.2	Section 1350 CFO’s Certification
Exhibit 99	Safe Harbor under The Private Securities Litigation Reform Act of 1995
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date:	May 13, 2015	By:/s/ Diana L. Engelhardt
Diana L. Engelhardt
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED March 31, 2015

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

