Form 10-Q
period 2015-06-30
UNITED BANCSHARES INC/OH
filed 2015-08-14
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2015: 3,328,817

This document contains 41 pages. The Exhibit Index is on page 35 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS

CASH AND CASH EQUIVALENTS
Cash and due from banks	$9,225,433	$11,444,096
Interest-bearing deposits in other banks	2,755,014	20,910,484
Total cash and cash equivalents	11,980,447	32,354,580

SECURITIES, available-for-sale	208,280,291	206,461,063
RESTRICTED BANK STOCK, at cost	4,829,540	4,829,540
CERTIFICATES OF DEPOSIT, at cost	2,490,000	2,490,000
LOANS HELD FOR SALE	108,000	229,425

LOANS	357,869,432	360,937,164
Less allowance for loan losses	(3,526,282)	(3,839,508)
Net loans	354,343,150	357,097,656

PREMISES AND EQUIPMENT, net	12,221,001	12,385,556
GOODWILL	10,072,399	10,072,399
CORE DEPOSIT INTANGIBLE ASSETS, net	971,884	1,040,547
CASH SURRENDER VALUE OF LIFE INSURANCE	16,621,252	16,406,846
OTHER REAL ESTATE OWNED	582,750	535,999
OTHER ASSETS, including accrued interest	6,047,580	6,296,050

TOTAL ASSETS	$628,548,294	$650,199,661

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
Non-interest bearing	$85,054,945	$92,499,725
Interest bearing	434,571,482	472,945,234
Total deposits	519,626,427	565,444,959

Other borrowings	22,328,000	-
Junior subordinated deferrable interest debentures	12,755,454	12,738,549
Other liabilities	4,587,637	4,243,876
Total liabilities	559,297,518	582,427,384

SHAREHOLDERS' EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; 3,760,557 shares
issued; shares outstanding at 6/30/15 of 3,328,817 and 3,367,735 as of 12/31/14	3,760,557	3,760,557
Surplus	14,667,564	14,665,845
Retained earnings	56,347,958	53,925,768
Accumulated other comprehensive income	1,054,373	1,412,115
Treasury stock 431,740 shares at June 30, 2015 and 392,822
shares at December 31, 2014, at cost	(6,579,676)	(5,992,008)

Total shareholders' equity	69,250,776	67,772,277

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$628,548,294	$650,199,661

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans, including fees	$4,494,353	$3,639,285	$9,044,811	$7,288,907
Securities:
Taxable	694,604	643,735	1,389,582	1,295,803
Tax-exempt	403,123	447,131	792,512	928,898
Other	77,852	83,487	153,679	158,571
Total interest income	5,669,932	4,813,638	11,380,584	9,672,179

INTEREST EXPENSE
Deposits	394,082	516,470	838,224	1,018,770
Borrowings	133,088	169,142	243,479	337,141
Total interest expense	527,170	685,612	1,081,703	1,355,911

Net Interest Income	5,142,762	4,128,026	10,298,881	8,316,268
PROVISION FOR LOAN LOSSES	-	115,000	100,000	115,000

Net Interest Income after provision for loan losses	5,142,762	4,013,026	10,198,881	8,201,268

NON-INTEREST INCOME
Gain on sales of loans	129,560	66,926	223,795	121,175
Net securities gains	17,984	395,244	52,437	396,996
Other operating income	1,129,145	886,543	2,004,177	1,645,195
Total non-interest income	1,276,689	1,348,713	2,280,409	2,163,366

NON-INTEREST EXPENSES	4,315,408	3,629,467	8,943,375	7,575,203

INCOME BEFORE INCOME TAXES	2,104,043	1,732,272	3,535,915	2,789,431

PROVISION FOR INCOME TAXES	201,000	407,000	511,000	563,000

NET INCOME	$1,903,043	$1,325,272	$3,024,915	$2,226,431

NET INCOME PER SHARE

Basic	$0.57	$0.39	$0.90	$0.65
Weighted average common shares outstanding	3,343,553	3,426,172	3,354,839	3,431,317

Diluted	$0.57	$0.39	$0.90	$0.65
Weighted average common shares outstanding	3,343,553	3,426,172	3,354,839	3,431,317

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
NET INCOME	$1,903,043	$1,325,272	$3,024,915	$2,226,431

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Unrealized holding gains (losses) during period	(1,776,949)	2,420,328	(489,596)	4,308,641
Reclassification adjustments for gains included in net income	(17,984)	(395,244)	(52,437)	(396,996)

Other comprehensive income (loss), before income taxes	(1,794,933)	2,025,084	(542,033)	3,911,645
Income tax expense (benefit) related to items of other comprehensive income (loss) comprehensive income	610,277	(688,529)	184,291	(1,329,959)

Other comprehensive income (loss)	(1,184,656)	1,336,555	(357,742)	2,581,686

COMPREHENSIVE INCOME	$718,387	$2,661,827	$2,667,173	$4,808,117

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Six months ended June 30, 2015 and 2014

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
BALANCE AT DECEMBER 31, 2014	$3,760,557	$14,665,845	$53,925,768	$1,412,115	$(5,992,008)	$67,772,277

Net income	-	-	3,024,915	-	-	3,024,915
Other comprehensive (loss)	-	-	-	(357,742)	-	(357,742)
Dividends declared ($0.18 per share)	-	-	(602,725)	-	-	(602,725)
Repurchase of 39,321 shares	-	-	-	-	(593,815)	(593,815)
403 shares issued from treasury in connection with the
Corporation’s Employee Stock Purchase Plan	-	1,719	-	-	6,147	7,866

BALANCE AT JUNE 30, 2015	$3,760,557	$14,667,564	$56,347,958	$1,054,373	$(6,579,676)	$69,250,776

BALANCE AT DECEMBER 31, 2013	$3,760,557	$14,663,861	$50,807,689	$(1,358,205)	$(4,866,037)	$63,007,865
Net income	-	-	2,226,431	-	-	2,226,431
Other comprehensive income	-	-	-	2,581,686	-	2,581,686
Dividends declared ($0.20 per share)	-	-	(686,997)	-	-	(686,997)
Repurchase of 18,500 shares	-	-	-	-	(290,395)	(290,395)
313 shares issued from treasury in connection with the
Corporation’s Employee Stock Purchase Plan	-	867	-	-	4,782	5,649

BALANCE AT JUNE 30, 2014	$3,760,557	$14,664,728	$52,347,123	$1,223,481	$(5,151,650)	$66,844,239

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
	2015	2014

Cash flows provided by operating activities	$4,188,669	$2,729,010

Cash flows used by investing activities:
Proceeds from sales, calls or maturities of securities	22,348,673	24,324,808
Purchases of available-for-sale securities	(24,056,179)	(16,159,372)
Net (increase) decrease in loans	1,902,850	(11,839,128)
Proceeds from sale of FHLB stock	-	749,600
Purchases of premises and equipment	(134,649)	(97,938)
Net cash used in investing activities	60,695	(3,022,030)

Cash flows from financing activities:
Net change in deposits	(45,762,823)	28,833,932
Long-term borrowings, net of repayments	22,328,000	(600,042)
Proceeds from sale of treasury shares	7,866	5,649
Purchase of treasury stock	(593,815)	(290,395)
Cash dividends paid	(602,725)	(686,997)
Net cash used by financing activities	(24,623,497)	27,262,147

Net change in cash and cash equivalents	(20,374,133)	26,969,127
Cash and cash equivalents:
At beginning of period	32,354,580	22,407,458
At end of period	$11,980,447	$49,376,585

Cash paid for:
Interest	$1,108,679	$1,378,215
Federal income taxes	$150,000	$40,000

Non-cash investing activities:
Transfer of loans to other real estate owned	$274,750	$-

Change in net unrealized gain on available-for-sale securities	$(489,596)	$4,308,641

See notes to consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The balance sheet as of December 31, 2014 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors. The FASB issued ASU 2014-14 to reduce the diversity of how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) The loan has a government guarantee that is not separable from the loan before foreclosure; 2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments in this update are effective for annual periods, and interim periods within those periods, beginning after December 15, 2014. The Corporation has determined the provisions for ASU 2014-04 did not have a material impact on the financial statements.

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of June 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for sale:
U.S. Government and agencies	$10,642	10,615	$9,640	$9,537
Obligations of states and political subdivisions	63,760	64,621	56,605	58,099
Mortgage-backed	131,280	132,041	137,074	137,818
Other	1,001	1,003	1,002	1,007
Total	$206,683	$208,280	$204,321	$206,461

A summary of gross unrealized gains and losses on available-for-sale securities as of June 30, 2015 and December 31, 2014 follows (dollars in thousands):

	June 30, 2015		December 31, 2014
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
Available-for sale:
U.S. Government and agencies	$6	33	$-	$103
Obligations of states and political subdivisions	1,285	424	1,674	181
Mortgage-backed	1,567	806	1,557	812
Other	2	-	5	-
Total	$2,860	$1,263	$3,236	$1,096

NOTE 4 – LOANS

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods ending June 30, 2015 and 2014.

	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2014	$198,367	$3,255,148	$362,895	$23,098	$3,839,508
Provision (credit) charged to expenses	245,910	(183,506)	37,313	283	100,000
Losses charged off	(326,801)	(125,298)	(108,729)	(10,608)	(571,436)
Recoveries	59,645	77,190	19,306	2,069	158,210
Balance at June 30, 2015	$177,121	$3,023,534	$310,785	$14,842	$3,526,282

	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Balance at December 31, 2013	$305,434	$3,346,286	$344,803	$17,868	$4,014,391
Provision (credit) charged to expenses	151,406	(67,744)	27,729	3,609	115,000
Losses charged off	-	(77,462)	(24,710)	(8,555)	(110,727)
Recoveries	6,868	30,598	95	6,298	43,859
Balance at June 30, 2014	$463,708	$3,231,678	$347,917	$19,220	$4,062,523

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods ending June 30, 2015 and December 31, 2014:

June 30, 2015	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$-	$943,022	$-	$-	$943,022
Collectively evaluated for impairment	-	2,257,633	310,785	14,842	2,583,260
Total allowance for loan losses	$-	$3,200,655	$310,785	$14,842	$3,526,282

Loans:
Individually evaluated for impairment	$-	$4,562,500	$-	$-	$4,562,500
Acquired with deteriorated credit quality	20,573	741,844	76,076	-	838,493
Collectively evaluated for impairment	68,070,798	200,297,918	79,996,686	4,103,037	352,468,439
Total ending loans balance	$68,091,371	$205,602,262	$80,072,762	$4,103,037	$357,869,432

December 31, 2014	Commercial	Commercial and multi-family real estate	Residential real estate	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$-	$806,944	$-	$-	$806,944
Collectively evaluated for impairment	198,367	2,448,204	362,895	23,098	3,032,564
Total allowance for loan losses	$198,367	$3,255,148	$362,895	$23,098	$3,839,508

Loans:
Individually evaluated for impairment	$197,803	$3,483,640	$-	$-	$3,681,443
Acquired with deteriorated credit quality	20,573	678,003	201,343	652	900,571
Collectively evaluated for impairment	63,604,790	207,785,007	80,166,430	4,798,923	356,355,150
Total ending loans balance	$63,823,166	$211,946,650	$80,367,773	$4,799,575	$360,937,164

Impaired loans were as follows as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Loans with no allowance for loan losses allocated	$-	$1,005,067
Loans with allowance for loan losses allocated	4,557,258	2,676,376
Total impaired loans	$4,557,258	$3,681,443

Amount of the allowance allocated to impaired loans	$943,022	$806,944

The average recorded investment in impaired loans (excluding loans acquired with deteriorated credit quality) for the six month periods ended June 30, 2015 and 2014 was approximately $5.2 million and $3.4 million, respectively. There was approximately $138,000 and $128,000 in interest income recognized by the Corporation on impaired loans on an accrual or cash basis for the six month periods ended June 30, 2015 and 2014, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Recorded investment	Allowance for loan losses allocated	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial	$-	$-	$-	$-
Commercial and multi-family real estate	-	-	1,005,067	-
Agriculture	-	-	-	-
Agricultural real estate	-	-	-	-
Consumer	-	-	-	-
Residential 1-4 family real estate	-	-	-	-

With an allowance recorded:	-	-	-	-
Commercial	-	-	197,803	85,561
Commercial and multi-family real estate	4,557,258	943,022	2,478,573	721,383
Agriculture	-	-	-	-
Agricultural real estate	-	-	-	-
Consumer	-	-	-	-
Residential 1 -4 family real estate	-	-	-	-

Total	$4,557,258	$943,022	$3,681,443	$806,944

The following tables present the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and troubled debt restructurings by class of loans as of June 30, 2015 and December 31, 2014:

June 30, 2015	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$292,354	$-	$-
Commercial real estate	4,637,928	-	2,182,442
Agriculture	49,312	-	-
Agricultural real estate	66,079	287,858	-
Consumer	9,617	-	-
Residential real estate	1,320,414	23,651	255,672
Total	$6,375,704	$311,509	$2,438,114

December 31, 2014	Nonaccrual	Loans past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$199,160	$25,284	$-
Commercial real estate	3,351,521	1,253,936	1,967,898
Agricultural real estate	78,640	-	-
Agricultural	-	-	-
Consumer	4,450	758	-
Residential real estate	1,586,945	233,021	153,260
Total	$5,220,716	$1,512,999	$2,121,158

The nonaccrual balances in the table above include troubled debt restructurings that have been classified as nonaccrual.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2015 by class of loans:

	30 - 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Loans not past due	Total
Commercial	$26,635	-	42,871	69,506	55,280,433	$55,349,939
Commercial real estate	194,549	-	3,187,019	3,381,568	178,976,646	182,358,214
Agriculture	-	-	221,191	221,191	12,520,241	12,741,432
Agricultural real estate	15,832	-	287,858	303,690	22,940,358	23,244,048
Consumer	40,260	33,649	-	73,909	4,029,128	4,103,037
Residential real estate	451,326	192,083	268,686	912,095	79,160,667	80,072,762
Total	$728,602	$225,732	$4,007,625	$4,961,959	$352,907,473	$357,869,432

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

	30 - 59 days past due	60 – 89 days past due	90 days or greater past due	Total past due	Loans not past due	Total
Commercial	$212,495	$210,541	$36,494	$459,530	$48,300,122	$48,759,652
Commercial real estate	1,150,611	1,852,191	3,053,809	6,056,611	181,172,227	187,228,838
Agriculture	49,312	-	-	49,312	15,014,202	15,063,514
Agricultural real estate	-	-	17,535	17,535	24,700,277	24,717,812
Consumer	26,295	44,537	2,941	73,773	4,725,802	4,799,575
Residential real estate	249,963	386,278	732,913	1,369,154	78,998,619	80,367,773
Total	$1,688,676	$2,493,547	$3,843,692	$8,025,915	$352,911,249	$360,937,164

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current final financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to the credit risk. This analysis generally includes loans with an outstanding balance greater than $500,000 at June 30, 2015 and $250,000 at December 31, 2014 and non-homogenous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The Corporation uses the following definitions for risk ratings:

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

Loans not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are generally either less than $500,000 or are included in groups of homogenous loans. As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$53,099,912	$463,157	$609,616	$-	$13,918,686
Commercial and multi-family real estate	156,287,049	7,655,491	5,227,615	-	36,432,107
Residential 1 – 4 family	-	-	-	-	80,072,762
Consumer	-	-	-	-	4,103,037
Total	$209,386,961	$8,118,648	$5,837,231	$-	$134,526,592

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$53,737,496	$1,515,485	$180,574	$197,803	$8,191,808
Commercial and multi-family real estate	172,674,560	9,780,593	8,902,162	110,202	20,479,134
Residential 1 – 4 family	-	-	110,759	-	80,257,013
Consumer	-	-	758	-	4,798,817
Total	$226,412,056	$11,296,078	$9,194,253	$308,005	$113,726,772

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential 1 – 4 family and consumer loan classes, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in non-impaired residential 1 – 4 family and consumer loans based on payment activity as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Consumer	Residential 1-4 family	Commercial	Commercial and Multi-family real estate
Performing	$4,078,271	$78,890,867	$13,796,601	$33,635,568
Nonperforming	24,766	1,181,895	122,085	2,796,539
Total	$4,103,037	$80,072,762	$13,918,686	$36,432,107

	December 31, 2014
	Consumer	Residential 1-4 family	Commercial	Commercial and Multi-family real estate
Performing	$4,788,985	$78,045,118	$8,166,789	$19,307,124
Nonperforming	9,832	2,211,895	25,019	1,172,010
Total	$4,798,817	$80,257,013	$8,191,808	$20,479,134

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

The following table includes the recorded investment and number of modifications for TDR loans during the six month period ended June 30, 2015.

	Number of modifications	Recorded investment	Allowance for loan losses allocated
Troubled Debt Restructurings:
Commercial Real Estate	10	$362,666	-

The concessions granted in the above TDR’s were a modification of the original term. The terms were extended. The recorded investment in the loans did not change as a result of the modification. There are not any troubled debt restructurings for which there was a payment default in the current reporting period.

The following is additional information with respect to loans acquired through The Ohio State Bank acquisition:

	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans
Balance at December 31, 2014	$58,436,586	$(3,143,613)	$55,292,973
Change due to payments received	(7,102,589)	651,625	(6,450,964)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	(1,539)	17	(1,522)
Balance at June 30, 2015	$51,332,458	$(2,491,971)	$48,840,487

	Contractual	Non
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Impaired Loans
Balance at December 31, 2014	$2,688,709	$(1,788,138)	$900,571
Change due to payments received	(90,651)	64,925	(25,726)
Transfer to foreclosed real estate	(16,500)	13,556	(2,944)
Change due to loan charge-off	(119,469)	86,061	(33,408)
Balance at June 30, 2015	$2,462,089	$(1,623,596)	$838,493

As a result of The Ohio State Bank acquisition, the Corporation has loans, for which there was at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of June 30, 2015 and December 31, 2014 was $838,493 and $900,571, respectively.

No provision for loan losses was recognized during the period ended June 30, 2015 and December 31, 2014 related to the acquired loans as there was no significant change to the credit quality of the loans.

NOTE 5 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.43% at June 30, 2015 and 3.38% at June 30, 2014. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through The Ohio State Bank acquisition. The $3,000,000 of the liability is guaranteed by the Corporation, and the remaining $93,000 is secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of June 30, 2015 and December 31, 2014 was $2,455,454 and $2,438,549 respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR amounting to 3.13% at June 30, 2015.

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

Interest expense on the debentures approximated $218,740 and $170,444 for the six month periods ended June 30, 2015 and 2014, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 include available-for-sale securities, which are valued using Level 2 inputs except for one security which is valued using Level 1 inputs and one other security which is valued using Level 3 inputs and mortgage servicing rights, amounting to $1,287,493 at June 30, 2015 and $1,217,931 December 31, 2014, which are valued using Level 3 inputs. Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at June30, 2015 and December 31, 2014 include other real estate owned, as well as impaired loans approximating $3.6 million at June 30, 2015 and $2.9 million at December 31, 2014 all of which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended June 30, 2015, due to the lack of observable quotes in inactive markets for those instruments at June 30, 2015. The Corporation did have one security that was moved from a Level 2 to Level 3 at December 31, 2014.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the six month period ended June 30, 2015 and year ended December 31, 2014:

	June 30, 2015	December 31, 2014
Mortgage Servicing Rights
Balance at beginning of period	$1,217,931	$1,398,396
Gains or losses, including realized and unrealized:
Disposals – amortization based on loan payments and payoffs	90,009	134,324
Purchases, issuances, and settlements	(213,207)	(167,739)
Other changes in fair value	192,760	(147,050)
Balance at end of period	$1,287,493	$1,217,931

Securities valued using Level 3 inputs
Balance at beginning of period	$2,535,817	$2,673,424
Principal payments received	(72,253)	(139,400)
Changes in Fair Value	(1,764)	1,793
Balance at end of period	$2,461,800	$2,535,817

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U. S. Government and agencies, municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Corporation did have securities classified as Level 2 or Level 3 at June 30, 2015 and December 31, 2014. There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at June 30, 2015 and December 31, 2014.

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

Mortgage Servicing Rights

The Corporation records mortgage servicing rights at estimated fair value based on a discounted cash flow model which includes discount rates between -1.50% and 1.34%, in addition to prepayment, internal rate of return, servicing costs, inflation rate of servicing costs and earnings rate assumptions that are considered to be unobservable inputs. Due to the significance of the Level 3 inputs, mortgage servicing rights have been classified as Level 3.

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less appraisal adjustments between 10% and 70% of appraised value, and expected selling costs between 10% and 20% of adjusted appraised value. Such values are estimated primarily using appraisals and reflect a market value approach. Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3. In accordance with the provisions of ASC 360-10, other real estate owned was written down to its estimated fair value of $583,000, resulting in impairment charges of $228,000, which are included in non-interest expenses for the six month period ended June 30, 2015.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at June 30, 2015 and December 31, 2014.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	June 30, 2015		December 31, 2014
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$11,980	$11,980	$32,355	$32,355	1
Securities, including Federal
Home Loan Bank stock	213,110	213,110	211,291	211,291	1, 2, 3
Certificates of deposit	2,490	2,490	2,490	2,490	2
Loans held for sale	108	108	229	229	3
Net loans	354,343	354,159	357,098	357,066	3
Mortgage servicing rights	1,287	1,287	1,218	1,218	3
	$583,318	$583,134	$604,681	$604,649
FINANCIAL LIABILITIES
Deposits
Maturity	$157,391	156,512	$174,929	$174,263	3
Non-maturity	362,235	362,235	390,516	390,516	1
Other borrowings	22,328	22,331	-	-	3
Junior subordinated deferrable
interest debentures	12,755	12,721	12,739	12,627	3

	$554,709	$553,799	$578,184	$577,406

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts and would be considered level 1 input.

There are also unrecognized financial instruments at June 30, 2015 and December 31, 2014 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $90,028,000 at June 30, 2015 and $92,921,000 at December 31, 2014. Such amounts are also considered to be the estimated fair values.

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

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after June 30, 2015 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2015 have been recognized in the consolidated financial statements for the period ended June 30, 2015. Events or transactions that provided evidence about conditions that did not exist at June 30, 2015 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended June 30, 2015.

On July 23, 2015, the Corporation’s Board of Directors approved a cash dividend of $0.09 per common share payable September 16, 2015 to shareholders of record at the close of business on August 31, 2015.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2015	2014	2015	2014
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	1.20%	0.90%	0.94%	0.78%
Average shareholders’ equity (a)	11.05%	8.24%	8.85%	7.01%
Net interest margin (a)	3.64%	3.25%	3.64%	3.37%
Efficiency ratio (b)	60.78%	63.60%	63.76%	69.13%
Average shareholders’ equity to average assets	10.82%	10.97%	10.66%	11.17%
Loans to deposits (end of period)	68.17%	61.93%	68.17%	61.93%
Allowance for loan losses to loans (end of period)
excluding loans marked to market in the acquisition of OSB	1.14%	1.32%	1.14%	1.32%

Book value per share	$20.80	$19.52	$20.80	$19.52

(a)	Net income to average assets, net income to average shareholders’ equity and net interest margin are presented on an annualized basis. Net interest margin is calculated using fully-tax equivalent net interest income as a percentage of average interest earning assets.

(b)	Efficiency ratio is a ratio of non-interest expense as a percentage of fully tax equivalent net interest income plus non-interest income.

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

The Union Bank Company (the “Bank”), a wholly-owned subsidiary of the Corporation, is engaged in the business of commercial banking. The Bank is an Ohio state-chartered bank, which serves Allen, Delaware, Hancock, Marion, Putnam, Sandusky, Van Wert and Wood counties in Ohio, with office locations in Bowling Green, Columbus Grove, Delaware, Delphos, Findlay, Gibsonburg, Kalida, Leipsic, Lima, Marion, Ottawa and Pemberville, Ohio.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2015, the Corporation reported net income of $1,903,000, or $0.57 basic earnings per share. This compares to the second quarter of 2014 net income of $1,325,000, or $0.39 basic earnings per share. The increase in operating results for the second quarter of 2015 as compared to the same period in 2014 was primarily attributable to an increase in interest income of $856,000, decrease in provision for loan loss of $115,000, decrease in non-interest income of $72,000, a $686,000 increase in non-interest expenses, and a decrease of $158,000 in interest expense, and the related income tax effects of these items. The majority of the increase in interest income for the quarter was due to the acquisition of the loan portfolio from OSB. Non-interest expense increased due to occupancy and salary expense for the three branches acquired from OSB.

Net income for the six months ended June 30, 2015 totaled $3,025,000, or $0.90 basic earnings per share compared to $2,226,000 or $0.65 basic earnings per share for the same period in 2014. Compared with the same period in 2014, net income increased $799,000, or 35.9%. The increase for the six month period ended June 30, 2015, as compared to the six month period ended June 30, 2014, was primarily the result of an increase in non-interest income of $117,000 and an increase in net interest income of $1,983,000 offset by an increase of $1,368,000 in non-interest expenses, and the related income tax effects of these items. The majority of the increase in net interest income for the six months ended June 30, 2015 was due to the acquisition of the loan portfolio from OSB.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $5,143,000 for the second quarter of 2015, compared to $4,128,000 for the same period of 2014, an increase of $1,015,000 (24.6%).

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the quarterly and six month periods ended June 30, 2015, the net interest margin (on a taxable equivalent basis) was 3.64% compared with 3.25% and 3.37% for the same periods in 2014.

Interest-bearing deposits comprised 98% of average interest-bearing liabilities for the six month ended June 30, 2015, compared to 94.4% for the same period in 2014. The Corporation’s cost of funds on interest-bearing liabilities was 0.48% for the six months of 2015 compared to 0.64% for the same period in 2014.

Provision for Loan Losses

The Corporation’s provision for loan losses is determined based upon management’s calculation of the allowance for loan losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan portfolio. Changes in the provision for loan losses are dependent, among other things, on loan delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. A $100,000 provision for loan losses was made during the six month period ended June 30, 2015. A $115,000 provision for loan losses was made during the second quarter and six month period ended June 30, 2014. See “Allowance for Loan Losses” under Financial Condition for further discussion relating to the provision for loan losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees, earnings on life insurance policies, income arising from sales of investment products to customers, and occasional security sale transactions. Income related to customer deposit accounts and Bank Owned Life Insurance provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter. For the quarter ended June 30, 2015, non-interest income was $1,277,000 compared to $1,349,000 for the second quarter of 2014, a $72,000 (5.3%) decrease.

Gain on sales of loans amounted to $130,000 for the quarter ended June 30, 2015, compared to $67,000 for the second quarter of 2014, an increase of $63,000 (94.0%). Quarterly gain on sale of loans was impacted by an increase in capitalized servicing rights of $62,000 in 2015 and an increase of $31,000 in 2014. Gain on sales of loans amounted to $224,000 for the six months ended June 30, 2015 compared to $121,000 for the comparable period in 2014, an increase of $103,000 (85.1%). Gain on sales of loans for the six month period included capitalized servicing rights of $70,000 in 2015 and $54,000 in 2014. The increase in gain on sale of loans corresponds with the increase in loan sales activity. Loan sales for the first six months of 2015 were $12.0 million, compared to $6.0 million for the first six months of 2014.

The fair value of mortgage servicing rights increased $125,000 for the quarter ended June 30, 2015, compared to an $33,000 decrease for the quarter ended June 30, 2014. For the six month period ended June 30, 2015, there was an increase in fair value of mortgage servicing rights of $70,000, compared to a decrease in fair value of mortgage servicing rights of $100,000 for the six months ended June 30, 2014. The increase in fair value of mortgage servicing rights resulted from a decrease in the prepayment speeds utilized during the second quarter of 2015.

Gain on sales of securities amounted to $18,000 for the quarter ended June 30, 2015, compared to $395,000 for the second quarter of 2014, a decrease of $377,000 (95.4%). Gain on sales of securities amounted to $52,000 for the six months ended June 30, 2015 compared to $397,000 for the comparable period in 2014, a decrease of $345,000 (86.9%).

Non-Interest Expenses

For the quarter ended June 30, 2015, non-interest expenses were $4,315,000, compared to $3,629,000 for the second quarter of 2014, a $686,000 (18.9%) increase. For the six month period ended June 30, 2015, non-interest expenses totaled $8,943,000, compared to $7,575,000 for the comparable period of 2014, an increase of $1,368,000 (18.1%). The increase in non-interest expenses for the six month period ended June 30, 2015 was primarily attributed to the increase in expenses for the three branches acquired from OSB. Also, contributing to the increase in non-interest expense were increases in other real estate owned expenses, asset management expenses , occupancy expenses and deposit premium amortization.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended June 30, 2015, the Corporation’s efficiency ratio was 60.78%, compared to 63.60% for the same period of 2014. For the six month period ended June 30, 2015, the Corporation’s efficiency ratio was 63.76% compared to 69.13% for the same period of 2014.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2015 was $201,000 compared to $407,000 for the comparable 2014 period. The provision for income taxes for the six month period ended June 30, 2015 was $511,000, or 14.5% of income before income taxes, compared to $563,000 or 20.21% for the comparable 2014 period. The change was due, in part, to a one-time tax benefit due to a change in the tax law of $331,000 which was recognized.

Return on Assets

Return on average assets was 1.20% for the second quarter of 2015, compared to 0.90% for the second quarter of 2014. For the six month period ended June 30, 2015, return on average assets was 0.94%, compared to 0.78% for the same period of 2014.

Return on Equity

Return on average shareholders’ equity for the second quarter of 2015 was 11.05%, compared to 8.24% for the same period of 2014. Return on average equity for the six months ended June 30, 2015 was 8.85%, compared to 7.01% for the same period in 2014.

The Corporation and Bank met all regulatory capital requirements as of June 30, 2015, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $628.5 million at June 30, 2015, compared to $650.2 million at December 31, 2014, a decrease of $21.7 million (3.33%). The decrease in total assets was primarily the result of a decrease of $20.4 million (63.0%) in cash and cash equivalents, a $249,000 (3.95%) decrease in other assets and a $47,000 (8.72%) increase in other real estate owned, decrease of $3.1 million (0.88%) in gross loans, and an increase in available-for-sale securities of $1.8 million (0.88%). Deposits during this same period decreased $45.8 million, or 8.10%. The decrease in deposits also resulted in a decrease in total assets and increased borrowings by $22.3 million.

Shareholders’ equity increased from $67.8 million at December 31, 2014 to $69.3 million at June 30, 2015. This increase was the result of net income of $3,025,000, dividends paid of $603,000, repurchase of 39,321 shares for $594,000, the issuance of 403 treasury shares under the Corporation’s Employee Stock Purchase Plan of $8,000 and a $358,000 decrease in unrealized securities gains, net of tax. The decrease in unrealized securities gains during the six month period ended June 30, 2015, was the result of customary and expected changes in the bond market. Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $12.0 million at June 30, 2015, compared to $32.4 million at December 31, 2014. Cash and cash equivalents includes interest-bearing deposits in other banks of $2.8 million at June 30, 2015 and $20.9 million at December 31, 2014. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of June 30, 2015 totaled $206.7 million and $208.3 million, respectively, resulting in net unrealized gains of $1,597,000 and a corresponding after tax increase in shareholders’ equity of $1,054,000. The amortized cost of available-for-sale securities increased $2.4 million from December 31, 2014.

Loans

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio. Gross loans totaled $357.9 million at June 30, 2015, compared to $360.9 million at December 31, 2014, a decrease of $3.0 million (.86%). The decrease in loan balances during the first six months of 2015 resulted primarily from a decrease in loan origination activity.

There are also unrecognized financial instruments at June 30, 2015 and December 31, 2014 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $90 million at June 30, 2015 and $92.9 million at December 31, 2014.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the six months ended June 30, 2015 and 2014, respectively:

	(dollars in thousands)
	2015	2014
Balance, beginning of period	$3,839	$4,014
Provision for loan losses	100	115
Charge offs	(571)	(110)
Recoveries	158	44
Net charge offs	(313)	49
Balance, end of period	$3,526	$4,063

The allowance for loan losses as a percentage of gross loans was 1.14% at June 30, 2015 (excluding mark to market loans acquired from OSB) and 1.32% at December 31, 2014. Regular provisions are made in amounts sufficient to maintain the balance in the allowance for loan losses at a level considered by management to be adequate for losses within the portfolio. Even though management uses all available information to assess possible loan losses, future additions or reductions to the allowance may be required as changes occur in economic conditions and specific borrower circumstances. The regulatory agencies that periodically review the Corporation’s allowance for loan losses may also require additions to the allowance or the charge-off of specific loans based upon the information available to them at the time of their examinations.

Loans on non-accrual status amounted to $6.4 million and $5.2 million at June 30, 2015 and December 31, 2014, respectively. Non-accrual loans as a percentage of outstanding loans amounted to 1.78% at June 30, 2015 and 1.45% at December 31, 2014.

The Corporation considers a loan to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan, based on current information and events. Impaired loans, principally consisting of commercial real estate credits, amounted to $4.6 million at June 30, 2015 and $3.7 million at December 31, 2014. Impaired loans at December 31, 2014 included $1.0 million of loans with no specific reserves included in the allowance for loan losses and none at June 30, 2015 and $4.6 million and $2.7 million, respectively, of loans with specific reserves of $943,000 and $807,000 included in the Corporation’s June 30, 2015 and December 31, 2014 allowance for loan losses.

In addition to impaired loans, the Corporation had other potential problem credits of $12.7 million at June 30, 2015 and $18.7 million at December 31, 2014. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan-charge off experience. The Corporation has experienced $413,000 of loan charge-offs during the first six months of 2015 compared to annual loan recoveries, net of charge-offs, of $255,117 in 2014, as well as charge-offs of $2.2 million in 2013, and $1.8 million in 2012, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios. The Corporation also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $519.6 million, or 92.9% of the Corporation’s funding sources at June 30, 2015. Total deposits decreased $45.9 million during the six months ending June 30, 2015.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers. Non-interest bearing deposits comprised 16.4% of total deposits at June 30, 2015, compared to 17.2% at June 30, 2014.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $22.3 million at June 30, 2015 (none at December 31, 2014), and customer repurchase agreements totaling $4.6 million at December 31, 2014 (none at June 30, 2015). The Corporation also has outstanding junior subordinated deferrable interest debentures of $12.7 million at June 30, 2015 and December 31, 2014. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the six month period ended June 30, 2015, the Corporation had net income of $3.02 million. The increase (decrease) in net unrealized gains on available-for-sale securities, net of income taxes, was ($357,700) and $2.6 million for the six months ended June 30, 2015 and 2014, respectively. Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the six month period ended June 30, 2015. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan losses.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended June 30, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
04/01/15 - 04/30/2015	14,321	$15.15	294,558	305,442

05/01/15 - 05/31/2015	20,000	$15.04	314,558	285,442

06/01/15 - 06/30/2015	-	-	314,558	285,442

The Corporation’s stock repurchase program (the “Plan”) authorizes the Corporation to repurchase up to 600,000 of the Corporation’s common shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

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

UNITED BANCSHARES, INC.

Date: August 14, 2015	By:	/s/ Diana L. Engelhardt
Diana L. Engelhardt
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED June 30, 2015

Exhibit Number	Description	Exhibit Location
2	Stock Purchase Agreement, dated July 1, 2014 among United Bancshares, Inc., Ohio State Bancshares, Inc. and Rbancshares, Inc.	Incorporated herein by reference to the Corporation’s Form 8-K filed July 1, 2014.
3(i)	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
3(ii)	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10Q for the quarter ended June 30, 2007.
10.1	Agreement - Brian D. Young	Incorporated by reference to Corporation's Form 8-K filed July 20, 2006.
10.2	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.3	Salary Continuation Agreement – Heather M. Oatman	Incorporated herein by reference to the Corporation's 2008 Form 10K filed March 20, 2009.
10.4	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005.
10.5	Salary Continuation Agreement, First Amendment – Brian D. Young	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.6	Change in Control Agreement - Diana L. Engelhardt	Incorporated herein by reference to the Corporation’s Form 8-K filed July 23, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB	XBRL Taxonomy Extension Label	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith