Form 10-K
period 2015-12-31
UNITED BANCSHARES INC/OH
filed 2016-03-09
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934, as amended

For the fiscal year ended December 31, 2015

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was 48,956,831, based upon the last sales price as quoted on the NASDAQ Global Market as of June 30, 2015.

The number of shares of Common Stock, no par value outstanding as of January 31, 2016: 3,299,755

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2015 are incorporated by reference into Part II. Portions of the Proxy Statement dated March 23, 2016 for the 2016 Annual Meeting of Shareholders to be held on April 27, 2016 are incorporated by reference into Part III.

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

Forward-looking statements are not historical facts and, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements, include, but are not limited to:

•	deterioration of commercial real estate market fundamentals;
•	defaults by our loan counterparties or trends;
•	adverse changes in credit quality trends;
•	declining asset prices;
•	our ability to accurately estimate collateral values, future levels of nonperforming loans, and other borrower fundamentals as part of our credit review process;
•	changes in local, regional and international business, economic or political conditions affecting the regions in which we operate;
•	the extensive and increasing regulation of the U.S. financial services industry;
•	changes in accounting policies, rules and interpretations;
•	increasing capital and liquidity standards under applicable regulatory rules;
•	unanticipated changes in our liquidity position, including but not limited to, changes in the cost of liquidity, our ability to enter the financial markets and to secure alternative funding sources;
•	our ability to receive dividends from our subsidiary, The Union Bank Company;
•	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;
•	operational or risk management failures by us or critical third-parties;
•	adverse judicial proceedings;
•	the occurrence of natural or man-made disasters or conflicts or terrorist attacks;
•	a reversal of the U.S. economic recovery due to financial, political or other shocks;
•	our ability to anticipate interest rate changes and manage interest rate risk;
•	deterioration of economic conditions in the geographic regions where we operate;
•	the soundness of other financial institutions;
•	our ability to attract and retain talented executives and employees and to manage our reputational risks;
•	our ability to timely and effectively implement our strategic initiatives; and
•	increased competitive pressure due to industry consolidation.

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

Overview

United Bancshares, Inc. (“UBOH”), an Ohio corporation, organized in 1985, is headquartered in Columbus Grove, Ohio. We are a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), with consolidated total assets of $608.7 million at December 31, 2015. UBOH is regulated as a one-bank holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and its principal asset and operating subsidiary is The Union Bank Company, an Ohio state chartered commercial bank (“Union Bank”). As of December 31, 2015, UBOH and its subsidiary (collectively the “Corporation”) employed approximately 151 full-time equivalent employees.

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

We make available free of charge, on or through the United Bancshares link on our website (www.theubank.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website and available in print upon request are the charters for our Audit Committee, Compensation, and Nominating Committees and our Senior Officer Code of Ethics. Within the time period required by the SEC and the NASDAQ Global Market, we will post on our website any amendment to the Senior Officer Code of Ethics or the above-referenced governance documents or you may request the documents by writing to our Chief Financial Officer at The Union Bank Co., 100 South High Street, Columbus Grove, OH 45830 or by calling (419) 659-2141.

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

In recent years, mergers and acquisitions have led to greater concentration in the banking industry, placing added competitive pressure on our core banking products and services. Consolidation continued during 2015, primarily through private merger and acquisition transactions, and led to redistribution of deposits and certain banking assets to other financial institutions. We expect this trend to continue during 2016, due primarily to increased compliance costs. We, therefore, expect competition in the markets we serve to intensify with the advent of new technology and consolidation trends. As a matter of course, we continue to evaluate opportunities in the markets we serve or contiguous markets to improve our footprint, while balancing the efficiency of technology.

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

Union Bank

As an Ohio state-chartered bank, and a member of the DIF, administered by the FDIC, Union Bank is supervised and regulated by the Division and the FDIC. As insurer, the FDIC imposes deposit insurance premiums and conducts examinations of and requires reporting by FDIC-insured institutions under the Federal Deposit Insurance Act, as amended (the “FDIA”).

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

The risk-based capital guidelines adopted by the federal banking regulators and effective through December 31, 2015, include both a definition and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least 4% is to be comprised of common shareholders’ equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan losses. Each of the federal banking agencies also impose a minimum leverage ratio (Tier 1 capital to total assets) for banking organizations. The minimum leverage ratio is currently 3% for bank holding companies that are considered “strong” under the Federal Reserve Board’s guidelines or which have implemented the Federal Reserve Board’s risk-based capital measure for market risk. The minimum leverage ratio is 1%-2% higher for other bank holding companies and banks based on their particular circumstances and risk profiles and for those banks experiencing or anticipating significant growth. The FDIC imposes similar capital requirements on Union Bank adopted by the FDIC.

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

The FDIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to an FDIC-insured depository institution that does not meet certain capital adequacy standards. Banks and savings associations are classified into one (1) of five (5) categories based upon capital adequacy, ranging from “well-capitalized” to “critically undercapitalized.” Restrictions on operations, management and capital distributions begin to apply at “adequately capitalized” status and become progressively stricter as the insured depository institutions approaches “critically undercapitalized” status. Generally, the regulations require the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “undercapitalized” and to take additional actions if the institution becomes “significantly undercapitalized” or “critically undercapitalized.” Under the Prompt Corrective Action requirements effective through December 31, 2015, a depository institution is considered well-capitalized if it maintains total risk-based capital of greater than or equal to 10%; tier 1 risk-based capital of at least 6%; and a tier 1 leverage ratio of at least 5%. As of December 31, 2015, Union Bank has total risk-based capital of 16.8%, tier 1 risk-based capital and CET 1 capital of 15.9%, and tier 1 leverage of 11.8%. Effective January 1, 2015, final rules promulgated by the FDIC pursuant to the Dodd-Frank Act, provide that for a depository institution to be considered well-capitalized it must maintain common equity tier 1 capital of at least 6.5%; tier 1 risk-based capital of at least 8%; total risk-based capital of at least 10%; and leverage ratio of at least 5%. While the Prompt Corrective Action requirements only apply to FDIC-insured depository institutions and not to bank holding companies, the mandatory Prompt Corrective Action “capital restoration plan” required of an undercapitalized institution by its relevant regulator must be guaranteed to a limited extent by the institution’s parent bank holding company.

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

Conservatorship and receivership of insured depository institutionsUpon the insolvency of an insured depository institution, the FDIC will be appointed as receiver or, in rare circumstances, conservator for the insolvent institution under the FDIA. In an insolvency, the FDIC may repudiate or disaffirm any contract to which the institution is a party if the FDIC determines that performance of the contract would be burdensome and that disaffirming or repudiating the contract would promote orderly administration of the institution’s affairs. If the contractual counterparty made a claim against the receivership (or conservatorship) for breach of contract, the amount paid to the counterparty would depend upon, among other factors, the receivership assets available to pay the claim and the priority of the claim relative to others. In addition, the FDIC may enforce most contracts entered into by the insolvent institution, notwithstanding any provision that would terminate, cause a default, accelerate or give other rights under the contract solely because of the insolvency, the appointment of the receiver (or conservator), or the exercise of rights or powers by the receiver (or conservator). The FDIC may also transfer any asset or liability of the insolvent institution without obtaining approval or consent from the institution’s shareholders or creditors. These provisions would apply to obligations and liabilities of UBOH’s insured depository institution subsidiary, including any obligations under senior or subordinated debt issued to public investors.

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

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Corporation’s business, results of operations and financial condition. Provisions in the legislation that require revisions to the capital requirements of UBOH and Union Bank could require them to seek other sources of capital in the future.

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

Statistical Financial Information Regarding the Corporation

The following schedules and table analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiary, as required under Securities Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation, both of which are included in the 2015 Annual Report.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.	The following are the average balance sheets for the years ended December 31:

	2015	2014	2013
	(dollars in thousands)
ASSETS
Interest-earning assets
Securities (1)
Taxable	$139,407	$140,322	$132,471
Non-taxable	68,331	61,155	60,107
Interest bearing deposits	11,336	31,653	29,770
Federal funds sold	-	-	23
Loans (2)	358,368	310,237	299,379
Total interest-earning assets	577,442	543,367	521,750
Non-interest-earning assets
Cash and due from banks	8,932	13,625	8,487
Premises and equipment, net	12,211	9,053	9,174
Accrued interest receivable and other assets	33,754	27,727	28,027
Allowance for loan losses	(3,586)	(4,062)	(5,681)

	$628,753	$589,710	$561,757

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$283,904	$251,825	$212,464
Time deposits	159,635	164,461	180,110
Junior subordinated deferrable interest debentures	12,755	10,620	10,300
Other borrowings	9,739	11,601	21,589
Total interest-bearing liabilities	466,033	438,507	424,463
Non-interest-bearing liabilities
Demand deposits	87,820	81,938	69,794
Accrued interest payable and other Liabilities	4,919	4,396	4,136

Shareholders' equity (3)	69,981	64,869	63,364

	$628,753	$589,710	$561,757

(1)	Securities include securities available-for-sale, which are carried at fair value, and restricted bank stock carried at cost. The average balance includes monthly average balances of fair value adjustments and daily average balances for the amortized cost of securities.
(2)	Loan balances include principal balances of non-accrual loans and loans held for sale.
(3)	Shareholders’ equity includes average net unrealized appreciation (depreciation) on securities available-for-sale, net of tax.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

B.	The following tables set forth, for the years indicated, the condensed average balances of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.

	2015
	Average		Average
	Balance	Interest	Rate
	(dollars in thousands)
Interest-earning assets
Securities (1)
Taxable	$139,407	$2,549	1.83%
Non-taxable (2)	68,331	2,555	3.74%
Loans (3, 4)	358,368	18,322	5.11%
Interest-Bearing Deposits	11,336	279	2.46%
Total interest-earning assets	577,442	23,705	4.11%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$283,904	335	0.12%
Time deposits	159,635	1,245	0.78%
Junior subordinated deferrable interest debentures	12,755	446	3.50%
Other borrowings	9,739	52	0.53%
Total interest-bearing liabilities	$466,033	2,078	0.45%

Net interest income, tax equivalent basis		$21,627
Net interest income as a percent of average interest-earning assets			3.75%

(1)	Securities include securities available-for-sale, which are carried at fair value, and restricted bank stock carried at cost. The average balance includes monthly average balances of fair value adjustments and daily average balances for the amortized cost of securities.
(2)	Computed on tax equivalent basis for non-taxable securities (34% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans.
(4)	Interest income on loans includes fees of $705,810.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2014
	Average		Average
	Balance	Interest	Rate
	(dollars in thousands)
Interest-earning assets
Securities (1)
Taxable	$140,322	$2,851	2.03%
Non-taxable (2)	61,155	2,554	4.18%
Loans (3, 4)	310,237	14,966	4.82%
Interest-Bearing Deposits	31,653	114	0.36%
Total interest-earning assets	543,367	20,485	3.77%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$251,825	304	0.12%
Time deposits	164,461	1,665	1.01%
Junior subordinated deferrable interest debentures	10,620	356	3.35%
Other borrowings	11,601	343	2.96%
Total interest-bearing liabilities	$438,507	2,668	0.61%

Net interest income, tax equivalent basis		$17,817
Net interest income as a percent of average interest-earning assets			3.28%

(1)	Securities include securities available-for-sale, which are carried at fair value, and FHLB stock carried at cost. The average balance includes monthly average balances of market value adjustments and daily average balances for the amortized cost of securities.
(2)	Computed on tax equivalent basis for non-taxable securities (34% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans.
(4)	Interest income on loans includes fees of $700,578.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2013
	Average		Average
	Balance	Interest	Rate
	(dollars in thousands)
Interest-earning assets
Securities (1)
Taxable	$132,471	$2,690	2.03%
Non-taxable (2)	60,107	2,816	4.68%
Loans (3, 4)	299,379	15,243	5.09%
Other	29,793	102	0.34%
Total interest-earning assets	521,750	20,851	4.00%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$212,464	304	0.14%
Time deposits	180,110	1,838	1.02%
Junior subordinated deferrable interest debentures	10,300	353	3.43%
Other borrowings	21,589	754	3.49%
Total interest-bearing liabilities	$424,463	3,249	0.77%

Net interest income, tax equivalent basis		$17,602
Net interest income as a percent of average interest-earning assets			3.38%

(1)	Securities include securities available-for-sale, which are carried at fair value, and FHLB stock carried at cost. The average balance includes monthly average balances of market value adjustments and daily average balances for the amortized cost of securities.
(2)	Computed on tax equivalent basis for non-taxable securities (34% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans and loans held for sale.
(4)	Interest income on loans includes fees of $798,786.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

C.	The following tables set forth the effect of volume and rate changes on interest income and expenses for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

Volume variance - change in volume multiplied by the previous year’s rate.

Rate variance - change in rate multiplied by the previous year’s volume.

Rate/volume variance - change in volume multiplied by the change in rate.

•	This variance was allocated to volume variances and rate variances in proportion to the relationship of the absolute dollar amount of the change in each.

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.

	2015/2014
	Total	Variance Attributable To
	Variance	Volume	Rate
	(dollars in thousands)
INTEREST INCOME
Securities -
Taxable	$(89)	$(18)	$(71)

Non-taxable	1	283	(282)

Loans	3,357	2,422	935

Other	(48)	(96)	48

Subtotal	3,221	2,591	630

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	31	38	(7)

Time deposits	(309)	(48)	(261)

Junior subordinated deferrable interest debentures	90	74	16

Other borrowings	(291)	(48)	(243)

Subtotal	(479)	16	(495)

NET INTEREST INCOME	$3,700	$2,575	$1,125

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2014/2013
	Total	Variance Attributable To
	Variance	Volume	Rate
	(dollars in thousands)
INTEREST INCOME
Securities -
Taxable	$161	$160	$1

Non-taxable	(262)	48	(310)

Loans	(277)	541	(818)

Other	12	7	5

Subtotal	(366)	756	(1,122)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	-	52	(52)

Time deposits	(173)	(159)	(14)

Junior subordinated deferrable interest debentures	3	10	(7)

Other borrowings	(411)	(309)	(102)

Subtotal	(581)	(406)	(175)

NET INTEREST INCOME	$215	$1,162	$(947)

II.	INVESTMENT PORTFOLIO

A.	The carrying amounts of securities available-for-sale as of December 31 are summarized as follows:

	2015	2014	2013
	(dollars in thousands)
U.S. Government agency securities	$3,966	$9,537	$12,333
Obligations of states and political subdivisions	73,482	58,098	66,540
Mortgage-backed securities	104,480	137,819	117,472
Other	1,001	1,007	735
	$182,929	$206,461	$197,080

The above excludes restricted bank stock amounting to $4,829,500 in 2015 and 2014 and $4,893,800 in 2013.

B.	The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2015 are as follows (1):

		Maturing
		After One	After Five
		Year	Years
	Within	But Within	But Within	After
	One Year	Five Years	Ten Years	Ten Years
	(dollars in thousands)
Agencies	$-	$3,966	$-	$-
Obligations of states and political subdivisions	1,137	12,306	40,446	19,593
Mortgage-backed securities (2)	-	466	14,832	89,182

	$1,137	$16,738	$55,278	$108,775

		Weighted Average Yield
Agencies	0.00%	1.23%	0.00%	0.00%
Obligations of states and political subdivisions	4.57%	2.64%	2.77%	3.12%
Mortgage-backed securities (2)	0.00%	4.37%	3.16%	2.43%

Weighted Average Yield - Portfolio	4.57%	2.35%	2.87%	2.55%

(1)	Table excludes restricted bank stock and $1,001,343 of securities having no maturity date.
(2)	Maturity based upon estimated weighted-average life.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.	There were no securities which exceeded 10% of shareholders’ equity at December 31, 2015.

III.	LOAN PORTFOLIO

A.	Types of Loans – Total loans, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	2015	2014	2013	2012	2011
	(dollars in thousands)
Commercial and agricultural	$272,297	$275,769	$235,152	$241,730	$270,454
Real estate mortgage	78,443	80,598	56,651	61,276	64,888
Consumer loans	3,857	4,800	3,934	4,396	5,358
	$354,597	$361,167	$295,737	$307,402	$340,700

Real estate mortgage loans include real estate construction loans of $10.3 million in 2015, $1.3 million in 2014, $3.6 million in 2013, $2.6 million in 2012, and $5.3 million in 2011. There were no lease financing receivables in any year.

CONCENTRATIONS OF CREDIT RISK – The Corporation’s depository institution subsidiary grants commercial, real estate, installment, and credit card loans to customers primarily located in Northwestern and West Central Ohio. Commercial loans include loans collateralized by business assets and agricultural loans collateralized by farm equipment. As of December 31, 2015, commercial and agricultural loans make up 76.79% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses. As of December 31, 2015, real estate mortgage loans make up 22.12% of the loan portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 2015, consumer loans to individuals make up 1.09% of the loan portfolio and are primarily collateralized by consumer assets.

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2015 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

Commercial
and
Maturing	Agricultural
(dollars in thousands)
Within one year	$50,299
After one year but within five years	32,767
After five years	189,231
$272,297

III.	LOAN PORTFOLIO (CONTINUED)

	Interest Sensitivity
	Fixed	Variable and
	Rate	Adjustable Rate	Total
	(dollars in thousands)
Due after one year but within five years	$23,390	$9,377	$32,767
Due after five years	8,288	180,943	189,231
	$31,678	$190,320	$221,998

C.	Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans – The following table summarizes non-accrual, past due, restructured and impaired loans at December 31:

	2015	2014	2013	2012	2011
	(dollars in thousands)
(a) Loans accounted for on a non-accrual basis	$5,945	$5,220	$6,511	$17,171	$21,700

(b) Loans contractually past due 90 days or more as to interest or principal payments and still accruing interest	260	1,513	37	25	55

(c) Loans not included in (a) or (b) which are "Troubled Debt Restructurings" as defined by accounting principles generally accepted in the United States of America	1,796	2,121	495	2,139	4,479

	$8,001	$8,854	$7,043	$19,335	$26,234

The following is reported for the years ended December 31:

	2015	2014	2013	2012	2011
	(dollars in thousands)
Gross interest income that would have been recorded on non-accrual loans outstanding if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period	$432	$596	$633	$1,143	$1,438

Interest income actually recorded on non- accrual loans and included in net income for the period	-	-	-	-	-

Interest income not recognized during the period	$432	$596	$633	$1,143	$1,438

III.	LOAN PORTFOLIO (CONTINUED)

1.	Discussion of the non-accrual policy

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

As of December 31, 2015, in addition to the $8.0 million of loans reported under Item III C, there are approximately $15.0 million of other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III C at some future date. Consideration was given to loans classified for regulatory purposes as substandard or special mention that have not been disclosed in Item III C above.

3.	Foreign outstandings

None.

4.	Loan concentrations

At December 31, 2015, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated $34,997,920. At December 31, 2015, there were four borrowers with loans totaling $71,373 in agricultural loans, which were accounted for on a non-accrual basis; and there was one accruing agricultural loan totaling $259,858 which was contractually past due 90 days or more as to interest or principal payments.

D.	Other interest-bearing assets

As of December 31, 2015, there were no other interest-bearing assets that are required to be disclosed.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2015	2014	2013	2012	2011
	(dollars in thousands)
LOANS
Loans outstanding at end of period (1)	$354,597	$361,167	$295,737	$307,402	$340,700
Average loans outstanding during period (1)	$358,368	$310,237	$299,379	$325,114	$360,669
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$3,839	$4,014	$6,918	$8,543	$8,017
Loans charged off -
Commercial and agricultural	(446)	(368)	(2,614)	(2,103)	(3,635)
Real estate mortgage	(176)	(117)	(4)	(144)	(515)
Consumer loans to individuals	(16)	(12)	(23)	(14)	(88)
	(638)	(497)	(2,641)	(2,261)	(4,238)
Recoveries of loans previously charged off -
Commercial and agricultural	222	738	541	379	162
Real estate mortgage	$20	9	11	14	142
Consumer loans	$9	5	18	43	85
	251	752	570	436	389
Net loans (charged off) recoveries	(387)	255	(2071)	(1825)	(3849)
Provision for loan losses	382	(430)	(833)	200	4375

Balance at end of period	$3,834	$3,839	$4,014	$6,918	$8,543

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.11%	(0.08)%	0.69%	0.56%	1.07%

(1)	Including loans held for sale.

The amount of loan charge-offs and recoveries fluctuate from year to year due to various factors relating to the condition of the general economy and specific business segments. The 2015 loan charge-offs included twenty-five consumer, mortgage, HELOC, commercial or agricultural credits, with the largest individual charge-off being $327,000. In 2014, the net recoveries of $255,000 included seven commercial or agricultural borrowers, with the largest charge-off being $181,000. The 2013 loan charge-offs included nine commercial or agricultural credits, with the largest individual charge-off being $1,269,000. The 2012 loan charge-offs included twenty-three commercial or agricultural credits, with the largest individual charge-off being $509,000. The 2011 loan charge-offs included twenty-seven commercial or agricultural credits, with the largest individual charge-off being $1,400,000.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

The Corporation had a provision for loan losses of $382,000 in 2015 and recognized a negative provision for loan losses of $430,000 in 2014. Problem and potential problem loans aggregated $15.0 million at December 31, 2015 compared to $18.7 million December 31, 2014. The Corporation will continue to monitor the credit quality of its loan portfolio, and especially the quality of those credits identified as problem or potential problem credits, to ensure the allowance for loan losses is maintained at an appropriate level.

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

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
		Percentage		Percentage
		of Loans in		of Loans in
		Each Category		Each Category
	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans
	(dollars in thousands)
	December 31, 2015		December 31, 2014
Commercial and agricultural	$3,433	89.5%	$3,453	76.4%
Real Estate mortgages	373	9.7%	363	22.3%
Consumer loans to individuals	28	0.7%	23	1.3%
	$3,834	100.0%	$3,839	100.0%

	December 31, 2013		December 31, 2012
Commercial and agricultural	$3,651	79.5%	$6,269	78.7%
Real Estate mortgages	345	19.2%	602	19.9%
Consumer loans to individuals	18	1.3%	47	1.4%
	$4,014	100.0%	$6,918	100.0%

	December 31, 2011
Commercial and agricultural	$7,444	79.4%
Real Estate mortgages	999	19.0%
Consumer loans to individuals	100	1.6%
	$8,543	100.0%

The allowance for loan losses at December 31, 2015 included specific reserves for impaired loans amounting to $1,371,000 compared to $807,000 at December 31, 2014.

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

A.&B.	The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	(dollars in thousands)
	2015	2015	2014	2014
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate

Savings and interest-bearing demand deposits	$283,904	0.12%	$251,825	0.12%
Time deposits	159,635	0.85%	164,461	1.01%
Demand deposits (non-interest bearing)	87,820	-	81,938	-
	$531,359		$498,224

	2013	2013
	Average	Average
	Amount	Rate

Savings and interest-bearing demand deposits	$212,464	0.14%
Time deposits	180,110	1.02%
Demand deposits (non-interest bearing)	69,794	-
	$462,368

C.&E. There were no foreign deposits in any periods presented.

V.	DEPOSITS (CONTINUED)

D.	Maturities of certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2015 are summarized as follows:

Three months or less	$7,195
Over three months and through six months	8,303
Over six months and through twelve months	13,824
Over twelve months	24,673
$53,995

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2015	2014	2013
	(dollars in thousands)
Average total assets	$628,753	$589,710	$561,757
Average shareholders' equity (1)	$69,981	$64,869	$63,364
Net Income	$5,917	$4,311	$4,641
Cash dividends declared	$1,201	$1,193	$689
Return on average total assets	0.94%	0.73%	0.83%
Return on average shareholders' equity	8.51%	6.65%	7.33%
Dividend payout ratio (2)	20.30%	27.67%	14.85%
Average shareholders' equity to average total assets	11.04%	11.00%	11.28%

(1)	Average shareholders’ equity includes average unrealized gains or losses on securities available-for-sale.
(2)	Dividends declared divided by net income.

VII.	SHORT-TERM BORROWINGS

The Corporation has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs. At December 31, 2015, the Corporation did not have any federal funds purchased, out of the $76.5 million available under such lines. The Corporation also uses repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Corporation from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2015, the Corporation had no repurchase agreements.

The following table sets forth the maximum month-end balance for the Corporation’s outstanding short-term borrowings (federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest for 2015, 2014, and 2013.

	2015	2014	2013
	(dollars in thousands)
Balance at year-end	$-	$-	$4,600
Maximum balance at month-end during the period	$-	$4,601	$4,600
Average balance	$-	$2,952	$4,226
Weighted average interest rate	0.00%	0.14%	0.14%

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

Full-Service Branch Locations
Main Office: Columbus Grove 100 South High Street

Branch Locations:
Bowling Green	Ottawa
1300 North Main Street	245 West Main Street

Delaware
30 Coal Bend

Delphos	Marion
114 East 3rd Street	111 South Main Street
220 Richland Road
Findlay
1500 Bright Road

Gibsonburg	Pemberville
230 West Madison Street	132 East Front Street

Kalida
110 East North Street	Drive-thru Facility Columbus Grove
101 Progressive Drive
Leipsic
318 South Belmore Street

Lima Locations
3211 Elida Road	Operations Facility
1410 Bellefontaine Avenue	Columbus Grove
701 Shawnee Road	102 – 106 South High Street

Item 3.	Legal Proceedings

As of March 9, 2016, there are no pending legal proceedings to which the Corporation or its subsidiary are a party or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiary are a party incident to its banking business. None of such proceedings are considered by the Corporation to be material.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2015 (“Annual Report”), which is included herein as Exhibit 13.

Stock Repurchase Program

The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2015:

			Total number	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plan	under the plan
Period	purchased	per share	or program	or program(i)

10/01/15- 10/31/15	0	0	333,879	266,121

11/01/15- 11/30/15	19,790	16.80	353,669	246,331

12/01/15- 12/31/15	0	0	353,669	246,331

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

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2015 (“Annual Report”), which is included herein as Exhibit 13.

Item 6.	Selected Financial Data

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2015 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from page 4 through 17 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2015 (“Annual Report”), which is included herein as Exhibit 13.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We hereby incorporate information relating to market risk by reference to pages 16 through 17 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2015 (“Annual Report”), which is included herein as Exhibit 13.

Item 8.	Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 18 through 60 of United Bancshares’ Annual Report to Shareholders for 2015 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. An evaluation was performed under the supervision, and with the participation, of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2015. Based on the results of the evaluation, and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Management assessed the Corporation’s internal controls as of December 31, 2015, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2015, the Corporation’s internal control over financial reporting met the criteria.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein concerning Directors and Executive Officers is contained under the captions “Election of Directors” and “Directors and Executive Officers” of the Corporation’s definitive proxy statement dated March 23, 2016, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the captions “Audit Committee” and “Audit Committee Report” of the Corporation’s definitive proxy statement dated March 23, 2016, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s procedures for the nomination of Directors is contained under the caption “Committees of the Board of Directors” in the Corporation’s definitive proxy statement dated March 23, 2016, which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement dated March 23, 2016, which is incorporated herein by reference.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to the Corporation’s Chief Executive Officer, Chief Financial Officer, and other Senior Financial Officers. The Board of Directors reviews the Code of Ethics annually with the most recent review performed in February 2016. A copy of the Code of Ethics is available on the Corporation’s website at www.theubank.com.

Item 11.	Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Directors and Executive Officers” in the Corporation’s definitive proxy statement dated March 23, 2016, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Voting Securities” in the Corporation’s definitive proxy statement dated March 23, 2016, which is incorporated herein by reference.

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

Information required by this item concerning director independence is contained under the caption “Board of Directors Independence” in the Corporation’s definitive proxy statement dated March 23, 2016, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement dated March 23, 2016, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements (and reports thereon) are set forth on pages 18 through 59 of the Corporation’s 2015 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2015 and 2014
Consolidated Statements of Income - Years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows - Years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of SEC Regulation S-K) in this filing:

Exhibit No.
2.1	Stock Purchase Agreement by and among United Bancshares, Inc., Ohio State Bancshares, Inc. and Rbancshares, Inc., dated July 1, 2014	(7)
3.1 3.2 10.1 10.2 10.3 10.4 10.6 13

Articles of Incorporation

Regulations

Preferred Trust Securities, Placement and Debenture agreements

Agreement – Brian D. Young

Salary Continuation Agreement - Brian D. Young

Salary Continuation Agreement – Heather M. Oatman

Agreement and General Release – Diana L. Engelhardt

2015 Annual Report to Shareholders

		(1) (1) (2) (4) (2) (5) (6) (3)
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

(2) Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005, SEC file reference number 333-86543.

(3) Included herein.

(4) Incorporated herein by reference to the Corporation’s Form 8-K filed July 20, 2006.

(5) Incorporated herein by reference to the Corporation’s Form 10-K filed March 20, 2009.

(6) Incorporated herein by reference to the Corporation’s Form 8-K filed September 11, 2015.

(7) Incorporated herein by reference to the Corporations’ s Form 8-K filed July 1, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCSHARES, INC.

By:	/s/ BRIAN D. YOUNG
Brian D. Young, CEO, President

By:	/s/ ANTHONY M.V. ERAMO
Anthony M.V. Eramo
Chief Financial Officer

Date: March 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BRIAN D. YOUNG	Director	March 9, 2016
Brian D. Young

/s/ JAMES N. REYNOLDS	Director	March 9, 2016
James N. Reynolds

/s/ H. EDWARD RIGEL	Director	March 9, 2016
H. Edward Rigel

/s/ R. STEVEN UNVERFERTH	Director	March 9, 2016
R. Steven Unverferth

/s/ ROBERT L. BENROTH	Director	March 9, 2016
Robert L. Benroth

/s/ DAVID P. ROACH	Director	March 9, 2016
David P. Roach

/s/ DANIEL W. SCHUTT	Director	March 9, 2016
Daniel W. Schutt