Form 10-Q
period 2016-03-31
UNITED BANCSHARES INC/OH
filed 2016-04-25
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Commission file number 333-86453

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2016: 3,297,095

This document contains 43 pages. The Exhibit Index is on page 37 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$9,933,361	$11,482,114
Interest-bearing deposits in other banks	16,623,940	11,440,251
Total cash and cash equivalents	26,557,301	22,922,365
SECURITIES, available-for-sale	183,785,384	182,929,038
RESTRICTED BANK STOCK, at cost	4,829,540	4,829,540
CERTIFICATES OF DEPOSIT, at cost	1,992,000	1,992,000
LOANS HELD FOR SALE	411,773	346,900
LOANS & LEASES	358,894,684	354,250,015
Less allowance for loan and lease losses	3,650,437	3,834,466
Net loans & leases	355,244,247	350,415,549
PREMISES AND EQUIPMENT, net	11,803,675	12,048,680
GOODWILL	10,072,399	10,072,399
CORE DEPOSIT INTANGIBLE ASSETS, net	868,889	903,220
CASH SURRENDER VALUE OF LIFE INSURANCE	16,931,448	16,833,950
OTHER REAL ESTATE OWNED	148,000	173,047
OTHER ASSETS, including accrued interest receivable	4,031,130	5,198,421
TOTAL ASSETS	$616,675,786	$608,665,109
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$102,644,165	$93,476,408
Interest-bearing	423,056,673	424,942,934
Total deposits	525,700,838	518,419,342
Other borrowings	1,000,000	2,118,000
Junior subordinated deferrable interest debentures	12,780,864	12,772,401
Other liabilities	3,534,490	3,794,189
Total liabilities	543,016,192	537,103,932
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; issued 3,760,557 shares	3,760,557	3,760,557
Surplus	14,670,773	14,669,087
Retained earnings	59,586,737	58,641,837
Accumulated other comprehensive income	2,754,381	1,397,130
Treasury stock, at cost, 463,462 shares at March 31, 2016 and 451,218 shares at December 31, 2015	(7,112,854)	(6,907,434)
Total shareholders’ equity	73,659,594	71,561,177
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$616,675,786	$608,665,109

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiary

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
	2016	2015
INTEREST INCOME
Loans & leases, including fees	$4,198,828	$4,550,458
Securities:
Taxable	536,976	694,978
Tax-exempt	429,833	389,389
Other	79,545	75,827
Total interest income	5,245,182	5,710,652
INTEREST EXPENSE
Deposits	385,702	444,143
Borrowings	128,865	110,390
Total interest expense	514,567	554,533
Net interest income	4,730,615	5,156,119
PROVISION (CREDIT) FOR LOAN AND LEASE LOSSES	(400,000)	100,000
Net interest income after provision (credit) for loan and lease losses	5,130,615	5,056,119
NON-INTEREST INCOME
Gain on sale of loans	69,093	94,235
Net securities gains	120,168	34,453
Other operating income	929,627	875,031
Total non-interest income	1,118,888	1,003,719
NON-INTEREST EXPENSES	4,555,922	4,627,967
INCOME BEFORE INCOME TAXES	1,693,581	1,431,871
PROVISION FOR INCOME TAXES	386,000	310,000
NET INCOME	$1,307,581	$1,121,871
NET INCOME PER SHARE (basic and diluted)	$0.40	$0.33
Weighted average common shares outstanding	3,301,206	3,366,251

 The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
	2016	2015

NET INCOME	$1,307,581	$1,121,871
OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Unrealized holding gains during period	2,176,609	1,287,353
Reclassification adjustments for gains included in net income	(120,168)	(34,453)
Other comprehensive income, before income taxes	2,056,441	1,252,900
Income tax expense related to items of other comprehensive income	(699,190)	(425,986)
Other comprehensive income	1,357,251	826,914
COMPREHENSIVE INCOME	$2,664,832	$1,948,785

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three months ended March 31, 2016 and 2015

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
BALANCE AT DECEMBER 31, 2015	$3,760,557	$14,669,087	$58,641,837	$1,397,130	$(6,907,434)	$71,561,177
Comprehensive income:
Net income	-		1,307,581			1,307,581
Other comprehensive income	-			1,357,251		1,357,251
Repurchase of 12,551 shares	-				(210,120)	(210,120)
307 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	1,686			4,700	6,386
Cash dividends declared, $0.11 per share	-		(362,681)			(362,681)
BALANCE AT MARCH 31, 2016	$3,760,557	$14,670,773	$59,586,737	$2,754,381	$(7,112,854)	$73,659,594

BALANCE AT DECEMBER 31, 2014	$3,760,557	$14,665,845	$53,925,768	$1,412,115	$(5,992,008)	$67,772,277
Comprehensive income:
Net income			1,121,871			1,121,871
Other comprehensive income				826,914		826,914
Repurchase of 5,000 shares					(76,006)	(76,006)
403 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan		1,719			6,147	7,866
Cash dividends declared, $0.09 per share			(303,131)			(303,131)
BALANCE AT MARCH 31, 2015	$3,760,557	$14,667,564	$54,744,508	$2,239,029	$(6,061,867)	$69,349,791

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES	$1,288,458	$1,104,029

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities	7,371,914	11,632,056
Purchases of available-for-sale securities	(6,233,565)	(22,378,342)
Net (increase) decrease in loans and leases	(4,398,808)	4,649,840
Purchases of premises and equipment	(8,714)	(80,846)
Net cash provided by investing activities	(3,269,173)	(6,177,292)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	7,300,066	(18,228,709)
Change in other borrowings	(1,118,000)	5,036,000
Purchase of treasury shares	(210,120)	(76,006)
Proceeds from sale of treasury shares	6,386	7,866
Cash dividends paid	(362,681)	(303,131)
Net cash provided by (used in) financing activities	5,615,651	(13,563,980)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,634,936	(18,637,243)

CASH AND CASH EQUIVALENTS
At beginning of period	22,922,365	32,354,580
At end of period	$26,557,301	$13,717,337
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$478,714	$613,245
Federal income taxes	$-	$150,000
Non-cash investing activities:
Transfer of loans to other real estate owned	$-	$8,000
Change in net unrealized gain or loss on available-for-sale securities	$2,056,423	$1,287,353

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The balance sheet as of December 31, 2015 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, amending ASU Subtopic 825-10. The amendments in this update make targeted improvements to generally accepted accounting principles (GAAP) as follows: 1) Require equity investments to be measured at fair value with changes in fair value recognized in net income.; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.; 3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities.; 4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.; 5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.; 6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.; 7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.; and 8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Corporation has not yet made a determination of the impact on the financial statements of the provisions for ASU 2016-01.

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of March 31, 2016 and December 31, 2015 are as follows (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Government and agencies	$3,998	$4,005	$3,998	$3,966
Obligations of states and political subdivisions	68,975	71,303	71,589	73,482
Mortgage-backed	105,637	107,462	104,223	104,480
Other	1,002	1,015	1,002	1,001
Total	$179,612	$183,785	$180,812	$182,929

A summary of gross unrealized gains and losses on available-for-sale securities as of March 31, 2016 and December 31, 2015 follows (dollars in thousands):

	March 31, 2016		December 31, 2015
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
Available-for-sale:
U.S. Government and agencies	$7	$-	$-	$32
Obligations of states and political subdivisions	2,342	14	1,960	67
Mortgage-backed	1,917	92	1,071	814
Other	13	-	-	1
Total	$4,279	$106	$3,031	$914

NOTE 4 – LOANS AND LEASES

The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the periods ending March 31, 2016 and 2015.

	Commercial	Commercial and multi-family real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2015	$892,586	$2,540,393	$373,340	$28,147	$3,834,466
Provision (credit) charged to expenses	245,020	(669,442)	19,777	4,645	(400,000)
Losses charged off	-	(10,596)	-	(7,096)	(17,692)
Recoveries	9,000	222,539	-	2,124	233,663
Balance at March 31, 2016	$1,146,606	$2,082,894	$393,117	$27,820	$3,650,437

	Commercial	Commercial and multi-family real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2014	$198,367	$3,255,148	$362,895	$23,098	$3,839,508
Provision (credit) charged to expenses	245,910	(183,506)	37,313	283	100,000
Losses charged off	(326,801)	(68,480)	(108,412)	(6,666)	(510,359)
Recoveries	57,283	16,184	18,481	1,299	93,247
Balance at March 31, 2015	$174,759	$3,019,346	$310,277	$18,014	$3,522,396

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment method for the periods ending March 31, 2016 and December 31, 2015:

March 31, 2016	Commercial	Commercial and multi-family real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$743,862	$579,795	$-	$-	$1,323,657
Collectively evaluated for impairment	402,744	1,503,099	393,117	27,820	2,326,780
Total allowance for loan and lease losses	$1,146,606	$2,082,894	$393,117	$27,820	$3,650,437

Loans and leases:
Individually evaluated for impairment	$2,014,155	$2,789,957	$-	$-	$4,804,112
Acquired with deteriorated credit quality	40,979	641,662	60,244	-	742,885
Collectively evaluated for impairment	67,067,849	204,563,311	78,090,466	3,626,062	353,347,688
Total ending loans and leases balance	$69,122,983	$207,994,930	$78,150,710	$3,626,062	$358,894,684

December 31, 2015	Commercial	Commercial and multi-family real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$527,940	$842,643	$-	$-	$1,370,583
Collectively evaluated for impairment	364,646	1,697,750	373,340	28,147	2,463,883
Total allowance for loan and lease losses	$892,586	$2,540,393	$373,340	$28,147	$3,834,466

Loans and leases:q
Individually evaluated for impairment	$2,192,266	$3,819,786	$-	$-	$6,012,052
Acquired with deteriorated credit quality	42,733	669,336	73,625	-	785,694
Collectively evaluated for impairment	64,091,775	201,481,260	78,021,941	3,857,293	347,452,269
Total ending loans and leases balance	$66,326,774	$205,970,382	$78,095,566	$3,857,293	$354,250,015

Impaired loans and leases were as follows as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Loans and leases with no allowance for loan and lease losses allocated	$653,562	$-
Loans and leases with allowance for loan and lease losses allocated	4,150,550	6,012,053
Total impaired loans and leases	4,804,112	6,012,053
Amount of the allowance allocated to impaired loans and leases	$1,323,657	$1,370,583

No Additional funds are committed to be advanced in connection with impaired loans and leases.

The average recorded investment in impaired loans and leases (excluding loans and leases acquired with deteriorated credit quality) for the three month periods ended March 31, 2016 and 2015 was approximately $5.4 million and $4.3 million, respectively. There was approximately $81,500 and $49,000 in interest income recognized by the Corporation on impaired loans and leases on an accrual or cash basis for the three month periods ended March 31, 2016 and 2015, respectively.

The following table presents loans and leases individually evaluated for impairment by class of loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Recorded investment	Allowance for loan and lease losses allocated	Recorded investment	Allowance for loan and lease losses allocated
With no related allowance recorded:
Commercial	$-	$-	$-	$-
Commercial and multi-family real estate	653,562	-	-	-
Agriculture	-	-	-	-
Agricultural real estate	-	-	-	-
Consumer	-	-	-	-
Residential 1-4 family real estate	-	-	-	-
With an allowance recorded:
Commercial	2,014,155	743,862	2,192,266	527,940
Commercial and multi-family real estate	2,136,395	579,795	3,819,787	842,643
Agriculture	-		-	-
Agricultural real estate	-		-	-
Consumer	-		-	-
Residential 1-4 family real estate	-		-	-
Total	$4,804,112	$1,323,657	$6,012,053	$1,370,583

The following tables present the recorded investment in nonaccrual loans and leases, loans and leases past due over 90 days still on accrual and troubled debt restructurings by class of loans as of March 31, 2016 and December 31, 2015:

March 31, 2016	Nonaccrual	Loans and leases past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$2,197,826	$-	$-
Commercial real estate	4,336,365	-	739,872
Agricultural real estate	134,587	-	-
Agriculture	-	-	-
Consumer	6,314	-	-
Residential:
1 – 4 family	1,418,947	-	386,009
Home equity	-	-	-
Total	$8,094,039	$-	$1,125,881

December 31, 2015	Nonaccrual	Loans and leases past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$355,415	$-	$-
Commercial real estate	4,112,605	-	1,403,187
Agricultural real estate	52,061	259,858	-
Agriculture	19,312	-	-
Consumer	11,977	-	-
Residential:
1 – 4 family	1,393,568	-	392,455
Home equity	-	-	-
Total	$5,944,938	$259,858	$1,795,642

The nonaccrual balances in the table above include troubled debt restructurings that have been classified as nonaccrual.

The following table presents the aging of the recorded investment in past due loans and leases as of March 31, 2016 by class of loans and leases:

	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Commercial	$52,762	$137,996	$120,369	$311,127	$56,525,917	$56,837,044
Commercial real estate	48,356	63,243	1,056,489	1,168,088	185,253,158	186,421,246
Agriculture	-	6,533	-	6,533	12,279,406	12,285,939
Agricultural real estate	34,003	-	86,913	120,917	21,452,767	21,573,684
Consumer	18,809	319	-	19,128	3,606,934	3,626,062
Residential real estate	1,234,871	562,286	309,686	2,106,843	76,043,866	78,150,710
Total	$1,388,801	$770,377	$1,573,458	$3,732,636	$355,162,048	$358,894,684

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2015 by class of loans and leases:

	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Commercial	$80,898	$50,000	$121,057	$251,955	$53,210,222	$53,462,177
Commercial real estate	643,541	15,422	1,225,385	1,884,348	181,952,711	183,837,059
Agriculture	150,064	-	19,312	169,376	12,695,221	12,864,597
Agricultural real estate	93,871	-	259,858	353,729	21,779,594	22,133,323
Consumer	49,389	301	4,824	54,514	3,802,779	3,857,293
Residential real estate	2,146,892	244,123	388,584	2,779,599	75,315,967	78,095,566
Total	$3,164,655	$309,846	$2,019,020	$5,493,521	$348,756,494	$354,250,015

Credit Quality Indicators:

The Corporation categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current final financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans and leases individually by classifying the loans and leases as to the credit risk. This analysis generally includes loans and leases with an outstanding balance greater than $500,000 (increased from $250,000 in 2015) and non-homogenous loans and leases, such as commercial and commercial real estate loans and leases. This analysis is performed on a quarterly basis. The Corporation uses the following definitions for risk ratings:

•	Special Mention: Loans and leases which possess some credit deficiency or potential weakness which deserves close attention, but which do not yet warrant substandard classification. Such loans and leases pose unwarranted financial risk that, if not corrected, could weaken the loan and lease and increase risk in the future. The key distinctions of a Special Mention classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered "potential", versus "defined", impairments to the primary source of loan repayment.

•	Substandard: These loans and leases are inadequately protected by the current sound net worth and paying ability of the borrower. Loans and leases of this type will generally display negative financial trends such as poor or negative net worth, earnings or cash flow. These loans and leases may also have historic and/or severe delinquency problems, and Corporation management may depend on secondary repayment sources to liquidate these loans and leases. The Corporation could sustain some degree of loss in these loans if the weaknesses remain uncorrected.

•	Doubtful: Loans and leases in this category display a high degree of loss, although the amount of actual loss at the time of classification is undeterminable. This should be a temporary category until such time that actual loss can be identified, or improvements made to reduce the seriousness of the classification.

Loans and leases not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. Loans and leases listed as not rated are generally either less than $500,000 (increased from $250,000 in 2015) or are included in groups of homogenous loans and leases. As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans and leases is as follows:

March 31, 2016	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$44,129,269	$2,508,258	$2,712,848	$-	$19,772,608
Commercial and multi- family real estate	144,866,186	7,414,303	4,680,528	-	51,033,913
Residential 1 - 4 family	219,437	-	-	-	77,931,273
Consumer	-	-	-	-	3,626,062
Total	$189,214,891	$9,922,561	$7,393,376	$-	$152,363,855

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$41,184,348	$2,806,324	$2,656,154	$-	$19,679,948
Commercial and multi- family real estate	139,351,079	7,562,337	5,975,868	-	53,081,098
Residential 1 - 4 family	222,552	-	-	-	77,873,014
Consumer	-	-	-	-	3,857,293
Total	$180,757,979	$10,368,661	$8,632,022	$-	$154,491,353

The Corporation considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans and leases not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans and leases that are not risk rated, based on payment activity as of March 31, 2016 and December 31, 2015:

March 31, 2016	Commercial	Commercial and multi-family real estate	Residential 1-4 family	Consumer

Performing	$19,652,239	$50,544,072	$77,621,587	$3,626,062
Nonperforming	120,369	489,841	309,686	-
Total	$19,772,608	$51,033,913	$77,931,273	$3,626,062

December 31, 2015	Commercial	Commercial and multi-family real estate	Residential 1-4 family	Consumer

Performing	$19,539,579	$52,249,417	$77,484,430	$3,852,469
Nonperforming	140,369	831,681	388,584	4,824
Total	$19,679,948	$53,081,098	$77,873,014	$3,857,293

Modifications:

The Corporation’s loan and lease portfolio also includes certain loans and leases that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Corporation’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. All TDRs are also classified as impaired loans and leases.

When the Corporation modifies a loan or lease, management evaluates any possible concession based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, except with the sole (remaining) source of repayment for the loan or lease is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If management determines that the value of the modified loan or lease is less than the recorded investment in the loan or lease (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment is recognized through a specific reserve in the allowance or a direct write down of the loan or lease balance if collection is not expected.

The following table includes the recorded investment and number of modifications for TDR loans and leases during the three month period ended March 31, 2016.

	Number of modifications	Recorded investment	Allowance for loan and lease losses allocated
Troubled Debt Restructurings:
Commercial Real Estate	3	$252,190	-
Total	3	$252,190	-

The concessions granted in the above TDR’s were a modification of the original term. The terms were extended on two of the notes. One note was re-amortized with a balloon payment at the end of the term. The recorded investment in the loans did not change as a result of the modification. There are not any troubled debt restructurings for which there was a payment default in the current reporting period.

The following is additional information with respect to loans and leases acquired through The Ohio State Bank acquisition:

	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2015	$41,873,679	$(1,809,468)	$40,064,211
Change due to payments received	(3,129,468)	100,855	(3,028,613)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at March 31, 2016	$38,744,211	$(1,708,613)	$37,035,598

	Contractual	Non
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Impaired Loans and Leases
Balance at December 31, 2015	$1,959,427	$(1,194,184)	$765,243
Change due to payments received	(18,872)	6,549	(12,323)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	(133,799)	123,764	(10,035)
Balance at March 31, 2016	$1,806,756	$(1,063,871)	$742,885

As a result of The Ohio State Bank acquisition, the Corporation has loans, for which there was at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of March 31, 2016 and December 31, 2015 was $742,885 and $765,243, respectively.

No provision for loan and lease losses was recognized during the period ended March 31, 2016 and December 31, 2015 related to the acquired loans as there was no significant change to the credit quality of the loans.

NOTE 5 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.78% at March 31, 2016 and 3.39% at March 31, 2015. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through The Ohio State Bank acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of March 31, 2016 and December 31, 2015 was $2,480,864 and $2,472,401 respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR amounting to 3.47% at March 31, 2016 and 3.08% at March 31, 2015.

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

Interest expense on the debentures approximated $119,000 and $103,000 for the three month periods ended March 31, 2016 and 2015, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 include available-for-sale securities, which are valued using Level 2 inputs except for one security which is valued using Level 1 inputs and one other security which is valued using Level 3 inputs and mortgage servicing rights, amounting to $1,030,440 at March 31, 2016 and $1,181,487 December 31, 2015, which are valued using Level 3 inputs. Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015 include other real estate owned, as well as impaired loans net of specific reserves approximating $3.5 million at March 31, 2016 and $4.6 million at December 31, 2015 all of which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended March 31, 2016, due to the lack of observable quotes in inactive markets for those instruments at March 31, 2016.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the three month period ended March 31, 2016 and year ended December 31, 2015:

	March 31,	December 31,
	2016	2015
Mortgage Servicing Rights
Balance at beginning of period	$1,181,487	$1,217,931
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	21,780	252,288
Disposals - amortization based on loan payments and payoffs	(345,629)	(551,846)
Changes in fair value	$172,802	$263,114
Balance at end of period	1,030,440	1,181,487

Securities valued using Level 3 inputs
Balance at beginning of period	$2,388,864	$2,535,817
Principal payments received	(37,016)	(145,158)
Changes in Fair Value	-	(1,795)
Balance at end of period	$2,351,848	$2,388,864

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, and disclosure of unobservable inputs follows.

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U. S. Government and agencies, municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Corporation did have securities classified as Level 2 or Level 3 at March 31, 2016 and December 31, 2015. There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at March 31, 2016 and December 31, 2015.

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

Mortgage Servicing Rights

The Corporation records mortgage servicing rights at estimated fair value based on a discounted cash flow model which includes discount rates between 9% and 11%, in addition to prepayment, internal rate of return, servicing costs, inflation rate of servicing costs and earnings rate assumptions that are considered to be unobservable inputs. Due to the significance of the Level 3 inputs, mortgage servicing rights have been classified as Level 3.

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

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at March 31, 2016 and December 31, 2015.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at March 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

	March 31, 2016		December 31, 2015
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$26,557	$26,557	$22,922	$22,922	1
Securities, including Federal
Home Loan Bank stock	188,615	188,615	187,759	187,759	1,2,3
Certificates of deposit	1,992	1,992	1,992	1,992	2
Loans held for sale	412	412	347	347	3
Net loans	355,244	355,586	350,416	350,374	3
Mortgage servicing rights	1,030	1,030	1,181	1,181	3
	$573,850	$574,192	$564,617	$564,575
FINANCIAL LIABILITIES
Deposits
Maturity	$146,722	146,485	$148,486	$147,164	3
Non-maturity	378,979	378,979	369,934	369,934	1
Other borrowings	1,000	1,000	2,118	2,118	3
Junior subordinated deferrable interest debentures	12,781	7,329	12,772	8,265	3
	$539,482	$533,793	$533,310	$527,481

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts and would be considered Level 1 inputs.

There are also unrecognized financial instruments at March 31, 2016 and December 31, 2015 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $86,361,000 at March 31, 2016 and $84,394,000 at December 31, 2015. Such amounts are also considered to be the estimated fair values.

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

Loans and leases:

Fair value for loans and leases was estimated for portfolios of loans and leases with similar financial characteristics. For adjustable rate loans, which re-price at least annually and generally possess low risk characteristics, the carrying amount is believed to be a reasonable estimate of fair value. For fixed rate loans, the fair value is estimated based on a discounted cash flow analysis, considering weighted average rates and terms of the portfolio, adjusted for credit and interest rate risk inherent in the loans. Fair value for nonperforming loans is based on recent appraisals or estimated discounted cash flows.

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

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2016 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2016 have been recognized in the consolidated financial statements for the period ended March 31, 2016. Events or transactions that provided evidence about conditions that did not exist at March 31, 2016 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended March 31, 2016.

On April 11, 2016, the Corporation purchased land for $145,500 in Columbus Grove which is expected to be developed in the future for the construction of a new operations center.

On April 19, 2016, the Corporation's Board of Directors approved a cash dividend of $0.11 per common share payable June 15, 2016 to shareholders of record at the close of business on May 31, 2016.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended March 31,
	2016	2015
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.86%	0.69%
Average shareholders’ equity (a)	7.20%	6.64%
Net interest margin (a)	3.53%	3.58%
Efficiency ratio (b)	75.82%	67.59%
Average shareholders’ equity to average assets	11.94%	10.47%
Loans to deposits (end of period)	68.35%	64.47%
Allowance for loan losses to loans (end of period) excluding loans marked to market in the acquisition of OSB	1.13%	1.16%

Book value per share	$22.34	$20.62

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

The Union Bank Company (the “Bank”), a wholly-owned subsidiary of the Corporation, is engaged in the business of commercial banking. The Bank is an Ohio state-chartered bank, which serves Allen, Delaware, Hancock, Marion, Putnam, Sandusky, and Wood counties in Ohio, with office locations in Bowling Green, Columbus Grove, Delaware, Delphos, Findlay, Gibsonburg, Kalida, Leipsic, Lima, Marion, Ottawa and Pemberville, Ohio.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2016, the Corporation reported net income of $1,308,000, or $0.40 basic earnings per share. This compares to the first quarter of 2015 net income of $1,122,000, or $0.33 basic earnings per share. The increase in operating results for the first quarter of 2016 as compared to the same period in 2015 was primarily attributable to a credit for loan and lease losses of $400,000 for the first quarter of 2016 compared to a $100,000 provision for loan and lease losses for the first quarter of 2015 as well as an increase in non-interest income of $115,000, a $72,000 decrease in non-interest expenses and a decrease of $40,000 in interest expense. These improvements in net income were offset by a decrease in interest income of $465,000 and the related income tax effects of these various items.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $4,731,000 for the first quarter of 2016, compared to $5,156,000 for the same period of 2015, a decrease of $425,000 (8.24%).

The decrease in net interest income was largely attributable to a decrease in interest income for the first quarter of $466,000, as compared to the prior year first quarter, including a $351,000 decrease in interest income from loans and leases. The decrease in interest income from loans and leases was attributable to a $1.5 million (.41%) decrease in the average balance of loans and leases for the first quarter of 2016 as compared to 2015, as well as a decrease in the loans and leases yield of .13%. Additionally, loan and lease interest income decreased during the first quarter of 2016 compared to the first quarter of 2015 due to less loan discount accretion being recognized from the November 2014 Ohio State Bank acquisition.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the three months ended March 31, 2016, the net interest margin (on a taxable equivalent basis) was 3.53%, compared with 3.58% for the same periods in 2015.

Interest-bearing deposits comprised 96.4% of average interest-bearing liabilities for the three month ended March 31, 2016, compared to 97.0% for the same period in 2015. A decrease in other borrowing resulted in the Corporation’s cost of funds on interest-bearing liabilities to be 0.47% for the three months of 2016 compared to 0.49% for the same period in 2015.

Provision for Loan and Lease Losses

The Corporation’s provision for loan and lease losses is determined based upon management’s calculation of the allowance for loan and lease losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan and lease portfolio. Changes in the provision for loan and lease losses are dependent, among other things, on loan and lease delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. A $400,000 credit for loan and lease losses was recognized during the three month period ended March 31, 2016. The credit for loan and lease losses resulted from the favorable first quarter 2016 settlement of an impaired credit with a large specific reserve. A $100,000 provision for loan and lease losses was made during the first quarter of 2015. See “Allowance for Loan and Lease Losses” under Financial Condition for further discussion relating to the provision for loan and lease losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans, customer deposit account fees, earnings on life insurance policies, income arising from sales of investment products to customers, and occasional security sale transactions. Income related to customer deposit accounts and life insurance policies provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter. For the quarter ended March 31, 2016, non-interest income was $1,119,000 compared to $1,004,000 for the first quarter of 2015, a $115,000 (11.5%) increase.

Gain on sales of loans amounted to $69,000 for the quarter ended March 31, 2016, compared to $94,000 for the first quarter of 2015, a decrease of $25,000 (26.6%). The decrease in gain on sale of loans corresponds with the increase in loan sales activity.

The fair value of mortgage servicing rights decreased $151,000 for the quarter ended March 31, 2016, compared to a $76,000 increase for the quarter ended March 31, 2015. The decrease in fair value of MSR was largely due to an increase in the prepayment speeds utilized which is the market’s reaction to interest rates which decreased significantly during the first quarter.

Gain on sales of securities amounted to $120,000 for the three months ended March 31, 2016 compared to $34,000 for the comparable period in 2015, an increase of $86,000.

Non-Interest Expenses

For the quarter ended March 31, 2016, non-interest expenses were $4,556,000, compared to $4,628,000 for the first quarter of 2015, a $72,000 (1.6%) decrease. Contributing to the decrease in non-interest expense was a decrease in other real estate owned expense of $291,000 offset by increases in miscellaneous expense of $68,000, loan closing fees of $53,000, ATM processing fees of $45,000 and media expenses of $43,000.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended March 31, 2016, the Corporation’s efficiency ratio was 75.82%, compared 67.59% for the same period of 2015.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2016 was $386,000 (effective rate of 22.8%) compared to $310,000 (effective rate of 21.6%) for the comparable 2015 period.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $616.7 million at March 31, 2016, compared to $608.7 million at December 31, 2015, an increase of $8.0 million (1.32%). The increase in total assets was primarily the result of an increase of $4.6 million (1.31%) in loans and leases, $3.6 million (15.86%) in cash and cash equivalents, and $856,000 (.47%) in available-for-sale securities offset by a $1,167,000 (22.45%) decrease in other assets. Deposits during this same period increased $7.3 million, or 1.40%

Shareholders’ equity increased from $71.6 million at December 31, 2015 to $73.7 million at March 31, 2016. This increase was the result of net income of $1,308,000, dividends paid of $363,000, repurchase of 12,551 shares of $210,000, the issuance of 307 treasury shares under the Corporation’s Employee Stock Purchase Plan of $6,000, and a $1,357,000 increase in unrealized securities gains, net of tax. The increase in unrealized securities gains during the three month period ended March 31, 2016, was the result of customary and expected changes in the bond market. Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $26.6 million at March 31, 2016, compared to $22.9 million at December 31, 2015. Cash and cash equivalents includes interest-bearing deposits in other banks of $16.6 million at March 31, 2016 and $11.4 million at December 31, 2015. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of March 31, 2016 totaled $179.6 million and $183.8 million, respectively, resulting in a net unrealized gain before tax of $4.2 million and a corresponding after tax increase in shareholders’ equity of $2.8 million. The amortized cost of available-for-sale securities decreased $1.2 million during the quarter ended March 31, 2016.

Loans and Leases

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio. Gross loans and leases totaled $358.9 million at March 31, 2016, compared to $354.3 million at December 31, 2015, an increase of $4.6 million (1.31%). The increase in loan balances during the first three months of 2016 resulted primarily from an increase in loan origination activity with $3.2 million of the net increase coming from the commercial loan category.

There are also unrecognized financial instruments at March 31, 2016 and December 31, 2015 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $86.4 million at March 31, 2016 and $84.4 million at December 31, 2015.

Allowance for Loan and Lease Losses

The following table presents a summary of activity in the allowance for loan and lease losses for the three months ended March 31, 2016 and 2015:

	(in thousands)
	2016	2015
Balance, beginning of period	$3,834	$3,839
Provision (credit) for loan and lease losses	(400)	100
Charge offs	(18)	(510)
Recoveries	234	93
Net (charge offs) recoveries	216	(317)
Balance, end of period	$3,650	$3,522

The allowance for loan and lease losses as a percentage of gross loans and leases was 1.13% at March 31, 2016 (excluding mark to market loans acquired from The Ohio State Bank) and 1.16% at December 31, 2015. Regular provisions are made in amounts sufficient to maintain the balance in the allowance for loan and lease losses at a level considered by management to be adequate for losses within the portfolio. Even though management uses all available information to assess possible loan and lease losses, future additions or reductions to the allowance may be required as changes occur in economic conditions and specific borrower circumstances. The regulatory agencies that periodically review the Corporation’s allowance for loan and lease losses may also require additions to the allowance or the charge-off of specific loans and leases based upon the information available to them at the time of their examinations.

Loans and leases on non-accrual status amounted to $8.1 million and $5.9 million at March 31, 2016 and December 31, 2015, respectively. Non-accrual loans and leases as a percentage of outstanding loans amounted to 2.26% at March 31, 2016 and 1.68% at December 31, 2015.

The Corporation considers a loan or lease to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan or lease, as the case may be, based on current information and events. Impaired loans and leases, all consisting of commercial and commercial real estate credits, amounted to $4.8 million at March 31, 2016 and $6.0 million at December 31, 2015. The decrease in impaired loans and leases resulted from the payoff of one loan during the three month period ended March 31, 2016. There was one impaired commercial real estate loan at March 31, 2016 and no impaired loans at December 31, 2015 with no specific reserves included in the allowance for loan and lease losses and $4.2 million and $6.0 million, respectively, of loans with specific reserves of $1,324,000 and $1,371,000 included in the Corporation’s March 31, 2016 and December 31, 2015 allowance for loan losses.

In addition to impaired loans, the Corporation had other potential problem credits of $13.5 million at March 31, 2016 and $15.0 million at December 31, 2015. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans and leases using loss rates calculated considering historic net loan-charge off experience. The Corporation has experienced $18,000 of loan charge-offs during the first three months of 2016 compared to annual loan charge-offs of $638,000 in 2015, $497,000 in 2014, and $2.6 million in 2013, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios. The Corporation also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $525.7 million, or 96.8% of the Corporation’s funding sources at March 31, 2016. Total deposits increased $7.3 million during the three months ending March 31, 2016.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers. Non-interest bearing deposits comprised 19.5% of total deposits at March 31, 2016, compared to 15.3% at March 31, 2015.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of SunTrust borrowings totaling $1.0 million at March 31, 2016, and FHLB borrowings of $2.1 million at December 31, 2015. The Corporation also has outstanding junior subordinated deferrable interest debentures of $12.8 million at March 31, 2016 and $12.8 million at December 31, 2015. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

For the three month period ended March 31, 2016, the Corporation had net income of $1.3 million compared to $1.1 million at March 31, 2015. The increase in net unrealized gains on available-for-sale securities, net of income taxes, was $1,357,000 and $826,900 for the three months ended March 31, 2016 and 2015, respectively. Since all of the securities in the Corporation’s portfolio are classified as available-for-sale, both securities and the equity section of the consolidated balance sheets are sensitive to the changing market values of securities.

The Corporation and Bank met all regulatory capital requirements as of March 31, 2016, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the three month period ended March 31, 2016. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan and lease losses.

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

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Item 1A: Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended March 31, 2016:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
01/01/16 - 01/31/16	9,891	$16.75	363,560	236,440

02/01/16 - 02/29/16	2,660	$16.71	366,220	233,780

03/01/16 - 03/31/16	-	$-	366,220	233,780

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

UNITED BANCSHARES, INC.

Date:	April 25, 2016	By:/s/ Daniel J. Lucke
Daniel J. Lucke
Interim Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q FOR PERIOD ENDED March 31, 2016

Exhibit Number	Description	Exhibit Location
2	Stock Purchase Agreement, dated July 1, 2014 among United Bancshares, Inc., Ohio State Bancshares, Inc. and Rbancshares, Inc.	Incorporated herein by reference to the Corporation’s Form 8-K filed July 1, 2014.
3(i)	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
3(ii)	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10Q for the quarter ended June 30, 2007.
10.1	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.2	Salary Continuation Agreement – Heather M. Oatman	Incorporated herein by reference to the Corporation's 2008 Form 10K filed March 20, 2009.
10.3	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005.
10.4	Salary Continuation Agreement, First Amendment – Brian D. Young	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB	XBRL Taxonomy Extension Label	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

