Form 10-Q
period 2016-06-30
UNITED BANCSHARES INC/OH
filed 2016-07-21
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2016: 3,296,745

This document contains 42 pages. The Exhibit Index is on page 37 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	(in thousands except share data)
	June 30,	December 31,
	2016	2015
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$8,605	$11,482
Interest-bearing deposits in other banks	14,335	11,440
Total cash and cash equivalents	22,940	22,922
SECURITIES, available-for-sale	184,873	182,929
RESTRICTED BANK STOCK, at cost	4,830	4,830
CERTIFICATES OF DEPOSIT, at cost	1,992	1,992
LOANS HELD FOR SALE	814	347
LOANS & LEASES	359,773	354,250
Less allowance for loan and lease losses	3,368	3,834
Net loans & leases	356,405	350,416
PREMISES AND EQUIPMENT, net	11,605	12,049
GOODWILL	10,072	10,072
CORE DEPOSIT INTANGIBLE ASSETS, net	835	903
CASH SURRENDER VALUE OF LIFE INSURANCE	17,030	16,834
OTHER REAL ESTATE OWNED	644	173
OTHER ASSETS, including accrued interest receivable	6,013	5,198
TOTAL ASSETS	$618,053	$608,665
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$89,088	$93,476
Interest-bearing	422,873	424,943
Total deposits	511,961	518,419
Other borrowings	12,079	2,118
Junior subordinated deferrable interest debentures	12,789	12,773
Other liabilities	5,892	3,794
Total liabilities	542,721	537,104
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares;
issued 3,760,557 shares	3,761	3,761
Surplus	14,671	14,669
Retained earnings	60,559	58,642
Accumulated other comprehensive income	3,460	1,397
Treasury stock, at cost, 463,812 shares at June 30, 2016
and 451,218 shares at December 31, 2015	(7,119)	(6,908)
Total shareholders’ equity	75,332	71,561
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$618,053	$608,665

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiary

Condensed Consolidated Statements of Income (Unaudited)

	(in thousands except share data)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans & leases, including fees	$4,283	$4,494	$8,482	$9,045
Securities:
Taxable	534	695	1,071	1,390
Tax-exempt	404	403	834	792
Other	82	78	161	154
Total interest income	5,303	5,670	10,548	11,381
INTEREST EXPENSE
Deposits	426	394	812	838
Borrowings	131	133	259	244
Total interest expense	557	527	1,071	1,082
Net interest income	4,746	5,143	9,477	10,299
PROVISION (CREDIT) FOR LOAN
AND LEASE LOSSES	(300)	-	(700)	100
Net interest income after provision (credit)
for loan and lease losses	5,046	5,143	10,177	10,199
NON-INTEREST INCOME
Gain on sale of loans	138	130	207	224
Net securities gains	16	18	136	52
Other operating income	909	1,129	1,838	2,004

Total non-interest income	1,063	1,277	2,181	2,280
NON-INTEREST EXPENSES	4,361	4,316	8,917	8,943
INCOME BEFORE INCOME TAXES	1,748	2,104	3,441	3,536
PROVISION FOR INCOME TAXES	412	201	798	511
NET INCOME	$1,336	$1,903	$2,643	$3,025
NET INCOME PER SHARE (basic and diluted)	$0.40	$0.57	$0.80	$0.90
Weighted average common shares outstanding	3,296,922	3,343,553	3,299,064	3,354,839

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	( in thousands)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

NET INCOME	$1,336	$1,903	$2,643	$3,025

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during period	1,085	(1,777)	3,261	(490)
Reclassification adjustments for gains
included in net income	(16)	(18)	(136)	(52)
Other comprehensive income (loss),
before income taxes	1,069	(1,795)	3,125	(542)
Income tax expense (benefit) related to
items of other comprehensive income (loss)	364	(610)	1,062	(184)
Other comprehensive income (loss)	705	(1,185)	2,063	(358)

COMPREHENSIVE INCOME	$2,041	$718	$4,706	$2,667

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Six months ended June 30, 2016 and 2015 (in thousands except share data)

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
BALANCE AT DECEMBER 31, 2015	$3,761	$14,669	$58,642	$1,397	$(6,908)	$71,561
Comprehensive income:
Net income	-	-	2,643	-	-	2,643
Other comprehensive income	-	-	-	2,063	-	2,063
Repurchase of 12,901 shares	-	-	-	-	(216)	(216)
307 shares issued from treasury in connection with Employee Stock Purchase Plan	-	2	-	-	5	7
Cash dividends declared, $0.22 per share	-	-	(726)	-	-	(726)
BALANCE AT JUNE 30, 2016	$3,761	$14,671	$60,559	$3,460	$(7,119)	$75,332

BALANCE AT DECEMBER 31, 2014	$3,761	$14,666	$53,925	$1,412	$(5,992)	$67,772
Comprehensive income:
Net income	-	-	3,025	-	-	3,025
Other comprehensive loss	-	-	-	(358)	-	(358)
Repurchase of 39,321 shares	-	-	-	-	(594)	(594)
403 shares issued from treasury in connection with Employee Stock Purchase Plan	-	2	-	-	6	8
Cash dividends declared, $0.18 per share	-	-	(602)	-	-	(602)
BALANCE AT JUNE 30, 2015	$3,761	$14,668	$56,348	$1,054	$(6,580)	$69,251

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	(in thousands)
	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES	$1,328	$4,189

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities	16,964	22,349
Purchases of available-for-sale securities	(16,035)	(24,056)
Proceeds from sale of OREO	123	-
Net (increase) decrease in loans and leases	(4,937)	1,903
Purchases of premises and equipment	(11)	(135)

Net cash provided by (used in) investing activities	(3,896)	61

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	$(6,440)	$(45,763)
Change in other borrowings	9,961	22,328
Purchase of treasury shares	(216)	(594)
Proceeds from sale of treasury shares	7	8
Cash dividends paid	(726)	(603)

Net cash provided by (used in) financing activities	2,586	(24,624)
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	18	(20,374)

CASH AND CASH EQUIVALENTS
At beginning of period	22,922	32,355
At end of period	$22,940	$11,981

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$1,024	$1,109
Federal income taxes	$240	$150
Non-cash investing activities:
Transfer of loans to other real estate owned	$644	$275

Change in net unrealized gain or loss on available-for-sale securities	$3,125	$(490)

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The balance sheet as of December 31, 2015 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. The Corporation has not yet determined the impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Government and agencies	$2,998	$3,012	$3,998	$3,966
Obligations of states and political
subdivisions	65,894	68,736	71,589	73,482
Mortgage-backed	109,737	112,103	104,223	104,480
Other	1,002	1,022	1,002	1,001

Total	$179,631	$184,873	$180,812	$182,929

A summary of gross unrealized gains and losses on available-for-sale securities as of June 30, 2016 and December 31, 2015 follows (in thousands):

	June 30, 2016		December 31, 2015
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
Available-for-sale:
U.S. Government and agencies	$14	$-	$-	$32
Obligations of states and political
subdivisions	2,845	3	1,960	67
Mortgage-backed	2,391	25	1,071	814
Other	20	-	-	1

Total	$5,270	$28	$3,031	$914

NOTE 4 – LOANS AND LEASES

The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the periods ending June 30, 2016 and 2015 (in thousands).

	Commercial	Commercial and multi- family real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2015	$893	$2,540	$373	$28	$3,834
Provision (credit) charged to expenses	106	(809)	7	(4)	(700)
Losses charged off	-	(11)	(24)	(8)	(43)
Recoveries	18	251	0	8	277
Balance at June 30, 2016	$1,017	$1,971	$356	$24	$3,368

	Commercial	Commercial and multi- family real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2014	$198	$3,255	$363	$24	$3,840
Provision (credit) charged to expenses	246	(183)	37	-	100
Losses charged off	(327)	(126)	(108)	(11)	(572)
Recoveries	60	77	19	2	158
Balance at June 30, 2015	$177	$3,023	$311	$15	$3,526

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment method for the periods ending June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Commercial	Commercial and multi- family real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases
individually evaluated for impairment	$614	$711	$-	$-	$1,325
Collectively evaluated for impairment	403	1,260	356	24	2,043
Total allowance for loan
and lease losses	$1,017	$1,971	$356	$24	$3,368

Loans and leases:
Individually evaluated for impairment	$1,593	$2,088	$-	$-	$3,681
Acquired with deteriorated
credit quality	-	627	55	-	682
Collectively evaluated for impairment	67,586	204,732	79,280	3,812	355,410
Total ending loans and
leases balance	$69,179	$207,447	$79,335	$3,812	$359,773

December 31, 2015	Commercial	Commercial and multi- family real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases
individually evaluated for impairment	$528	$842	$-	$-	$1,370
Collectively evaluated for impairment	365	1,698	373	28	2,464
Total allowance for loan
and lease losses	$893	$2,540	$373	$28	$3,834

Loans and leases:
Individually evaluated for impairment	$2,192	$3,820	$-	$-	$6,012
Acquired with deteriorated
credit quality	43	669	74	-	786
Collectively evaluated for impairment	64,092	201,481	78,022	3,857	347,452
Total ending loans and
leases balance	$66,327	$205,970	$78,096	$3,857	$354,250

Impaired loans and leases were as follows as of June 30, 2016 and December 31, 2015:

	(in thousands)
	June 30, 2016	December 31, 2015

Loans and leases with no allowance
for loan and lease losses allocated	$-	$-
Loans and leases with allowance
for loan and lease losses allocated	3,681	6,012
Total impaired loans and leases	3,681	6,012
Amount of the allowance allocated to impaired loans and leases	$1,325	$1,370

No Additional funds are committed to be advanced in connection with impaired loans and leases.

The average recorded investment in impaired loans and leases (excluding loans and leases acquired with deteriorated credit quality) for the six month periods ended June 30, 2016 and 2015 was approximately $4.2 million and $5.2 million, respectively. There was approximately $182,000 and $138,000 in interest income recognized by the Corporation on impaired loans and leases on an accrual or cash basis for the six month periods ended June 30, 2016 and 2015, respectively.

The following table presents loans and leases individually evaluated for impairment by class of loans as of June 30, 2016 and December 31, 2015:

(in thousands)
	June 30, 2016		December 31, 2015
	Recorded investment	Allowance for loan and lease losses allocated	Recorded investment	Allowance for loan and lease losses allocated
With no related allowance recorded:
Commercial	$-	$-	$-	$-
Commercial and multi-family real estate	-	-	-	-
Agriculture	-	-	-	-
Agricultural real estate	-	-	-	-
Consumer	-	-	-	-
Residential 1-4 family real estate	-	-	-	-
With an allowance recorded:
Commercial	1,593	614	2,192	528
Commercial and multi-family real estate	2,088	711	3,820	842
Agriculture	-	-	-	-
Agricultural real estate	-	-	-	-
Consumer	-	-	-	-
Residential 1-4 family real estate	-	-	-	-
Total	$3,681	$1,325	$6,012	$1,370

The following tables present the recorded investment in nonaccrual loans and leases, loans and leases past due over 90 days still on accrual and troubled debt restructurings by class of loans as of June 30, 2016 and December 31, 2015:

	(in thousands)
June 30, 2016	Nonaccrual	Loans and leases past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$1,732	$-	$62
Commercial real estate	3,596	-	722
Agricultural real estate	40	-	-
Agriculture	-	-	-
Consumer	5	-	-
Residential:
1 – 4 family	1,211	-	391
Home equity	-	-	-
Total	$6,584	$-	$1,175

December 31, 2015	Nonaccrual	Loans and leases past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$355	$-	$-
Commercial real estate	4,113	-	1,403
Agricultural real estate	52	260	-
Agriculture	19	-	-
Consumer	12	-	-
Residential:
1 – 4 family	1,394	-	393
Home equity	-	-	-
Total	$5,945	$260	$1,796

The nonaccrual balances in the table above include troubled debt restructurings that have been classified as nonaccrual.

The following table presents the aging of the recorded investment in past due loans and leases as of June 30, 2016 by class of loans and leases (in thousands):

	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Commercial	$22	$-	$81	$103	$57,420	$57,523
Commercial real estate	118	49	407	574	183,567	184,141
Agriculture	-	-	-	-	11,656	11,656
Agricultural real estate	6	266	-	272	23,034	23,306
Consumer	25	-	-	25	3,787	3,812
Residential real estate	1,854	213	267	2,334	77,001	79,335
Total	$2,025	$528	$755	$3,308	$356,465	$359,773

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2015 by class of loans and leases: (in thousands)

	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Commercial	$81	$50	$121	$252	$53,210	$53,462
Commercial real estate	644	16	1,225	1,885	181,952	183,837
Agriculture	150	-	19	169	12,696	12,865
Agricultural real estate	94	-	260	354	21,779	22,133
Consumer	49	-	5	54	3,803	3,857
Residential real estate	2,147	244	389	2,780	75,316	78,096
Total	$3,165	$310	$2,019	$5,494	$348,756	$354,250

Credit Quality Indicators:

The Corporation categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current final financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans and leases individually by classifying the loans and leases as to the credit risk. This analysis generally includes loans and leases with an outstanding balance greater than $500,000 and non-homogenous loans and leases, such as commercial and commercial real estate loans and leases. This analysis is performed on a quarterly basis. The Corporation uses the following definitions for risk ratings:

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

Loans and leases not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. Loans and leases listed as not rated are generally either less than $500,000 or are included in groups of homogenous loans and leases. As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans and leases is as follows (in thousands):

June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$45,295	$-	$4,492	$-	$19,392
Commercial and multi-
family real estate	148,621	4,450	4,007	-	50,369
Residential 1 - 4 family	216	-	-	-	79,119
Consumer	-	-	-	-	3,812
Total	$194,132	$4,450	$8,499	$-	$152,692

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$41,184	$2,806	$2,656	$-	$19,681
Commercial and multi-
family real estate	139,351	7,563	5,976	-	53,080
Residential 1 - 4 family	223	-	-	-	77,873
Consumer	-	-	-	-	3,857
Total	$180,758	$10,369	$8,632	$-	$154,491

The Corporation considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans and leases not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans and leases that are not risk rated, based on payment activity as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Commercial	Commercial and multi- family real estate	Residential 1-4 family	Consumer

Performing	$19,311	$49,963	$78,852	$3,812
Nonperforming	81	406	267	-
Total	$19,392	$50,369	$79,119	$3,812

December 31, 2015	Commercial	Commercial and multi- family real estate	Residential 1-4 family	Consumer

Performing	$19,541	$52,248	$77,484	$3,852
Nonperforming	140	832	389	5
Total	$19,681	$53,080	$77,873	$3,857

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

The following table includes the recorded investment and number of modifications for TDR loans and leases during the six month period ended June 30, 2016 (in thousands):

	Number of modifications	Recorded investment	Allowance for loan and lease losses allocated
Troubled Debt Restructurings:
Commercial	1	$62	$-
Commercial Real Estate	3	244	-
Total	4	$306	$-

The concessions granted in the above TDR’s were a modification of the original term. The terms were extended on two of the notes. Two notes were re-amortized with a balloon payment at the end of the terms. The recorded investment in the loans did not change as a result of the modification. There are not any troubled debt restructurings for which there was a payment default in the current reporting period.

The following is additional information with respect to loans and leases acquired through The Ohio State Bank acquisition (in thousands):

	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2015	$41,874	$(1,809)	$40,065
Change due to payments received	(3,863)	180	(3,683)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at June 30, 2016	$38,011	$(1,629)	$36,382

	Contractual	Non
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Impaired Loans and Leases
Balance at December 31, 2015	$1,959	$(1,194)	$765
Change due to payments received	(73)	6	(67)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	(136)	120	(16)
Balance at June 30, 2016	$1,750	$(1,068)	$682

As a result of The Ohio State Bank acquisition, the Corporation has loans, for which there was at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of June 30, 2016 and December 31, 2015 was $682,000 and $765,000, respectively.

No provision for loan and lease losses was recognized during the period ended June 30, 2016 and December 31, 2015 related to the acquired loans as there was no significant change to the credit quality of the loans.

NOTE 5 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.79% at June 30, 2016 and 3.43% at June 30, 2015. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through The Ohio State Bank acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of June 30, 2016 and December 31, 2015 was $2,489,000 and $2,473,000 respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR amounting to 3.49% at June 30, 2016 and 3.13% at June 30, 2015.

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

Interest expense on the debentures amounted to $241,000 and $219,000 for the six month periods ended June 30, 2016 and 2015, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 include available-for-sale securities, which are valued using Level 2 inputs except for one security which is valued using Level 1 inputs and one other security which is valued using Level 3 inputs, as well as mortgage servicing rights, amounting to $953,000 at June 30, 2016 and $1,181,000 December 31, 2015, which are valued using Level 3 inputs. Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015 include other real estate owned, as well as impaired loans net of specific reserves approximating $2.4 million at June 30, 2016 and $4.6 million at December 31, 2015, all of which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended June 30, 2016, due to the lack of observable quotes in inactive markets for those instruments at June 30, 2016.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the six month period ended June 30, 2016 and year ended December 31, 2015:

	(in thousands)
	June 30,	December 31,
	2016	2015
Mortgage Servicing Rights
Balance at beginning of period	$1,181	$1,218
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	79	252
Disposals - amortization based on loan payments and payoffs	(84)	(552)
Changes in fair value	$(223)	$263
Balance at end of period	953	1,181

Securities valued using Level 3 inputs
Balance at beginning of period	$2,389	$2,536
Principal payments received	(75)	(145)
Changes in Fair Value	-	(2)
Balance at end of period	$2,314	$2,389

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U. S. Government and agencies, municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at June 30, 2016 and December 31, 2015.

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

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at June 30, 2016 and December 31, 2015.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$22,940	$22,940	$22,922	$22,922	1
Securities, including Federal
Home Loan Bank stock	189,703	189,703	187,759	187,759	1,2,3
Certificates of deposit	1,992	1,992	1,992	1,992	2
Loans held for sale	814	814	347	347	3
Net loans	356,405	359,680	350,416	350,374	3
Mortgage servicing rights	953	953	1,181	1,181	3
	$572,807	$576,082	$564,617	$564,575
FINANCIAL LIABILITIES
Deposits
Maturity	$141,530	141,540	$148,486	$147,164	3
Non-maturity	370,431	370,431	369,934	369,934	1
Other borrowings	12,079	12,079	2,118	2,118	3
Junior subordinated deferrable
interest debentures	12,789	6,700	12,773	8,265	3
	$536,829	$530,750	$533,311	$527,481

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts and would be considered Level 1 inputs.

There are also unrecognized financial instruments at June 30, 2016 and December 31, 2015 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounted to $87,135,000 at June 30, 2016 and $84,394,000 at December 31, 2015. Such amounts are also considered to be the estimated fair values.

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

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after June 30, 2016 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2016 have been recognized in the consolidated financial statements for the period ended June 30, 2016. Events or transactions that provided evidence about conditions that did not exist at June 30, 2016 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended June 30, 2016.

On July 19, 2016, the Corporation's Board of Directors approved a cash dividend of $0.11 per common share payable September 15, 2016 to shareholders of record at the close of business on August 31, 2016.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2016	2015	2016	2015
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.87%	1.20%	0.86%	0.94%
Average shareholders’ equity (a)	7.23%	11.05%	7.21%	8.85%
Net interest margin (a)	3.50%	3.64%	3.51%	3.64%
Efficiency ratio (b)	73.18%	65.67%	74.50%	69.13%
Average shareholders’ equity to average assets	12.03%	10.82%	11.99%	10.66%
Loans to deposits (end of period)	70.27%	68.17%	70.27%	68.17%
Allowance for loan losses to loans (end of period)	0.94%	1.00%	0.94%	1.00%

Book value per share	$22.85	$20.80	$22.85	$20.80

(a)	Net income to average assets, net income to average shareholders’ equity and net interest margin are presented on an annualized basis. Net interest margin is calculated using fully-tax equivalent net interest income as a percentage of average interest earning assets.

(b)	Efficiency ratio is a ratio of non-interest expense as a percentage of fully tax equivalent net interest income plus non-interest income.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2016, the Corporation reported net income of $1,336,000, or $0.40 basic earnings per share. This compares to the second quarter of 2015 net income of $1,903,000, or $0.57 basic earnings per share. The decrease in operating results for the second quarter of 2016 as compared to the same period in 2015 was primarily attributable to a decrease in net interest income of $397,000, a decrease in non-interest income of $214,000, an increase in non-interest expense of $45,000 and an increase in income taxes of $211,000, offset by a credit for loan losses of $300,000. The decrease in net interest income was largely attributable to less loan discount accretion relating to the November 2014 Ohio State Bank (OSB) acquisition.  The decrease in non-interest income was largely attributable to a decrease in fair value of mortgage servicing rights.  The increase in income taxes, despite a $356,000 decrease in income before income taxes, was due to a one-time tax benefit of $331,000 recognized during the second quarter of 2015 relating to the OSB acquisition.

Net income for the six months ended June 30, 2016 totaled $2,643,000, or $0.80 basic earnings per share compared to $3,025,000 or $0.90 basic earnings per share for the same period in 2015. Compared with the same period in 2015, net income decreased $382,000, or 12.6%. The decrease in operating results for the six month period ended June 30, 2016 as compared to the six month period ended June 30, 2015 was primarily attributable to a decrease in net interest income of $822,000, a decrease in non-interest income of $99,000 and an increase in income taxes of $287,000, offset by a decrease in non-interest expense of $26,000, as well as a credit for loan losses of $700,000 in 2016 compared to a $100,000 provision for the same period in 2015.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $4,746,000 for the second quarter of 2016, compared to $5,143,000 for the same period of 2015, a decrease of $397,000 (7.7%).

The decrease in net interest income was largely attributable to a decrease in interest income for the six months ended June 30, 2016 of $833,000, as compared to the same period in 2015, including a $563,000 decrease in interest income from loans and leases. The decrease in interest income from loans and leases was primarily attributable to less loan discount accretion being recognized from the November 2014 OSB acquisition. For the period ended June 30, 2016, $176,000 of loan discount accretion has been recognized compared to $677,000 for the same period in 2015.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the quarterly and six month periods ended June 30, 2016, the net interest margin (on a taxable equivalent basis) was 3.50% and 3.51% compared with 3.64% for the same periods in 2015.

Interest-bearing deposits comprised 96.6% of average interest-bearing liabilities for the six months ended June 30, 2016, compared to 98.0% for the same period in 2015.

Provision for Loan and Lease Losses

The Corporation’s provision for loan and lease losses is determined based upon management’s calculation of the allowance for loan and lease losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan and lease portfolio. Changes in the provision for loan and lease losses are dependent, among other things, on loan and lease delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. A $700,000 credit for loan losses was recognized during the six month period ended June 30, 2016. See “Allowance for Loan and Lease Losses” under Financial Condition for further discussion relating to the provision for loan and lease losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans; customer deposit account fees; earnings on life insurance policies; income arising from sales of investment products to customers; and occasional security sale transactions. Income related to customer deposit accounts and life insurance policies provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter. For the quarter ended June 30, 2016, non-interest income was $1,063,000 compared to $1,277,000 for the second quarter of 2015, a $214,000 (16.77%) decrease.

Gain on sales of loans amounted to $138,000 for the quarter ended June 30, 2016, compared to $130,000 for the second quarter of 2015, an increase of $8,000 (6.4%).

Gain on sales of securities amounted to $16,000 for the quarter ended June 30, 2016 compared to $18,000 for the same period in 2015. Gain on sales of securities amounted to $136,000 for the six months ended June 30, 2016 compared to $52,000 for the same period in 2015, an increase of $84,000.

Other operating income decreased $214,000 for the quarter ended June 30, 2016 and $172,000 for the six months ended June 30, 2016 primarily due to the fair value adjustment of mortgage servicing rights. The Corporation typically sells in the secondary market all fixed rate residential mortgage loans it originates and retains the servicing on such loans. The Corporation’s serviced loan portfolio amounted to $172.2 million at June 30, 2016 and $173.5 million at December 31, 2015. The fair value of mortgage servicing rights decreased $228,000, for the six months ended June 30, 2016, compared to an increase in fair value of mortgage servicing rights of $70,000 for the six months ended June 30, 2015. The decrease in fair value of mortgage servicing rights was largely due to an increase in the prepayment speeds utilized which is the market’s reaction to interest rates which decreased significantly during the six month period ended June 30, 2016.

Non-Interest Expenses

For the quarter ended June 30, 2016, non-interest expenses were $4,361,000, compared to $4,316,000 for the second quarter of 2015, a $45,000 (1.1%) increase. For the six month period ended June 30, 2016, non-interest expenses totaled $8,917,000, compared to $8,943,000 for the same period of 2015, a decrease of $26,000 (0.3%). The decrease in non-interest expenses for the six month period ended June 30, 2016 was primarily attributed to decreases in premises and equipment expense, data processing expense, FDIC assessment, consultant fees, Ohio Financial Institutions tax and other real estate owned expense, offset by increases in salaries and benefits expense, media expense, loan closing fees, ATM processing expense and miscellaneous expenses.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended June 30, 2016, the Corporation’s efficiency ratio was 73.18%, compared 65.67% for the same period of 2015. For the six month period ended June 30, 2016, the Corporation’s efficiency ratio was 74.50% compared to 69.13% for the same period of 2015.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2016 was $412,000 (effective rate of 23.6%) compared to $201,000 (effective rate of 9.6%) for the comparable 2015 period. The provision for income taxes for the six month period ended June 30, 2016 was $798,000, or 23.2% of income before income taxes, compared to $511,000 or 14.5% for the comparable 2015 period. The income tax provision for the second quarter of 2015 and the six month period ended June 30, 2015, were favorably impacted as a result of the Corporation recognizing a one-time tax benefit of $331,000 during the second quarter of 2015, resulting from a January 2015 tax law change involving OSB’s tax bad debt reserve.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $618.1 million at June 30, 2016, compared to $608.7 million at December 31, 2015, an increase of $9.4 million (1.5%). The increase in total assets was primarily the result of increases of $6.0 million (1.7%) in net loans and leases, $1,944,000 (1.1%) in available-for-sale securities and $815,000 (15.7%) in other assets. Deposits during this same period decreased $6.5 million, or 1.2%.

Shareholders’ equity increased from $71.6 million at December 31, 2015 to $75.3 million at June 30, 2016. This increase was the result of net income of $2,643,000, dividends paid of $726,000, $216,000 from the repurchase of 12,901 treasury shares, $7,000 from the issuance of 307 treasury shares under the Corporation’s Employee Stock Purchase Plan, and a $2,063,000 increase in unrealized securities gains, net of tax. The increase in unrealized securities gains during the six month period ended June 30, 2016, was the result of customary and expected changes in the bond market. Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $22.9 million at June 30, 2016 and December 31, 2015, including interest-bearing deposits in other banks of $14.3 million at June 30, 2016 and $11.4 million at December 31, 2015. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of June 30, 2016 totaled $179.6 million and $184.9 million, respectively, resulting in a net unrealized gain before tax of $5.3 million and a corresponding after-tax increase in shareholders’ equity of $3.5 million. The amortized cost of available-for-sale securities decreased $1.2 million during the six months ended June 30, 2016.

Loans and Leases

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio. Gross loans and leases totaled $359.8 million at June 30, 2016, compared to $354.3 million at December 31, 2015, an increase of $5.5 million (1.6%).

There are also unrecognized financial instruments at June 30, 2016 and December 31, 2015 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $87.1 million at June 30, 2016 and $84.4 million at December 31, 2015.

 Allowance for Loan and Lease Losses

The following table presents a summary of activity in the allowance for loan and lease losses for the six months ended June 30, 2016 and 2015:

	(in thousands)
	2016	2015
Balance, beginning of period	$3,834	$3,839
Provision (credit) for loan and lease losses	(700)	100
Charge offs	(43)	(571)
Recoveries	277	158
Net (charge offs) recoveries	234	(413)
Balance, end of period	$3,368	$3,526

The allowance for loan and lease losses as a percentage of gross loans and leases was .94% at June 30, 2016 and 1.00% at December 31, 2015. Regular provisions are made in amounts sufficient to maintain the balance in the allowance for loan and lease losses at a level considered by management to be adequate for losses within the portfolio. Even though management uses all available information to assess possible loan and lease losses, future additions or reductions to the allowance may be required as changes occur in economic conditions and specific borrower circumstances. The regulatory agencies that periodically review the Corporation’s allowance for loan and lease losses may also require additions to the allowance or the charge-off of specific loans and leases based upon the information available to them at the time of their examinations.

Loans and leases on non-accrual status amounted to $6.6 million and $5.9 million at June 30, 2016 and December 31, 2015, respectively. Non-accrual loans and leases as a percentage of outstanding loans amounted to 1.8% at June 30, 2016 and 1.7% at December 31, 2015.

The Corporation considers a loan or lease to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan or lease, as the case may be, based on current information and events. Impaired loans and leases, all consisting of commercial and commercial real estate credits, amounted to $3.7 million at June 30, 2016 and $6.0 million at December 31, 2015. The decrease in impaired loans and leases resulted from the payoff of one loan during the first quarter of 2016. All impaired loans at June 30, 2016 and December 31, 2015 had specific reserves, with such reserves amounting to $1,325,000 and $1,370,000 at June 30, 2016 and December 31, 2015, respectively, and included in the Corporation’s allowance for loan losses.

In addition to impaired loans, the Corporation had other potential problem credits of $9.9 million at June 30, 2016 and $15.0 million at December 31, 2015. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans and leases using loss rates calculated considering historic net loan-charge off experience. The Corporation has experienced $43,000 of loan charge-offs during the first six months of 2016 compared to annual loan charge-offs of $638,000 in 2015, $497,000 in 2014, and $2.6 million in 2013, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios. The Corporation also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $512.0 million, or 95.4% of the Corporation’s funding sources at June 30, 2016. Total deposits decreased $6.5 million during the six months ended June 30, 2016.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers. Non-interest bearing deposits comprised 17.4% of total deposits at June 30, 2016, compared to 18.0% at December 31, 2015.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $12.1 million at June 30, 2016 and $2.1 million at December 31, 2015. The Corporation also has outstanding junior subordinated deferrable interest debentures of $12.8 million at June 30, 2016 and December 31, 2015. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

Shareholders’ equity increased from $71.6 million at December 31, 2015 to $75.3 million at June 30, 2016, principally due to net income of $2,643,000 and a $2,063,000 increase in unrealized securities gains, net of tax, net of dividends paid and net treasury stock transactions.

For the six month period ended June 30, 2015, shareholders’ equity increased from $67.8 million at December 31, 2014 to $69.2 million. This increase was the result of net income of $3,025,000, dividends paid of $602,000, repurchase of 39,321 shares of $594,000, the issuance of 403 treasury shares under the Corporation’s Employee Stock Purchase Plan of $8,000, and a $358,000 decrease in unrealized securities losses, net of tax.

The increase/decrease in unrealized securities gains during the six month periods ended June 30, 2016 and 2015, was the result of customary and expected changes in the bond market. Net unrealized gains/losses on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

The Corporation and Bank met all regulatory capital requirements as of June 30, 2016, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the six month period ended June 30, 2016. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan and lease losses.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended June 30, 2016:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
04/01/16 - 04/30/16	-	$-	353,669	246,331

05/01/16 - 05/31/16	350	$17.85	354,019	245,981

06/01/16 - 06/30/16	-	$-	354,019	245,981

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

Exhibit 10.5 2016 Stock Option Plan

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

UNITED BANCSHARES, INC.

Date:	July 21, 2016	By:/s/ Daniel J. Lucke
Daniel J. Lucke
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED June 30, 2016

Exhibit Number	Description	Exhibit Location
2	Stock Purchase Agreement, dated July 1, 2014 among United Bancshares, Inc., Ohio State Bancshares, Inc. and Rbancshares, Inc.	Incorporated herein by reference to the Corporation’s Form 8-K filed July 1, 2014.
3(i)	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
3(ii)	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10Q for the quarter ended June 30, 2007.
10.1	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.2	Salary Continuation Agreement – Heather M. Oatman	Incorporated herein by reference to the Corporation's 2008 Form 10K filed March 20, 2009.
10.3	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005.
10.4	Salary Continuation Agreement, First Amendment – Brian D. Young	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.5	2016 Stock Option Plan	Incorporated herein by reference to the Corporation’s Definitive Proxy Statement pursuant to Section 14(a) filed March 23, 2016.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB	XBRL Taxonomy Extension Label	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

