Form 10-Q
period 2016-09-30
UNITED BANCSHARES INC/OH
filed 2016-10-27
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2016: 3,276,514

This document contains 43 pages. The Exhibit Index is on page 37 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	(in thousands except share data)
	September 30,	December 31,
	2016	2015
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$9,769	$11,482
Interest-bearing deposits in other banks	6,481	11,440
Total cash and cash equivalents	16,250	22,922
SECURITIES, available-for-sale	192,081	182,929
RESTRICTED BANK STOCK, at cost	4,829	4,830
CERTIFICATES OF DEPOSIT, at cost	1,992	1,992
LOANS HELD FOR SALE	162	347
LOANS AND LEASES	359,082	354,250
Less allowance for loan and lease losses	3,388	3,834
Net loans and leases	355,694	350,416
PREMISES AND EQUIPMENT, net	11,893	12,049
GOODWILL	10,072	10,072
CORE DEPOSIT INTANGIBLE ASSETS, net	800	903
CASH SURRENDER VALUE OF LIFE INSURANCE	17,129	16,834
OTHER REAL ESTATE OWNED	500	173
OTHER ASSETS, including accrued interest receivable	3,912	5,198
TOTAL ASSETS	$615,314	$608,665
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$89,364	$93,476
Interest-bearing	428,134	424,943
Total deposits	517,498	518,419
Other borrowings	5,727	2,118
Junior subordinated deferrable interest debentures	12,798	12,773
Other liabilities	3,947	3,794
Total liabilities	539,970	537,104
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; issued 3,760,557 shares	3,761	3,761
Surplus	14,674	14,669
Retained earnings	61,577	58,642
Accumulated other comprehensive income	2,860	1,397
Treasury stock, at cost, 484,043 shares at September 30, 2016 and 451,218 shares at December 31, 2015	(7,528)	(6,908)
Total shareholders’ equity	75,344	71,561
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$615,314	$608,665

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiary

Condensed Consolidated Statements of Income (Unaudited)

	(in thousands except share data)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans and leases, including fees	$4,498	$4,646	$12,980	$13,691
Securities:
Taxable	552	609	1,623	1,999
Tax-exempt	390	437	1,224	1,229
Other	101	63	262	217
Total interest income	5,541	5,755	16,089	17,136
INTEREST EXPENSE
Deposits	437	371	1,249	1,209
Borrowings	143	125	403	369
Total interest expense	580	496	1,652	1,578
Net interest income	4,961	5,259	14,437	15,558
PROVISION (CREDIT) FOR LOAN AND LEASE LOSSES	-	-	(700)	100
Net interest income after provision (credit) for loan and lease losses	4,961	5,259	15,137	15,458
NON-INTEREST INCOME
Gain on sale of loans	202	144	409	368
Net securities gains	23	64	159	116
Other operating income	1,064	835	2,903	2,839
Total non-interest income	1,289	1,043	3,471	3,323
NON-INTEREST EXPENSES	4,454	4,314	13,371	13,257
INCOME BEFORE INCOME TAXES	1,796	1,988	5,237	5,524
PROVISION FOR INCOME TAXES	418	485	1,216	996
NET INCOME	$1,378	$1,503	$4,021	$4,528
NET INCOME PER SHARE (basic and diluted)	$0.42	$0.45	$1.22	$1.35
Weighted average common shares outstanding	3,287,875	3,329,088	3,295,307	3,346,161

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	(in thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

NET INCOME	$1,378	$1,503	$4,021	$4,528

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during period	(886)	1,555	2,376	1,066
Reclassification adjustments for gains included in net income	(23)	(64)	(159)	(116)
Other comprehensive income (loss), before income taxes	(909)	1,491	2,217	950
Income tax expense (benefit) related to items of other comprehensive income (loss)	309	(507)	(754)	(323)
Other comprehensive income (loss)	(600)	984	1,463	627

COMPREHENSIVE INCOME	$778	$2,487	$5,484	$5,155

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Nine months ended September 30, 2016 and 2015 (in thousands except share data)

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
BALANCE AT DECEMBER 31, 2015	$3,761	$14,669	$58,642	$1,397	$(6,908)	$71,561
Comprehensive income:
Net income	-	-	4,021	-	-	4,021
Other comprehensive income	-	-	-	1,463	-	1,463
Repurchase of 33,668 shares	-	-	-	-	(633)	(633)
843 shares issued from treasury in connection with Employee Stock Purchase Plan	-	5	-	-	13	18
Cash dividends declared, $0.33 per share	-	-	(1,086)	-	-	(1,086)
BALANCE AT SEPTEMBER 30, 2016	$3,761	$14,674	$61,577	$2,860	$(7,528)	$75,344

BALANCE AT DECEMBER 31, 2014	$3,761	$14,666	$53,925	$1,412	$(5,992)	$67,772
Comprehensive income:
Net income	-	-	4,528	-	-	4,528
Other comprehensive loss	-	-	-	627	-	627
Repurchase of 39,321 shares	-	-	-	-	(594)	(594)
715 shares issued from treasury in connection with Employee Stock Purchase Plan	-	3	-	-	11	14
Cash dividends declared, $0.27 per share	-	-	(902)	-	-	(902)
BALANCE AT SEPTEMBER 30, 2015	$3,761	$14,669	$57,551	$2,039	$(6,575)	$71,445

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	(in thousands)
	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES	$4,226	$4,138

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities	34,475	51,542
Purchases of available-for-sale securities	(41,884)	(34,744)
Proceeds from sale of OREO	266	364
Net (increase) decrease in loans and leases	(4,724)	2,733
Purchases of premises and equipment	(37)	(185)
Net cash provided by (used in) investing activities	(11,904)	19,710

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	$(902)	$(52,807)
Change in other borrowings	3,609	15,000
Purchase of treasury shares	(633)	(594)
Proceeds from sale of treasury shares	18	14
Cash dividends paid	(1,086)	(902)
Net cash provided by (used in) financing activities	1,006	(39,289)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,672)	(15,441)
CASH AND CASH EQUIVALENTS
At beginning of period	22,922	32,355
At end of period	$16,250	$16,914

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$1,597	$1,580
Federal income taxes	$610	$350
Non-cash investing activities:
Transfer of loans to other real estate owned	$644	$372
Change in net unrealized gain or loss on available-for-sale securities	$2,217	$950

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The balance sheet as of December 31, 2015 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, amending ASU Subtopic 825-10. The amendments in this update make targeted improvements to generally accepted accounting principles (GAAP) as follows: 1) Require equity investments to be measured at fair value with changes in fair value recognized in net income.; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.; 3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities.; 4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.; 5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.; 6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.; 7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.; and 8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Corporation has not yet made a determination of the potential impact on the financial statements of the provisions for ASU 2016-01.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. The Corporation has not yet determined the potential impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

NOTE 3 – SECURITIES

The amortized cost and fair value of available-for-sale securities as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
U.S. Government and agencies	$-	$-	$3,998	$3,966
Obligations of states and political subdivisions	67,575	69,915	71,589	73,482
Mortgage-backed	119,170	121,149	104,223	104,480
Other	1,002	1,017	1,002	1,001

Total	$187,747	$192,081	$180,812	$182,929

A summary of gross unrealized gains and losses on available-for-sale securities as of September 30, 2016 and December 31, 2015 follows (in thousands):

	September 30, 2016		December 31, 2015
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
Available-for-sale:
U.S. Government and agencies	$-	$-	$-	$32
Obligations of states and political subdivisions	2,368	28	1,960	67
Mortgage-backed	1,993	14	1,071	814
Other	15	-	-	1

Total	$4,376	$42	$3,031	$914

NOTE 4 – LOANS AND LEASES

The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the periods ending September 30, 2016 and 2015 (in thousands):

	Commercial	Commercial and multi- family real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2015	$893	$2,540	$373	$28	$3,834
Provision (credit) charged to expenses	163	(904)	42	(1)	(700)
Losses charged off	(86)	(11)	(24)	(8)	(129)
Recoveries	28	285	62	8	383
Balance at September 30, 2016	$998	$1,910	$453	$27	$3,388

	Commercial	Commercial and multi- family real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2014	$198	$3,255	$363	$24	$3,840
Provision (credit) charged to expenses	246	(183)	37	-	100
Losses charged off	(327)	(97)	(137)	(13)	(574)
Recoveries	63	121	20	6	210
Balance at September 30, 2015	$180	$3,096	$283	$17	$3,576

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment method for the periods ending September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	Commercial	Commercial and multi- family real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$551	$672	$-	$-	$1,223
Collectively evaluated for impairment	447	1,238	453	27	2,165
Total allowance for loan and lease losses	$998	$1,910	$453	$27	$3,388

Loans and leases:
Individually evaluated for impairment	$1,321	$2,040	$-	$-	$3,361
Acquired with deteriorated credit quality	-	600	93	-	693
Collectively evaluated for impairment	62,336	203,811	85,002	3,879	355,028
Total ending loans and leases balance	$63,657	$206,451	$85,095	$3,879	$359,082

December 31, 2015	Commercial	Commercial and multi- family real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$528	$842	$-	$-	$1,370
Collectively evaluated for impairment	365	1,698	373	28	2,464
Total allowance for loan and lease losses	$893	$2,540	$373	$28	$3,834

Loans and leases:
Individually evaluated for impairment	$2,192	$3,820	$-	$-	$6,012
Acquired with deteriorated credit quality	43	669	74	-	786
Collectively evaluated for impairment	64,092	201,481	78,022	3,857	347,452
Total ending loans and leases balance	$66,327	$205,970	$78,096	$3,857	$354,250

Impaired loans and leases were as follows as of September 30, 2016 and December 31, 2015:

	(in thousands)
	September 30, 2016	December 31, 2015

Loans and leases with no allowance for loan and lease losses allocated	$-	$-
Loans and leases with allowance for loan and lease losses allocated	3,361	6,012
Total impaired loans and leases	3,361	6,012
Amount of the allowance allocated to impaired loans and leases	$1,223	$1,370

No Additional funds are committed to be advanced in connection with impaired loans and leases.

The average recorded investment in impaired loans and leases (excluding loans and leases acquired with deteriorated credit quality) for the nine month periods ended September 30, 2016 and 2015 was approximately $4.5 million and $5.7 million, respectively. There was approximately $255,000 and $304,000 in interest income recognized by the Corporation on impaired loans and leases on an accrual or cash basis for the nine month periods ended September 30, 2016 and 2015, respectively.

The following table presents loans and leases individually evaluated for impairment by class of loans as of September 30, 2016 and December 31, 2015:

(in thousands)
	September 30, 2016		December 31, 2015
	Recorded investment	Allowance for loan and lease losses allocated	Recorded investment	Allowance for loan and lease losses allocated
With no related allowance recorded:
Commercial	$-	$-	$-	$-
Commercial and multi-family real estate	-	-	-	-
Agriculture	-	-	-	-
Agricultural real estate	-	-	-	-
Consumer	-	-	-	-
Residential 1-4 family real estate	-	-	-	-
With an allowance recorded:
Commercial	1,321	551	2,192	528
Commercial and multi-family real estate	2,040	672	3,820	842
Agriculture	-	-	-	-
Agricultural real estate	-	-	-	-
Consumer	-	-	-	-
Residential 1-4 family real estate	-	-	-	-
Total	$3,361	$1,223	$6,012	$1,370

The following tables present the recorded investment in nonaccrual loans and leases, loans and leases past due over 90 days still on accrual and troubled debt restructurings by class of loans as of September 30, 2016 and December 31, 2015:

	(in thousands)
September 30, 2016	Nonaccrual	Loans and leases past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$1,458	$-	$29
Commercial real estate	3,479	23	704
Agricultural real estate	279	-	-
Agriculture	-	-	-
Consumer	3	-	-
Residential:
1 – 4 family	1,015	29	459
Home equity	-	-	-
Total	$6,234	$52	$1,192

December 31, 2015	Nonaccrual	Loans and leases past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$355	$-	$-
Commercial real estate	4,113	-	1,403
Agricultural real estate	52	260	-
Agriculture	19	-	-
Consumer	12	-	-
Residential:
1 – 4 family	1,394	-	393
Home equity	-	-	-
Total	$5,945	$260	$1,796

The nonaccrual balances in the table above include troubled debt restructurings that have been classified as nonaccrual.

The following table presents the aging of the recorded investment in past due loans and leases as of September 30, 2016 by class of loans and leases (in thousands):

	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Commercial	$40	$-	$79	$119	$50,906	$51,025
Commercial real estate	155	-	423	578	183,019	183,597
Agriculture	426	73	-	499	12,132	12,631
Agricultural real estate	5	-	-	5	22,849	22,854
Consumer	25	-	-	25	3,854	3,879
Residential real estate	2,200	205	302	2,707	82,389	85,096
Total	$2,851	$278	$804	$3,933	$355,149	$359,082

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

Loans and leases not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. Loans and leases listed as not rated are generally either less than $500,000 or are included in groups of homogenous loans and leases. As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans and leases is as follows (in thousands):

September 30, 2016	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$40,082	$-	$3,941	$-	$19,633
Commercial and multi-family real estate	147,039	4,295	3,934	-	51,183
Residential 1 - 4 family	213	-	-	-	84,883
Consumer	-	-	-	-	3,879
Total	$187,334	$4,295	$7,875	$-	$159,578

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$41,184	$2,806	$2,656	$-	$19,681
Commercial and multi-family real estate	139,351	7,563	5,976	-	53,080
Residential 1 - 4 family	223	-	-	-	77,873
Consumer	-	-	-	-	3,857
Total	$180,758	$10,369	$8,632	$-	$154,491
15

The Corporation considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans and leases not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans and leases that are not risk rated, based on payment activity as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	Commercial	Commercial and multi- family real estate	Residential 1-4 family	Consumer

Performing	$19,553	$50,760	$84,581	$3,879
Nonperforming	80	423	302	-
Total	$19,633	$51,183	$84,883	$3,879

December 31, 2015	Commercial	Commercial and multi- family real estate	Residential 1-4 family	Consumer

Performing	$19,541	$52,248	$77,484	$3,852
Nonperforming	140	832	389	5
Total	$19,681	$53,080	$77,873	$3,857

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

The following table includes the recorded investment and number of modifications for TDR loans and leases during the nine month period ended September 30, 2016 (in thousands):

	Number of modifications	Recorded investment	Allowance for loan and lease losses allocated
Troubled Debt Restructurings:
Residential Real Estate	1	$72	$-
Commercial	1	30	-
Commercial Real Estate	3	235	-
Total	5	$337	$-

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

The following is additional information with respect to loans and leases acquired through The Ohio State Bank acquisition (in thousands):

	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2015	$41,874	$(1,809)	$40,065
Change due to payments received	(5,112)	265	(4,847)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at September 30, 2016	$36,762	$(1,544)	$35,218

	Contractual	Non
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Impaired Loans and Leases
Balance at December 31, 2015	$1,959	$(1,194)	$765
Change due to payments received	(117)	56	(61)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	(201)	190	(11)
Balance at September 30, 2016	$1,641	$(948)	$693

As a result of The Ohio State Bank acquisition, the Corporation has loans, for which there was at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of September 30, 2016 and December 31, 2015 was $693,000 and $765,000, respectively.

No provision for loan and lease losses was recognized during the period ended September 30, 2016 and December 31, 2015 related to the acquired loans as there was no significant change to the credit quality of the loans.

NOTE 5 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR amounting to 3.56% at September 30, 2016 and 3.48% at September 30, 2015. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through The Ohio State Bank acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of September 30, 2016 and December 31, 2015 was $2,498,000 and $2,473,000 respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR amounting to 4.01% at September 30, 2016 and 3.18% at September 30, 2015.

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

Interest expense on the debentures amounted to $365,000 and $325,000 for the nine month periods ended September 30, 2016 and 2015, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

NOTE 6 – FAIR VALUE MEASUREMENTS

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 include available-for-sale securities, which are valued using Level 2 inputs except for one other security which is valued using Level 3 inputs, as well as mortgage servicing rights, amounting to $983,000 at September 30, 2016 and $1,181,000 December 31, 2015, which are valued using Level 3 inputs. Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015 include impaired loans net of specific reserves approximating $2.1 million at September 30, 2016 and $4.6 million at December 31, 2015, all of which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended September 30, 2016, due to the lack of observable quotes in inactive markets for those instruments at September 30, 2016.

The table below presents a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), for the nine month period ended September 30, 2016 and year ended December 31, 2015:

	(in thousands)
	September 30,	December 31,
	2016	2015
Mortgage Servicing Rights
Balance at beginning of period	$1,181	$1,218
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	155	252
Disposals - amortization based on loan payments and payoffs	(143)	(552)
Changes in fair value	$(210)	$263
Balance at end of period	983	1,181

Securities valued using Level 3 inputs
Balance at beginning of period	$2,389	$2,536
Principal payments received	(113)	(145)
Changes in Fair Value	-	(2)
Balance at end of period	$2,276	$2,389

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U. S. Government and agencies, municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at September 30, 2016 and December 31, 2015.

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

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at September 30, 2016 and December 31, 2015.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$16,250	$16,250	$22,922	$22,922	1
Securities, including Federal Home Loan Bank stock	196,910	196,910	187,759	187,759	1,2,3
Certificates of deposit	1,992	1,992	1,992	1,992	2
Loans held for sale	162	162	347	347	3
Net loans	355,694	359,158	350,416	350,374	3
Mortgage servicing rights	983	983	1,181	1,181	3
	$571,991	$575,455	$564,617	$564,575
FINANCIAL LIABILITIES
Deposits
Maturity	$134,559	134,422	$148,486	$147,164	3
Non-maturity	382,939	369,501	369,934	369,934	1
Other borrowings	5,727	5,727	2,118	2,118	3
Junior subordinated deferrable interest debentures	12,798	8,173	12,773	8,265	3
	$536,023	$517,823	$533,311	$527,481

The above summary does not include accrued interest receivable or cash surrender value of life insurance which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts and would be considered Level 1 inputs.

There are also unrecognized financial instruments at September 30, 2016 and December 31, 2015 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounted to $89,019,000 at September 30, 2016 and $84,394,000 at December 31, 2015. Such amounts are also considered to be the estimated fair values.

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

NOTE 8 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after September 30, 2016 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2016 have been recognized in the consolidated financial statements for the period ended September 30, 2016. Events or transactions that provided evidence about conditions that did not exist at September 30, 2016 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended September 30, 2016.

On October 18, 2016, the Corporation's Board of Directors approved a cash dividend of $0.11 per common share payable December 15, 2016 to shareholders of record at the close of business on November 30, 2016.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2016	2015	2016	2015
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.89%	0.96%	0.87%	0.95%
Average shareholders’ equity (a)	7.32%	8.60%	7.23%	8.74%
Net interest margin (a)	3.57%	3.75%	3.53%	3.66%
Efficiency ratio (b)	70.25%	67.34%	72.88%	68.60%
Average shareholders’ equity to average assets	12.15%	11.15%	12.04%	10.82%
Loans to deposits (end of period)	69.39%	70.10%	69.39%	70.10%
Allowance for loan losses to loans (end of period)	0.94%	1.00%	0.94%	1.00%

Book value per share	$23.00	$21.46	$23.00	$21.46

(a)	Net income to average assets, net income to average shareholders’ equity and net interest margin are presented on an annualized basis. Net interest margin is calculated using fully-tax equivalent net interest income as a percentage of average interest earning assets.

(b)	Efficiency ratio is a ratio of non-interest expense as a percentage of fully tax equivalent net interest income plus non-interest income.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended September 30, 2016, the Corporation reported net income of $1,378,000, or $0.42 basic earnings per share. This compares to the third quarter of 2015 net income of $1,503,000, or $0.45 basic earnings per share. The decrease in operating results for the third quarter of 2016 as compared to the same period in 2015 was primarily attributable to a decrease in net interest income of $298,000 and an increase in non-interest expenses of $140,000 offset by an increase in non-interest income of $246,000 and a decrease in income taxes of $67,000. The decrease in net interest income was largely attributable to roughly $186,000 less loan discount accretion relating to the November 2014 Ohio State Bank (OSB) acquisition.

Net income for the nine months ended September 30, 2016 totaled $4,021,000, or $1.22 basic earnings per share compared to $4,528,000, or $1.35 basic earnings per share for the same period in 2015. Compared with the same period in 2015, net income decreased $507,000, or 11.2%. The decrease in operating results for the nine month period ended September 30, 2016 as compared to the nine month period ended September 30, 2015 was primarily attributable to a decrease in net interest income of $1,121,000 and an increase in income taxes of $220,000 offset by an increase in non-interest income of $148,000, an increase in non-interest expenses of $114,000. The decrease was also attributable to a credit for loan and lease losses of $700,000 in 2016 compared to a $100,000 provision for the same period in 2015. The decrease in net interest income for the nine month period ended September 30, 2016 was largely attributable to roughly $686,000 less loan discount accretion relating to the OSB acquisition. The increase in income taxes, despite a $287,000 decrease in income before income taxes, was due to a one-time tax benefit of $331,000 recognized during the second quarter of 2015 relating to the OSB acquisition.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $4,961,000 for the third quarter of 2016, compared to $5,259,000 for the same period of 2015, a decrease of $298,000 (5.7%).

The decrease in net interest income was largely attributable to a decrease in interest income for the nine months ended September 30, 2016 of $1,047,000, as compared to the same period in 2015, including a $711,000 decrease in interest income from loans and leases. The decrease in interest income from loans and leases was primarily attributable to less loan discount accretion being recognized from the November 2014 OSB acquisition. For the nine month period ended September 30, 2016, $312,000 of loan discount accretion has been recognized compared to $998,000 for the same period in 2015.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the quarterly and nine month periods ended September 30, 2016, the net interest margin (on a taxable equivalent basis) was 3.57% and 3.53%, respectively, compared with 3.75% and 3.66% for the same periods in 2015.

Interest-bearing deposits comprised 95.9% of average interest-bearing liabilities for the nine months ended September 30, 2016, compared to 97.3% for the same period in 2015.

Provision (Credit) for Loan and Lease Losses

The Corporation’s provision (credit) for loan and lease losses is determined based upon management’s calculation of the allowance for loan and lease losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan and lease portfolio. Changes in the provision (credit) for loan and lease losses are dependent, among other things, on loan and lease delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. A $700,000 credit for loan and lease losses was recognized during the nine month period ended September 30, 2016. See “Allowance for Loan and Lease Losses” under Financial Condition for further discussion relating to the provision for loan and lease losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans; customer deposit account fees; earnings on life insurance policies; income arising from sales of investment products to customers; and occasional security sale transactions. Income related to customer deposit accounts and life insurance policies provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter. For the quarter ended September 30, 2016, non-interest income was $1,289,000 compared to $1,043,000 for the third quarter of 2015, a $246,000 (23.6%) increase. For the nine month period ended September 30, 2016, non-interest income was $3,471,000 compared to $3,323,000 for the same period of 2015, a $148,000 (4.4%) increase.

Gain on sales of loans amounted to $202,000 for the quarter ended September 30, 2016, compared to $144,000 for the third quarter of 2015, an increase of $58,000 (40.2%). Gain on sales of loans amounted to $409,000 for the nine months ended September 30, 2016 compared to $368,000 for the same period in 2015, an increase of $41,000 (11.1%).

Gain on sales of securities amounted to $23,000 for the quarter ended September 30, 2016 compared to $64,000 for the same period in 2015, a decrease of $41,000 (64.1%). Gain on sales of securities amounted to $159,000 for the nine months ended September 30, 2016 compared to $116,000 for the same period in 2015, an increase of $43,000 (37.1%).

Other operating income increased $229,000 (27.4%) for the quarter ended September 30, 2016 and $64,000 (2.3%) for the nine months ended September 30, 2016. The increase in other operating income was mainly attributable to increases in net DDA service charges and NSF and overdraft charges as well as the impact of the change in fair value of mortgage servicing rights described below.

The fair value of mortgage servicing rights decreased $198,000, for the nine months ended September 30, 2016, compared to an increase in fair value of mortgage servicing rights of $88,000 for the nine months ended September 30, 2015. The decrease in fair value of mortgage servicing rights was largely due to an increase in prepayment speeds, an important element in determining mortgage servicing rights fair value. The increase in prepayment speeds reflects the market’s reaction to interest rates, which decreased during the nine month period ended September 30, 2016.

Non-Interest Expenses

For the quarter ended September 30, 2016, non-interest expenses were $4,454,000, compared to $4,314,000 for the third quarter of 2015, a $140,000 (3.3%) increase. For the nine month period ended September 30, 2016, non-interest expenses totaled $13,371,000, compared to $13,257,000 for the same period of 2015, an increase of $114,000 (0.9%). The increase in non-interest expenses for the nine month period ended September 30, 2016 was primarily attributed to increases in premises and equipment expense, investment management fees, stationary and printing, legal fees, ATM processing fees, and IT expense offset by decreases in salaries and benefits expense, data processing expense and Ohio financial institutions tax.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended September 30, 2016, the Corporation’s efficiency ratio was 70.25%, compared 67.34% for the same period of 2015. For the nine month period ended September 30, 2016, the Corporation’s efficiency ratio was 72.88% compared to 68.60% for the same period of 2015.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2016 was $418,000 (effective rate of 23.3%) compared to $485,000 (effective rate of 24.4%) for the comparable 2015 period. The provision for income taxes for the nine month period ended September 30, 2016 was $1,216,000, or 23.2% of income before income taxes, compared to $996,000 or 18.0% for the comparable 2015 period. The income tax provision for the nine month period ended September 30, 2015, were favorably impacted as a result of the Corporation recognizing a one-time tax benefit of $331,000 during the second quarter of 2015, resulting from a January 2015 tax law change involving OSB’s tax bad debt reserve.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $615.3 million at September 30, 2016, compared to $608.7 million at December 31, 2015, an increase of $6.6 million (1.1%). The increase in total assets was primarily the result of increases of $9.2 million (5.0%) in available-for-sale securities and $5.3 million (1.5%) in net loans and leases, offset by a decrease in cash of $6.7 million (29.1%) and a decrease of $1.3 million (24.8%) in other assets. Deposits during this same period decreased $921,000 or 0.2%.

Shareholders’ equity increased from $71.6 million at December 31, 2015 to $75.3 million at September 30, 2016. This increase was the result of net income of $4,021,000, dividends paid of $1,086,000, $633,000 from the repurchase of 33,668 shares, $18,000 from the issuance of 843 treasury shares under the Corporation’s Employee Stock Purchase Plan, and a $1,463,000 increase in unrealized securities gains, net of tax. The increase in unrealized securities gains during the nine month period ended September 30, 2016, was the result of customary and expected changes in the bond market. Net unrealized gains on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $16.3 million at September 30, 2016 and $22.9 million at December 31, 2015, including interest-bearing deposits in other banks of $6.5 million at September 30, 2016 and $11.4 million at December 31, 2015. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of September 30, 2016 totaled $187.7 million and $192.1 million, respectively, resulting in a net unrealized gain before tax of $4.4 million and a corresponding after-tax increase in shareholders’ equity of $2.9 million. The amortized cost of available-for-sale securities increased $6.9 million during the nine months ended September 30, 2016.

Loans and Leases

The Corporation’s lending is primarily centered in Northwestern and West Central Ohio. Gross loans and leases totaled $359.1 million at September 30, 2016, compared to $354.3 million at December 31, 2015, an increase of $4.8 million (1.4%).

There are also unrecognized financial instruments at September 30, 2016 and December 31, 2015 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $89.0 million at September 30, 2016 and $84.4 million at December 31, 2015.

Allowance for Loan and Lease Losses

The following table presents a summary of activity in the allowance for loan and lease losses for the nine months ended September 30, 2016 and 2015:

	(in thousands)
	2016	2015
Balance, beginning of period	$3,834	$3,840
Provision (credit) for loan and lease losses	(700)	100
Charge offs	(129)	(574)
Recoveries	383	210
Net (charge offs) recoveries	254	(364)
Balance, end of period	$3,388	$3,576

The allowance for loan and lease losses as a percentage of gross loans and leases was .94% at September 30, 2016 and 1.00% at December 31, 2015. Regular provisions are made in amounts sufficient to maintain the balance in the allowance for loan and lease losses at a level considered by management to be adequate for losses within the portfolio. Even though management uses all available information to assess possible loan and lease losses, future additions or reductions to the allowance may be required as changes occur in economic conditions and specific borrower circumstances. The Bank recognized a negative provision, or credit, for loan and lease losses aggregating $700,000 during the first two quarters of 2016.  The credit for loan and lease losses was attributable to various factors, including the payoff in January 2016 of an impaired credit for which the Bank had provided a large specific reserve at December 31, 2015, and a significant decrease in 2016 year to date net loan charge-offs which has positively impacted (lowered) the Bank’s historical loss experience used in the allowance for loan and lease losses calculation for pooled reserves. The regulatory agencies that periodically review the Corporation’s allowance for loan and lease losses may also require additions to the allowance or the charge-off of specific loans and leases based upon the information available to them at the time of their examinations.

Loans and leases on non-accrual status amounted to $6.2 million and $5.9 million at September 30, 2016 and December 31, 2015, respectively. Non-accrual loans and leases as a percentage of outstanding loans amounted to 1.7% at September 30, 2016 and December 31, 2015.

The Corporation considers a loan or lease to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan or lease, as the case may be, based on current information and events. Impaired loans and leases, all consisting of commercial and commercial real estate credits, amounted to $3.4 million at September 30, 2016 and $6.0 million at December 31, 2015. The decrease in impaired loans and leases resulted from the payoff of one loan during the first quarter of 2016. All impaired loans and leases at September 30, 2016 and December 31, 2015 had specific reserves, with such reserves amounting to $1.2 million and $1.4 million at September 30, 2016 and December 31, 2015, respectively, and included in the Corporation’s allowance for loan and lease losses.

In addition to impaired loans, the Corporation had other potential problem credits of $9.7 million at September 30, 2016 and $15.0 million at December 31, 2015. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans and leases using loss rates calculated considering historic net loan-charge off experience. The Corporation has experienced $129,000 of loan charge-offs during the first nine months of 2016 compared to annual loan charge-offs of $638,000 in 2015, $497,000 in 2014, and $2.6 million in 2013, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios. The Corporation also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits, continue to be the most significant source of funds for the Corporation, totaling $517.5 million, or 96.5% of the Corporation’s funding sources at September 30, 2016. Total deposits decreased $921,000 during the nine months ended September 30, 2016.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers. Non-interest bearing deposits comprised 17.3% of total deposits at September 30, 2016, compared to 18.0% at December 31, 2015.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $5.7 million at September 30, 2016 and $2.1 million at December 31, 2015. The Corporation also has outstanding junior subordinated deferrable interest debentures of $12.8 million at September 30, 2016 and December 31, 2015. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

Shareholders’ equity increased from $71.6 million at December 31, 2015 to $75.3 million at September 30, 2016, principally due to net income of $4,021,000 and a $1,463,000 increase in unrealized securities gains, net of tax, net of dividends paid and net treasury stock transactions.

For the nine month period ended September 30, 2015, shareholders’ equity increased from $67.8 million at December 31, 2014 to $71.4 million. This increase was the result of net income of $4,528,000, dividends paid of $902,000, repurchase of 39,321 shares of $594,000, the issuance of 715 treasury shares under the Corporation’s Employee Stock Purchase Plan of $14,000, and a $627,000 increase in unrealized securities losses, net of tax.

The increase in unrealized securities gains during the nine month periods ended September 30, 2016 and 2015, was the result of customary and expected changes in the bond market. Net unrealized gains/losses on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

The Corporation and Bank met all regulatory capital requirements as of September 30, 2016, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the nine month period ended September 30, 2016. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan and lease losses.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended September 30, 2016:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
07/01/16 - 07/31/16	-	$-	366,570	233,430

08/01/16 - 08/31/16	20,767	$20.10	387,337	212,663

09/01/16 - 09/30/16	-	$-	387,337	212,663

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

UNITED BANCSHARES, INC.

Date:	October 27, 2016	By:/s/ Daniel J. Lucke
Daniel J. Lucke
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED September 30, 2016

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

