Form 10-K
period 2016-12-31
UNITED BANCSHARES INC/OH
filed 2017-03-02
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934, as amended

For the fiscal year ended December 31, 2016

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

Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $55,655,207, based upon the last sales price as quoted on the NASDAQ Global Market as of June 30, 2016.

The number of shares of Common Stock, no par value outstanding as of January 31, 2017: 3,266,877

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2016 are incorporated by reference into Part II. Portions of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on April 26, 2017 are incorporated by reference into Part III.

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

3

PART I

Item 1.	Business

Overview

United Bancshares, Inc. (“UBOH”), an Ohio corporation, organized in 1985, is headquartered in Columbus Grove, Ohio. We are a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), with consolidated total assets of $633.1 million at December 31, 2016. UBOH is regulated as a one-bank holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and its principal asset and operating subsidiary is The Union Bank Company, an Ohio state chartered commercial bank (“Union Bank”). As of December 31, 2016, UBOH and its subsidiary (collectively the “Corporation”) employed approximately 155 full-time equivalent employees.

United Bancshares, Inc.’s common stock has traded on the NASDAQ Global Market under the symbol “UBOH” since March 2001.

Union Bank

Union Bank is an Ohio state-chartered bank supervised by the State of Ohio, Division of Financial Institutions (the “ODFI”), and the Federal Deposit Insurance Corporation (the “FDIC”). Through Union Bank, we provide a wide range of commercial and retail banking services. Union Bank offers a full range of commercial banking services, including checking accounts, savings and money market accounts; certificates of deposit; on-line banking and automatic teller machines; commercial, consumer, agricultural, residential mortgage and home equity loans; wealth management services; treasury management services; safe deposit box rentals; and other personalized banking services. Through our fifteen branch offices located in Bowling Green, Columbus Grove, Delaware, Delphos, Findlay, Gibsonburg, Kalida, Leipsic, Lima, Marion, Ottawa, and Pemberville, Ohio, we serve the Ohio counties of Allen, Delaware, Hancock, Marion, Putnam, Sandusky, Van Wert, and Wood.

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

Additional information

Our executive offices are located at 100 S. High Street, Columbus Grove, OH 45830 and our telephone number is (419) 659-2141. Our website is www.theubank.com.

We make available free of charge, on or through the Investor Relations link on our website (www.theubank.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website and available in print upon request are the charters for our Audit Committee, Compensation, and Nominating Committees and our Senior Officer Code of Ethics. Within the time period required by the SEC and the NASDAQ Global Market, we will post on our website any amendment to the Senior Officer Code of Ethics or the above-referenced governance documents or you may request the documents by writing to our Chief Financial Officer at The Union Bank Co., 100 South High Street, Columbus Grove, OH 45830 or by calling (419) 659-2141.

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

In recent years, mergers and acquisitions have led to greater concentration in the banking industry, placing added competitive pressure on our core banking products and services. Consolidation continued during 2016, primarily through private merger and acquisition transactions, and led to redistribution of deposits and certain banking assets to other financial institutions. We expect this trend to continue during 2017, due primarily to increased compliance costs. We, therefore, expect competition in the markets we serve to intensify with the advent of new technology and consolidation trends. As a matter of course, we continue to evaluate opportunities in the markets we serve or contiguous markets to improve our footprint, while balancing the efficiency of technology.

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

Union Bank

As an Ohio state-chartered bank, and a member of the DIF, administered by the FDIC, Union Bank is supervised and regulated by the ODFI and the FDIC. As insurer, the FDIC imposes deposit insurance premiums and conducts examinations of and requires reporting by FDIC-insured institutions under the Federal Deposit Insurance Act, as amended (the “FDIA”).

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

As a member of the Federal Home Loan Bank, Union Bank is required to, among other things, maintain an investment in capital stock of the FHLB. Union Bank receives dividends on its investment in FHLB stock. Under certain conditions, secured advances to Union Bank are available from the FHLB to meet operational requirements. Such advances are renewable and can be obtained up to specified dollar amounts. These advances are secured primarily by Union Bank’s eligible mortgage loans and FHLB stock.

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

The risk-based capital guidelines adopted by the federal banking regulators and effective through December 31, 2016, include both a definition and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least 4% is to be comprised of common shareholders’ equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan losses. Each of the federal banking agencies also impose a minimum leverage ratio (Tier 1 capital to total assets) for banking organizations. The minimum leverage ratio is currently 3% for bank holding companies that are considered “strong” under the Federal Reserve Board’s guidelines or which have implemented the Federal Reserve Board’s risk-based capital measure for market risk. The minimum leverage ratio is 1%-2% higher for other bank holding companies and banks based on their particular circumstances and risk profiles and for those banks experiencing or anticipating significant growth. The FDIC imposes similar capital requirements on Union Bank adopted by the FDIC.

The Corporation currently satisfies all capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC. The junior subordinated deferrable interest debentures issued in 2003 and the trust preferred securities from The Ohio State Bank (“OSB”) acquisition, as described in Note 10 of the consolidated financial statements contained in the Corporation’s Annual Report, currently qualify as Tier 1 capital for regulatory purposes. However, it is possible that regulations could change so that such securities do not qualify.

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

The FDIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to an FDIC-insured depository institution that does not meet certain capital adequacy standards. Banks and savings associations are classified into one (1) of five (5) categories based upon capital adequacy, ranging from “well-capitalized” to “critically undercapitalized.” Restrictions on operations, management and capital distributions begin to apply at “adequately capitalized” status and become progressively stricter as the insured depository institutions approaches “critically undercapitalized” status. Generally, the regulations require the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “undercapitalized” and to take additional actions if the institution becomes “significantly undercapitalized” or “critically undercapitalized.” Effective January 1, 2015, final rules promulgated by the FDIC pursuant to the Dodd-Frank Act, provide that for a depository institution to be considered well-capitalized it must maintain common equity tier 1 capital of at least 6.5%; tier 1 risk-based capital of at least 8%; total risk-based capital of at least 10%; and a tier 1 leverage ratio of at least 5%. As of December 31, 2016, Union Bank has total risk-based capital of 16.6%, tier 1 risk-based capital and CET 1 capital of 15.9%, and tier 1 leverage of 12.0%. While the Prompt Corrective Action requirements only apply to FDIC-insured depository institutions and not to bank holding companies, the mandatory Prompt Corrective Action “capital restoration plan” required of an undercapitalized institution by its relevant regulator must be guaranteed to a limited extent by the institution’s parent bank holding company.

In October 2013, the federal banking regulators published final rules establishing a new comprehensive capital framework for U.S. banking organizations (the “Regulatory Capital Rules”). The Regulatory Capital Rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standard as well as certain provisions of the Dodd-Frank Act. The implementation of the Regulatory Capital Rules will lead to higher capital requirements and more restrictive leverage liquidity ratios than those currently in place. In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Regulatory Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements. The capital conservation buffer will be phased in over time, beginning January 1, 2016, for non-advanced approach institutions, like Union Bank and UBOH, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. The Regulatory Capital Rules also revise the regulatory agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity. The Regulatory Capital Rules phase in beginning January 1, 2015, for non-advanced approaches banking organizations, like UBOH and Union Bank and will be fully phased in by January 1, 2019. While UBOH and Union Bank currently meet all regulatory capital requirements, the ultimate impact upon the financial condition or results of operations cannot be predicted until 2019 when the rules become fully-phased in.

Federal banking law and regulations impose limitations on the payment of dividends by our bank subsidiary, Union Bank. Historically, dividends paid by Union Bank have been an important source of cash flow for UBOH to pay dividends on its equity securities and interest on its debt. Dividends by our bank subsidiary are limited to the lessor of the amounts calculated under an earnings retention test and an undivided profits test. Under the earnings retention test, without the prior approval of the FDIC, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years. Under the undivided profits test, a dividend may not be paid in excess of a bank’s undivided profits. Moreover, under the FDIA, an insured depository institution may not pay a dividend if the payment would cause it to be in a less than “adequately capitalized” prompt corrective action capital category or if the institution is in default in the payment of an assessment due to the FDIC. For more information about the payment of dividends by Union Bank to UBOH, please see Note 15 of the consolidated financial statements contained in the Corporation’s Annual Report.

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

Other Regulatory Developments under the Dodd-Frank Act

Federal regulators continue to implement provisions of the Dodd-Frank Act. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for some portions of the Dodd-Frank Act. The Corporation is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements. The following discussion summarizes significant aspects of the Dodd-Frank Act that are already affecting or may affect UBOH and Union Bank:

•	the Consumer Financial Protection Bureau has been established and empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;
•	the deposit insurance assessment base for federal deposit insurance has been expanded from domestic deposits to average assets minus average tangible equity;
•	the prohibition on the payment of interest on commercial demand deposits has been repealed;
•	the standard maximum amount of deposit insurance per customer has been permanently increased to $250,000;
•	new corporate governance requirements require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, requiring compensation committees to consider the independence of compensation advisors and meeting new executive compensation disclosure requirements;
•	the Federal Reserve Board has established rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion. Although the cap is not applicable to Union Bank, it may have an adverse effect on Union Bank as the debit cards issued by Union Bank and other smaller banks, which have higher interchange fees, may become less competitive;
•	“ability to repay” regulations generally require creditors to make a reasonable, good faith determination (considering at least 8 specified underwriting factors) of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage or temporary loan) and provides a presumption that the creditor making a “qualified mortgage” satisfied the ability-to-repay requirements; and
•	the authority of the Federal Reserve Board to examine financial holding companies and their non-bank subsidiaries was expanded.

Some aspects of the Dodd-Frank Act are still subject to rulemaking and will take effect in the coming years, making it difficult to anticipate the full financial impact on the Corporation, their respective customers or the financial services industry more generally. However, the implementation of certain provisions have already increased compliance costs and the implementation of future provisions will most likely further increase both compliance costs and fees paid to regulators, along with possibly restricting the operations of the Corporation.

The Bank Secrecy Act (BSA)

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

Statistical Financial Information Regarding the Corporation

The following schedules and table analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiary, as required under Securities Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation, both of which are included in the 2016 Annual Report.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.	The following are the average balance sheets for the years ended December 31:

	2016	2015	2014
	(in thousands)
ASSETS
Interest-earning assets
Securities (1)
Taxable	$121,442	$139,407	$140,322
Non-taxable	70,371	68,331	61,155
Interest bearing deposits	11,042	11,336	31,653
Loans (2)	361,437	358,368	310,237
Total interest-earning assets	564,292	577,442	543,367
Non-interest-earning assets
Cash and due from banks	9,081	8,932	13,625
Premises and equipment, net	11,929	12,211	9,053
Accrued interest receivable and other assets	32,984	33,754	27,727
Allowance for loan losses	(3,598)	(3,586)	(4,062)

	$614,688	$628,753	$589,710

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$285,729	$283,904	$251,825
Time deposits	140,562	159,635	164,461
Junior subordinated deferrable interest debentures	12,791	12,755	10,620
Other borrowings	4,525	9,739	11,601
Total interest-bearing liabilities	443,607	466,033	438,507
Non-interest-bearing liabilities
Demand deposits	92,811	87,820	81,938
Accrued interest payable and other Liabilities	4,203	4,919	4,396

Shareholders' equity (3)	74,067	69,981	64,869

	$614,688	$628,753	$589,710

(1)	Securities include securities available-for-sale, which are carried at fair value, and restricted bank stock carried at cost. The average balance includes monthly average balances of fair value adjustments and daily average balances for the amortized cost of securities.
(2)	Loan balances include principal balances of non-accrual loans and loans held for sale.
(3)	Shareholders’ equity includes average net unrealized appreciation (depreciation) on securities available-for-sale, net of tax.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

B.	The following tables set forth, for the years indicated, the condensed average balances of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average interest rates earned or paid thereon.

	2016
	Average		Average
	Balance	Interest	Rate
	(dollars in thousands)
Interest-earning assets
Securities (1)
Taxable	$121,442	$2,202	1.81%
Non-taxable (2)	70,371	2,479	3.52%
Loans (3, 4)	361,437	17,457	4.83%
Interest-Bearing deposits	11,042	332	3.01%
Total interest-earning assets	564,292	22,470	3.98%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$285,729	578	0.20%
Time deposits	140,562	1,109	0.79%
Junior subordinated deferrable interest debentures	12,791	495	3.87%
Other borrowings	4,525	49	1.08%
Total interest-bearing liabilities	$443,607	2,231	0.50%

Net interest income, tax equivalent basis		$20,239
Net interest income as a percent of average interest-earning assets			3.59%

(1)	Securities include securities available-for-sale, which are carried at fair value, and restricted bank stock carried at cost. The average balance includes monthly average balances of fair value adjustments and daily average balances for the amortized cost of securities.
(2)	Computed on tax equivalent basis for non-taxable securities (34% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans.
(4)	Interest income on loans includes fees of $971,073.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2015
	Average		Average
	Balance	Interest	Rate
	(dollars in thousands)
Interest-earning assets
Securities (1)
Taxable	$139,407	$2,549	1.83%
Non-taxable (2)	68,331	2,555	3.74%
Loans (3, 4)	358,368	18,322	5.11%
Interest-Bearing Deposits	11,336	279	2.46%
Total interest-earning assets	577,442	23,705	4.11%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$283,904	335	0.12%
Time deposits	159,635	1,245	0.78%
Junior subordinated deferrable interest debentures	12,755	446	3.50%
Other borrowings	9,739	52	0.53%
Total interest-bearing liabilities	$466,033	2,078	0.45%

Net interest income, tax equivalent basis		$21,627
Net interest income as a percent of average interest-earning assets			3.75%

(1)	Securities include securities available-for-sale, which are carried at fair value, and FHLB stock carried at cost. The average balance includes monthly average balances of market value adjustments and daily average balances for the amortized cost of securities.
(2)	Computed on tax equivalent basis for non-taxable securities (34% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans.
(4)	Interest income on loans includes fees of $705,810.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2014
	Average		Average
	Balance	Interest	Rate
	(dollars in thousands)
Interest-earning assets
Securities (1)
Taxable	$140,322	$2,851	2.03%
Non-taxable (2)	61,155	2,554	4.18%
Loans (3, 4)	310,237	14,966	4.82%
Interest-Bearing Deposits	31,653	114	0.36%
Total interest-earning assets	543,367	20,485	3.77%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$251,825	304	0.12%
Time deposits	164,461	1,665	1.01%
Junior subordinated deferrable interest debentures	10,620	356	3.35%
Other borrowings	11,601	343	2.96%
Total interest-bearing liabilities	$438,507	2,668	0.61%

Net interest income, tax equivalent basis		$17,817
Net interest income as a percent of average interest-earning assets			3.28%

(1)	Securities include securities available-for-sale, which are carried at fair value, and FHLB stock carried at cost. The average balance includes monthly average balances of market value adjustments and daily average balances for the amortized cost of securities.
(2)	Computed on tax equivalent basis for non-taxable securities (34% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans and loans held for sale.
(4)	Interest income on loans includes fees of $700,578.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

C.	The following tables set forth the effect of volume and rate changes on interest income and expenses for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

Volume variance - change in volume multiplied by the previous year’s rate.

Rate variance - change in rate multiplied by the previous year’s volume.

Rate/volume variance - change in volume multiplied by the change in rate.

•	This variance was allocated to volume variances and rate variances in proportion to the relationship of the absolute dollar amount of the change in each.

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.

	2016/2015
	Total	Variance Attributable To
	Variance	Volume	Rate
	(in thousands)
INTEREST INCOME
Securities -
Taxable	$(347)	$(326)	$(21)

Non-taxable	(75)	75	(150)

Loans	(866)	156	(1,022)

Other	53	(7)	60

Subtotal	(1,235)	(102)	(1,133)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	243	2	241

Time deposits	(136)	(150)	14

Junior subordinated deferrable interest debentures	49	1	48

Other borrowings	(3)	(37)	34

Subtotal	153	(184)	337

NET INTEREST INCOME	$(1,388)	$82	$(1,470)

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2015/2014
	Total	Variance Attributable To
	Variance	Volume	Rate
	(in thousands)
INTEREST INCOME
Securities -
Taxable	$(302)	$(18)	$(284)

Non-taxable	1	283	(282)

Loans	3,356	2,422	934

Other	165	(115)	280

Subtotal	3,220	2,572	648

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	31	38	(7)

Time deposits	(420)	(48)	(372)

Junior subordinated deferrable interest debentures	90	74	16

Other borrowings	(291)	(48)	(243)

Subtotal	(590)	16	(606)

NET INTEREST INCOME	$3,810	$2,556	$1,254

II.	INVESTMENT PORTFOLIO

A.	The carrying amounts of securities available-for-sale as of December 31 are summarized as follows:

	2016	2015	2014
	(in thousands)
U.S. Government agency securities	$-	$3,966	$9,537
Obligations of states and political subdivisions	70,624	73,482	58,098
Mortgage-backed securities	118,595	104,480	137,819
Other	986	1,001	1,007
	$190,205	$182,929	$206,461

The above excludes restricted bank stock amounting to $4,830,000 in 2016, 2015 and 2014.

B.	The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2016 are as follows (1):

		Maturing
		After One	After Five
		Year	Years
	Within	But Within	But Within	After
	One Year	Five Years	Ten Years	Ten Years
	(dollars in thousands)
Obligations of states and political subdivisions	$2,324	$16,301	$36,554	$16,831
Mortgage-backed securities (2)	-	327	15,468	101,414

	$2,324	$16,628	$52,022	$118,245

		Weighted Average Yield
Obligations of states and political subdivisions	2.86%	2.84%	2.65%	3.15%
Mortgage-backed securities (2)	-	5.25%	3.08%	2.59%

Weighted Average Yield - Portfolio	2.86%	2.89%	2.78%	2.67%

(1)	Table excludes restricted bank stock and $986,000 of securities having no maturity date.
(2)	Maturity based upon estimated weighted-average life.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.	There were no securities which exceeded 10% of shareholders’ equity at December 31, 2016.

III.	LOAN AND LEASE PORTFOLIO

A.	Types of Loans and Leases – Total loans and leases, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	2016	2015	2014	2013	2012
	(in thousands)
Commercial and agricultural	$283,205	$272,297	$275,769	$235,152	$241,730
Real estate mortgage	90,379	78,443	80,598	56,651	61,276
Consumer loans	4,012	3,857	4,800	3,934	4,396
	$377,596	$354,597	$361,167	$295,737	$307,402

Real estate mortgage loans include real estate construction loans of $2.2 million in 2016, $10.3 million in 2015, $1.3 million in 2014, $3.6 million in 2013, and $2.6 million in 2012. There were no lease financing receivables in any year.

CONCENTRATIONS OF CREDIT RISK – The Corporation’s depository institution subsidiary grants commercial, real estate, installment, and credit card loans to customers primarily located in Northwestern and West Central Ohio. Commercial loans include loans collateralized by business assets and agricultural loans collateralized by farm equipment. As of December 31, 2016, commercial and agricultural loans make up 75.00% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses. As of December 31, 2016, real estate mortgage loans make up 23.94% of the loan and lease portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 2016, consumer loans to individuals make up 1.06% of the loan and lease portfolio and are primarily collateralized by consumer assets.

B.	Maturities and Sensitivities of Loans and Leases to Changes in Interest Rates – The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2016 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

Commercial
and
Maturing	Agricultural
(in thousands)
Within one year	$447
After one year but within five years	67,448
After five years	215,310
$283,205

III.	LOAN AND LEASE PORTFOLIO (CONTINUED)

	Interest Sensitivity
	Fixed	Variable and
	Rate	Adjustable Rate	Total
	(in thousands)
Due after one year but within five years	$24,178	$43,270	$67,448
Due after five years	19,576	195,734	215,310
	$43,754	$239,004	$282,758

C.	Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans and Leases – The following table summarizes non-accrual, past due, restructured and impaired loans and leases at December 31:

	2016	2015	2014	2013	2012
	(in thousands)
(a) Loans accounted for on a non-accrual basis	$6,003	$5,945	$5,220	$6,511	$17,171

(b) Loans contractually past due 90 days or more as to interest or principal payments and still accruing interest	154	260	1,513	37	25

(c) Loans not included in (a) or (b) which are "Troubled Debt Restructurings" as defined by accounting principles generally accepted in the United States of America	1,208	1,795	2,121	495	2,139

	$7,365	$8,000	$8,854	$7,043	$19,335

The following is reported for the years ended December 31:

	2016	2015	2014	2013	2012
	(in thousands)
Gross interest income that would have been recorded on non-accrual loans outstanding if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period	$275	$432	$596	$633	$1,143

Interest income actually recorded on non- accrual loans and included in net income for the period	-	-	-	-	-

Interest income not recognized during the period	$275	$432	$596	$633	$1,143

III.	LOAN PORTFOLIO (CONTINUED)

1.	Discussion of the non-accrual policy

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

As of December 31, 2016, in addition to the $7.4 million of loans reported under Item III C, there are approximately $9.7 million of other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III C at some future date. Consideration was given to loans classified for regulatory purposes as substandard or special mention that have not been disclosed in Item III C above.

3.	Foreign outstandings

None.

4.	Loan concentrations

At December 31, 2016, loans outstanding relating to agricultural operations or collateralized by agricultural real estate aggregated $39,108,000. At December 31, 2016, there were four borrowers with loans totaling $340,000 in agricultural loans, which were accounted for on a non-accrual basis.

D.	Other interest-bearing assets

As of December 31, 2016, there were no other interest-bearing assets that are required to be disclosed.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2016	2015	2014	2013	2012
	(dollars in thousands)
LOANS
Loans outstanding at end of period (1)	$377,596	$354,597	$361,167	$295,737	$307,402
Average loans outstanding during period (1)	$361,437	$358,368	$310,237	$299,379	$325,114
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$3,834	$3,840	$4,014	$6,918	$8,543
Loans charged off:
Commercial and agricultural	(98)	(447)	(368)	(2,614)	(2,103)
Real estate mortgage	(52)	(176)	(117)	(4)	(144)
Consumer loans to individuals	(10)	(16)	(12)	(23)	(14)
	(160)	(639)	(497)	(2,641)	(2,261)
Recoveries of loans previously charged off:
Commercial and agricultural	351	222	739	541	379
Real estate mortgage	61	$20	9	11	14
Consumer loans	9	$9	5	18	43
	421	251	753	570	436
Net loans (charged off) recoveries	261	(388)	256	(2,071)	(1,825)
Provision (credit) for loan losses	(750)	382	(430)	(833)	200

Balance at end of period	$3,345	$3,834	$3,840	$4,014	$6,918

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.07)%	0.11%	(0.08)%	0.69%	0.56%

(1)	Including loans held for sale.

The amount of loan charge-offs and recoveries fluctuate from year to year due to various factors relating to the condition of the general economy and specific business segments. The 2016 loan charge-offs included forty-six consumer, mortgage, HELOC, commercial or agricultural credits, with the largest individual charge-off being $86,000. The 2015 loan charge-offs included twenty-five consumer, mortgage, HELOC, commercial or agricultural credits, with the largest individual charge-off being $327,000. In 2014, the net recoveries of $256,000 included seven commercial or agricultural borrowers, with the largest charge-off being $181,000. The 2013 loan charge-offs included nine commercial or agricultural credits, with the largest individual charge-off being $1,269,000. The 2012 loan charge-offs included twenty-three commercial or agricultural credits, with the largest individual charge-off being $509,000.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

The Corporation recognized a credit for loan losses of $750,000 in 2016, a provision for loan losses of $382,000 in 2015 and a credit for loan losses of $430,000 in 2014. Problem and potential problem loans aggregated $9.7 million at December 31, 2016 compared to $15.0 million December 31, 2015. The Corporation will continue to monitor the credit quality of its loan portfolio, and especially the quality of those credits identified as problem or potential problem credits, to ensure the allowance for loan losses is maintained at an appropriate level.

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

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
		Percentage		Percentage
		of Loans in		of Loans in
		Each Category		Each Category
	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans
	(dollars in thousands)
	December 31, 2016		December 31, 2015
Commercial and agricultural	$2,772	82.9%	$3,433	89.5%
Real Estate mortgages	542	16.2%	373	9.7%
Consumer loans to individuals	31	0.9%	28	0.7%
	$3,345	100.0%	$3,834	100.0%

	December 31, 2014		December 31, 2013
Commercial and agricultural	$3,453	76.4%	$3,651	79.5%
Real Estate mortgages	363	22.3%	345	19.2%
Consumer loans to individuals	23	1.3%	18	1.3%
	$3,839	100.0%	$4,014	100.0%

	December 31, 2012
Commercial and agricultural	$6,269	78.7%
Real Estate mortgages	602	19.9%
Consumer loans to individuals	47	1.4%
	$6,918	100.0%

The allowance for loan losses at December 31, 2016 included specific reserves for impaired loans amounting to $1,018,000 compared to $1,371,000 at December 31, 2015.

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

A.&B.   The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	(dollars in thousands)
	2016	2016	2015	2015
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate

Savings and interest-bearing demand deposits	$285,729	0.20%	$283,904	0.12%
Time deposits	140,562	0.79%	159,635	0.78%
Demand deposits (non-interest bearing)	92,811	-	87,820	-
	$519,102		$531,359

	2014	2014
	Average	Average
	Amount	Rate

Savings and interest-bearing demand deposits	$251,825	0.12%
Time deposits	164,461	1.01%
Demand deposits (non-interest bearing)	81,938	-
	$498,224

C.&E.    There were no foreign deposits in any periods presented.

V.	DEPOSITS (CONTINUED)

D.	Maturities of certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2016 are summarized as follows:

(in thousands)
Three months or less	$7,534
Over three months and through six months	6,639
Over six months and through twelve months	13,543
Over twelve months	19,704
$47,420

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2016	2015	2014
	(dollars in thousands)

Average total assets	$614,688	$628,753	$589,710
Average shareholders' equity (1)	$74,067	$69,981	$64,869
Net Income	$5,521	$5,917	$4,311
Cash dividends declared	$1,446	$1,200	$1,194
Return on average total assets	0.90%	0.94%	0.73%
Return on average shareholders' equity	7.94%	8.46%	6.65%
Dividend payout ratio (2)	26.19%	20.28%	27.67%
Average shareholders' equity to average total assets	12.05%	11.13%	11.00%

(1)	Average shareholders’ equity includes average unrealized gains or losses on securities available-for-sale.
(2)	Dividends declared divided by net income.

VII.	SHORT-TERM BORROWINGS

The Corporation has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs. At December 31, 2016, the Corporation did not have any federal funds purchased, out of the $78.6 million available under such lines. The Corporation also uses repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Corporation from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2016, the Corporation had no repurchase agreements.

The following table sets forth the maximum month-end balance for the Corporation’s outstanding short-term borrowings (federal funds purchased and repurchase agreements), along with the average aggregate balances and weighted average interest for 2016, 2015, and 2014.

	2016	2015	2014
	(dollars in thousands)

Balance at year-end	$-	$-	$-
Maximum balance at month-end during the period	$-	$-	$4,601
Average balance	$-	$-	$2,952
Weighted average interest rate	-%	-%	0.14%

Item 1A. Risk Factors

There are risks inherent to the Corporation’s business. The material risks and uncertainties that management believes affect the Corporation are described below. The risks and uncertainties described below are not the only ones facing the Corporation. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Corporation’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, the Corporation’s financial condition and results of operations could be materially and adversely affected.

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

The Corporation’s level of non-performing loans has decreased over the past couple of years. However, an increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loans losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. In recent years, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new Administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

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

Emergence of nonbank alternatives to the financial system.

Consumers may decide not to use banks to complete their financial transactions. Technology and other changes, including the emergence of “Fintech Companies” are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

The following is a listing and brief description of the properties owned by the Corporation and the Bank and used in its business. All of the 16 properties are suitable for their intended use. In total, the facilities represent approximately 97,973 square feet.

Full-Service Branch Locations
Main Office: Columbus Grove 100 South High Street

Branch Locations:
Bowling Green 1300 North Main Street	Ottawa 245 West Main Street

Delaware 30 Coal Bend

Delphos 114 East 3rd Street	Marion 111 South Main Street 220 Richland Road

Findlay
1500 Bright Road

Gibsonburg 230 West Madison Street	Pemberville 132 East Front Street

Kalida
110 East North Street Leipsic 318 South Belmore Street	Drive-thru Facility Columbus Grove 101 Progressive Drive

Lima Locations 3211 Elida Road	Operations Facility
1410 Bellefontaine Avenue 701 Shawnee Road	Columbus Grove 102 – 106 South High Street

Item 3.	Legal Proceedings

As of March 2, 2017, there are no pending legal proceedings to which the Corporation or its subsidiary are a party or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiary are a party incident to its banking business. None of such proceedings are considered by the Corporation to be material.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2016 (“Annual Report”), which is included herein as Exhibit 13.

Stock Repurchase Program

The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2016:

			Total number	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced plan	under the plan
Period	purchased	per share	or program	or program(1)

10/01/16 - 10/31/16	0	$0	387,337	212,663

11/01/16 - 11/30/16	9,997	$19.64	397,334	202,666

12/01/16 - 12/31/16	0	$0	397,334	202,666

(1)	A stock repurchase program (“Plan”) was announced on July 29, 2005 (100,000 shares authorized) and expanded by 100,000 shares on December 23, 2005, 200,000 shares on March 20, 2007, and 200,000 shares on December 17, 2014. The Plan authorizes the Corporation to repurchase up to 600,000 of the Corporation’s common shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2016 (“Annual Report”), which is included herein as Exhibit 13.

Item 6.	Selected Financial Data

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2016 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from page 5 through 15 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2016 (“Annual Report”), which is included herein as Exhibit 13.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We hereby incorporate information relating to market risk by reference to pages 14 through 15 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2016 (“Annual Report”), which is included herein as Exhibit 13.

Item 8.	Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 17 through 60 of United Bancshares’ Annual Report to Shareholders for 2016 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. An evaluation was performed under the supervision, and with the participation, of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2016. Based on the results of the evaluation, and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Management assessed the Corporation’s internal controls as of December 31, 2016, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2014) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2016, the Corporation’s internal control over financial reporting met the criteria.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Our Proxy Statement will be filed with the SEC no later than March 30, 2017, in preparation for the 2017 Annual Meeting of Shareholders scheduled for April 26, 2017. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein concerning Directors and Executive Officers is contained under the captions “Election of Directors” and “Directors and Executive Officers” of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 26, 2017, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the captions “Audit Committee” and “Audit Committee Report” of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 26, 2017, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s procedures for the nomination of Directors is contained under the caption “Committees of the Board of Directors” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 26, 2017, which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 26, 2017, which is incorporated herein by reference.

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

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Directors and Executive Officers” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 26, 2017, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Voting Securities” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 26, 2017, which is incorporated herein by reference.

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

Information required by this item concerning director independence is contained under the caption “Board of Directors Independence” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 26, 2017, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 26, 2017, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements (and reports thereon) are set forth on pages 17 through 60 of the Corporation’s 2016 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2016 and 2015

Consolidated Statements of Income - Years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Comprehensive Income - Years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Shareholders' Equity - Years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows - Years ended December 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of SEC Regulation S-K) in this filing:

Exhibit No.

2.1	Stock Purchase Agreement by and among United Bancshares, Inc., Ohio State Bancshares, Inc. and Rbancshares, Inc., dated July 1, 2014	(6)

3.1	Articles of Incorporation	(1)
3.2	Regulations	(1)
10.1	Preferred Trust Securities, Placement and Debenture agreements	(2)
10.2	Agreement – Brian D. Young	(4)
10.3	Salary Continuation Agreement - Brian D. Young	(2)
10.4	Salary Continuation Agreement – Heather M. Oatman	(5)
13	2016 Annual Report to Shareholders	(3)
21	Subsidiaries	(3)
23	Consent of Independent Registered Public Accounting Firm	(3)
31.1	Rule 13a-14(a)/15d-14(a) CEO's Certification	(3)

31.2	Rule 13a-14(a)/15d-14(a) CFO's Certification	(3)

32.1	Section 1350 CEO's Certification	(3)

32.2	Section 1350 CFO's Certification	(3)

99	Safe Harbor under The Private Securities Litigation Reform Act of 1995	(3)

101.INS	XBRL Instance Document (a)	(3)
101.SCH	XBRL Taxonomy Extension Schema	(3)
101.CAL	XBRL Taxonomy Extension Calculation	(3)
101.DEF	XBRL Taxonomy Extension Definition	(3)
101.LAB	XBRL Taxonomy Extension Label	(3)
101.PRE	XBRL Taxonomy Extension Presentation	(3)

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

(6) Incorporated herein by reference to the Corporations’ s Form 8-K filed July 1, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCSHARES, INC.

By:	/s/ BRIAN D. YOUNG
Brian D. Young, CEO, President

By:	/s/ DANIEL J. LUCKE
Daniel J. Lucke
Chief Financial Officer

Date: March 2, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BRIAN D. YOUNG	Director	March 2, 2017
Brian D. Young

/s/ JAMES N. REYNOLDS	Director	March 2, 2017
James N. Reynolds

/s/ H. EDWARD RIGEL	Director	March 2, 2017
H. Edward Rigel

/s/ R. STEVEN UNVERFERTH	Director	March 2, 2017
R. Steven Unverferth

/s/ ROBERT L. BENROTH	Director	March 2, 2017
Robert L. Benroth

/s/ DAVID P. ROACH	Director	March 2, 2017
David P. Roach

/s/ DANIEL W. SCHUTT	Director	March 2, 2017
Daniel W. Schutt

