Form 10-Q
period 2017-03-31
UNITED BANCSHARES INC/OH
filed 2017-04-27
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2017: 3,267,049

This document contains 45 pages. The Exhibit Index is on page 39 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	(in thousands except share data)
	March 31,	December 31,
	2017	2016
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$8,655	$9,926
Interest-bearing deposits in other banks	6,678	4,260
Total cash and cash equivalents	15,333	14,186
SECURITIES, available-for-sale	190,157	190,205
FEDERAL HOME LOAN BANK STOCK, at cost	4,830	4,830
CERTIFICATES OF DEPOSIT, at cost	1,494	1,494
LOANS HELD FOR SALE	886	1,510
LOANS AND LEASES	381,529	376,086
Less allowance for loan and lease losses	2,974	3,345
Net loans and leases	378,555	372,741
PREMISES AND EQUIPMENT, net	14,480	13,395
GOODWILL	10,072	10,072
CORE DEPOSIT INTANGIBLE ASSETS, net	732	766
CASH SURRENDER VALUE OF LIFE INSURANCE	17,449	17,351
OTHER REAL ESTATE OWNED	479	578
OTHER ASSETS, including accrued interest receivable	6,073	5,991
TOTAL ASSETS	$640,540	$633,119
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$98,048	$98,134
Interest-bearing	435,945	426,546
Total deposits	533,993	524,680
Other borrowings	15,395	18,774
Junior subordinated deferrable interest debentures	12,815	12,806
Other liabilities	4,377	4,301
Total liabilities	566,580	560,561
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; issued 3,760,557 shares	3,761	3,761
Surplus	14,695	14,674
Retained earnings	63,718	62,717
Accumulated other comprehensive loss	(495)	(866)
Treasury stock, at cost, 493,508 shares at March 31, 2017 and 494,040 shares at December 31, 2016	(7,719)	(7,728)
Total shareholders’ equity	73,960	72,558
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$640,540	$633,119

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiary

Condensed Consolidated Statements of Income (Unaudited)

	(in thousands except share data)
	Three months ended March 31,
	2017	2016
INTEREST INCOME
Loans & leases, including fees	$4,344	$4,199
Securities:
Taxable	633	537
Tax-exempt	417	430
Other	74	79
Total interest income	5,468	5,245
INTEREST EXPENSE
Deposits	432	386
Borrowings	177	128
Total interest expense	609	514
Net interest income	4,859	4,731
CREDIT FOR LOAN AND LEASE LOSSES	(350)	(400)
Net interest income after credit for loan and lease losses	5,209	5,131
NON-INTEREST INCOME
Gain on sale of loans	117	69
Net securities gains	82	120
Other operating income	1,061	930
Total non-interest income	1,260	1,119
NON-INTEREST EXPENSES	4,633	4,556
INCOME BEFORE INCOME TAXES	1,836	1,694
PROVISION FOR INCOME TAXES	442	386
NET INCOME	$1,394	$1,308
NET INCOME PER SHARE (basic and diluted)	$0.43	$0.40
Weighted average common shares outstanding (basic)	3,266,990	3,301,206
Weighted average common shares outstanding (diluted)	3,269,378	3,301,206

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	(in thousands)
	Three months ended March 31,
	2017	2016

NET INCOME	$1,394	$1,308

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Unrealized holding gains during period	644	2,176
Reclassification adjustments for gains included in net income	(82)	(120)
Other comprehensive income, before income taxes	562	2,056
Income tax expense related to items of other comprehensive income	191	699
Other comprehensive income	371	1,357
COMPREHENSIVE INCOME	$1,765	$2,665

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three months ended March 31, 2017 and 2016

	(in thousands except share data)
	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total

BALANCE AT DECEMBER 31, 2016	$3,761	$14,674	$62,717	$(866)	$(7,728)	$72,558
Comprehensive income:
Net income	-	-	1,394	-	-	1,394
Other comprehensive income	-	-	-	371	-	371
532 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	4	-	-	9	13
Stock option expense	-	17	-	-	-	17
Cash dividends declared, $0.12 per share	-	-	(393)	-	-	(393)
BALANCE AT MARCH 31, 2017	$3,761	$14,695	$63,718	$(495)	$(7,719)	$73,960

BALANCE AT DECEMBER 31, 2015	$3,761	$14,669	$58,641	$1,397	$(6,907)	$71,561
Comprehensive income:
Net income	-	-	1,308	-	-	1,308
Other comprehensive income	-	-	-	1,357	-	1,357
Repurchase of 12,551 shares	-	-	-	-	(210)	(210)
307 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	2	-	-	4	6
Cash dividends declared, $0.11 per share	-	-	(362)	-	-	(362)
BALANCE AT MARCH 31, 2016	$3,761	$14,671	$59,587	$2,754	$(7,113)	$73,660

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES	$991	$1,288

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities	20,130	7,372
Purchases of available-for-sale securities	(19,652)	(6,233)
Proceeds from sale of OREO	127	-
Net increase in loans and leases	(4,790)	(4,399)
Purchases of premises and equipment	(1,213)	(9)
Net cash used in investing activities	(5,398)	(3,269)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	9,313	7,300
Change in other borrowings	(3,379)	(1,118)
Purchase of treasury shares	-	(210)
Proceeds from sale of treasury shares	13	6
Cash dividends paid	(393)	(362)
Net cash provided by financing activities	5,554	5,616
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,147	3,635
CASH AND CASH EQUIVALENTS
At beginning of period	14,186	22,922
At end of period	$15,333	$26,557
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$571	$479
Federal income taxes	$-	$-
Non-cash investing activities:
Transfer of loans to other real estate owned	$28	$-
Change in net unrealized gain or loss on available-for-sale securities	$562	$2,056

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The balance sheet as of December 31, 2016 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Union Bank Company (the “Bank”). The Bank has formed a wholly-owned subsidiary, UBC Investments, Inc. (“UBC”), to hold and manage its securities portfolio. The operations of UBC are located in Wilmington, Delaware. The Bank has also formed a wholly-owned subsidiary, UBC Property, Inc. (“UBC Property”), to hold and manage certain property. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Corporation conform to generally accepted practices within the banking industry. The Corporation considers all of its principal activities to be banking related.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification.  For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017.  The guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under U.S. GAAP.  The Corporation does not expect the guidance will have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, amending ASU Subtopic 825-10. The amendments in this update make targeted improvements to generally accepted accounting principles (GAAP) as follows: 1) Require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; 4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and 8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Corporation is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  Unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases by recognized on the balance sheet.  For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018.  Early application is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). ASU 2016-09 is intended to simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either assets or liabilities and classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Corporation does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. The Corporation has not yet determined the potential impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance in this update eliminates the Step 2 from the goodwill impairment test. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual goodwill impairment test with a measurement date after January 1, 2017. The Corporation does not expect the guidance to have a material impact on the its consolidated financial statements

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of March 31, 2017 and December 31, 2016 are as follows:

	(in thousands)
	March 31, 2017		December 31, 2016
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$70,494	$70,760	$70,757	$70,624
Mortgage-backed	119,411	118,412	119,758	118,595
Other	1,002	985	1,002	986

Total	$190,907	$190,157	$191,517	$190,205

A summary of gross unrealized gains and losses on available-for-sale securities as of March 31, 2017 and December 31, 2016 follows:

	March 31, 2017		December 31, 2016
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
Available-for-sale:
Obligations of states and political subdivisions	$796	$530	$644	$777
Mortgage-backed	605	1,604	769	1,932
Other	-	17	-	16

Total	$1,401	$2,151	$1,413	$2,725

NOTE 4 – LOANS AND LEASES

The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the periods ending March 31, 2017 and 2016:

	(in thousands)
	Commercial	Commercial and multi- family real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2016	$896	$1,876	$542	$31	$3,345
Provision (credit) charged to expenses	(145)	(222)	6	11	(350)
Losses charged off	(30)	(70)	(14)	(13)	(127)
Recoveries	70	28	3	5	106
Balance at March 31, 2017	$791	$1,612	$537	$34	$2,974

	Commercial	Commercial and multi- family real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2015	$893	$2,540	$373	$28	$3,834
Provision (credit) charged to expenses	245	(670)	20	5	(400)
Losses charged off	-	(11)	-	(7)	(18)
Recoveries	9	223	-	2	234
Balance at March 31, 2016	$1,147	$2,082	$393	$28	$3,650

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment method for the periods ending March 31, 2017 and December 31, 2016:

	(in thousands)
March 31, 2017	Commercial	Commercial and multi- family real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$309	$333	$-	$-	$642
Collectively evaluated for impairment	482	1,279	537	34	2,332
Total allowance for loan and lease losses	$791	$1,612	$537	$34	$2,974

Loans and leases:
Individually evaluated for impairment	$822	$1,684	$-	$-	$2,506
Acquired with deteriorated credit quality	-	468	52	-	520
Collectively evaluated for impairment	61,799	223,738	88,991	3,975	378,503
Total ending loans and leases balance	$62,621	$225,890	$89,043	$3,975	$381,529

December 31, 2016	Commercial	Commercial and multi- family real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$399	$619	$-	$-	$1,018
Collectively evaluated for impairment	497	1,257	542	31	2,327
Total allowance for loan and lease losses	$896	$1,876	$542	$31	$3,345

Loans and leases:
Individually evaluated for impairment	$937	$1,980	$-	$-	$2,917
Acquired with deteriorated credit quality	-	573	51	-	624
Collectively evaluated for impairment	62,782	216,933	88,818	4,012	372,545
Total ending loans and leases balance	$63,719	$219,486	$88,869	$4,012	$376,086

Impaired loans and leases were as follows as of March 31, 2017 and December 31, 2016:

	(in thousands)
	March 31, 2017	December 31, 2016

Loans and leases with no allowance for loan and lease losses allocated	$-	$-
Loans and leases with allowance for loan and lease losses allocated	2,506	2,917
Total impaired loans and leases	2,506	2,917
Amount of the allowance allocated to impaired loans and leases	$642	$1,018

No additional funds are committed to be advanced in connection with impaired loans and leases.

The average recorded investment in impaired loans and leases (excluding loans and leases acquired with deteriorated credit quality) for the three month periods ended March 31, 2017 and 2016 was approximately $2.7 million and $5.4 million, respectively. There was $27,000 and $82,000 in interest income recognized by the Corporation on impaired loans and leases on an accrual or cash basis for the three month periods ended March 31, 2017 and 2016, respectively.

The following table presents loans and leases individually evaluated for impairment by class of loans as of March 31, 2017 and December 31, 2016:

(in thousands)
	March 31, 2017		December 31, 2016
	Recorded investment	Allowance for loan and lease losses allocated	Recorded investment	Allowance for loan and lease losses allocated
With no related allowance recorded:
Commercial	$-	$-	$-	$-
Commercial and multi-family real estate	-	-	-	-
Agriculture	-	-	-	-
Agricultural real estate	-	-	-	-
Consumer	-	-	-	-
Residential 1-4 family real estate	-	-	-	-
With an allowance recorded:
Commercial	822	309	937	399
Commercial and multi-family real estate	1,684	333	1,980	619
Agriculture	-		-	-
Agricultural real estate	-		-	-
Consumer	-		-	-
Residential 1-4 family real estate	-		-	-
Total	$2,506	$642	$2,917	$1,018

The following tables present the recorded investment in nonaccrual loans and leases, loans and leases past due over 90 days still on accrual and troubled debt restructurings by class of loans as of March 31, 2017 and December 31, 2016:

	(in thousands)
March 31, 2017	Nonaccrual	Loans and leases past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$969	$-	$29
Commercial real estate	3,127	-	694
Agricultural real estate	266	-	-
Agriculture	-	-	-
Consumer	4	-	-
Residential:
1 – 4 family	867	-	450
Home equity	-	-	-
Total	$5,233	$-	$1,173

	(in thousands)
December 31, 2016	Nonaccrual	Loans and leases past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$1,295	$-	$29
Commercial real estate	3,462	-	722
Agricultural real estate	277	-	-
Agriculture	-	73	-
Consumer	3	-	-
Residential:
1 – 4 family	966	81	457
Home equity	-	-	-
Total	$6,003	$154	$1,208

The nonaccrual balances in the table above include troubled debt restructurings that have been classified as nonaccrual.

The following table presents the aging of the recorded investment in past due loans and leases as of March 31, 2017 by class of loans and leases:

	(in thousands)
	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Commercial	$817	$-	$79	$896	$49,654	$50,550
Commercial real estate	67	152	555	774	198,842	199,616
Agriculture	20	78	-	98	11,973	12,071
Agricultural real estate	9	-	-	9	26,265	26,274
Consumer	2	6	4	12	3,963	3,975
Residential real estate	1,406	20	598	2,024	87,019	89,043
Total	$2,321	$256	$1,236	$3,813	$377,716	$381,529

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2016 by class of loans and leases:

	(in thousands)
	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Commercial	$326	$71	$79	$476	$49,988	$50,464
Commercial real estate	103	147	553	803	192,830	193,633
Agriculture	227	-	-	227	13,026	13,253
Agricultural real estate	-	-	5	5	25,850	25,855
Consumer	10	2	-	12	4,000	4,012
Residential real estate	1,770	484	462	2,716	86,153	88,869
Total	$2,436	$704	$1,099	$4,239	$371,847	$376,086

Credit Quality Indicators:

The Corporation categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current final financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans and leases individually by classifying the loans and leases as to the credit risk. This analysis generally includes loans and leases with an outstanding balance greater than $500,000 and non-homogenous loans and leases, such as commercial and commercial real estate loans and leases. This analysis is performed on a quarterly basis. The Corporation uses the following definitions for risk ratings:

•	Special Mention: Loans and leases which possess some credit deficiency or potential weakness which deserves close attention, but which do not yet warrant substandard classification. Such loans and leases pose unwarranted financial risk that, if not corrected, could weaken the loan or lease and increase risk in the future. The key distinctions of a Special Mention classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered "potential", versus "defined", impairments to the primary source of loan repayment.

•	Substandard: These loans and leases are inadequately protected by the current sound net worth and paying ability of the borrower. Loans and leases of this type will generally display negative financial trends such as poor or negative net worth, earnings or cash flow. These loans and leases may also have historic and/or severe delinquency problems, and Corporation management may depend on secondary repayment sources to liquidate these loans and leases. The Corporation could sustain some degree of loss in these loans and leases if the weaknesses remain uncorrected.

•	Doubtful: Loans and leases in this category display a high degree of loss, although the amount of actual loss at the time of classification is undeterminable. This should be a temporary category until such time that actual loss can be identified, or improvements made to reduce the seriousness of the classification.

Loans and leases not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. Loans and leases listed as not rated are generally either less than $500,000 or are included in groups of homogenous loans and leases. As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans and leases is as follows:

	(in thousands)
March 31, 2017	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$43,051	$-	$2,683	$-	$16,887
Commercial and multi-family real estate	169,633	4,196	2,540	-	49,521
Residential 1 - 4 family	207	-	-	-	88,836
Consumer	-	-	-	-	3,975
Total	$212,891	$4,196	$5,223	$-	$159,219

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$41,233	$-	$3,666	$-	$18,819
Commercial and multi-family real estate	162,399	4,239	3,850	-	48,999
Residential 1 - 4 family	210	-	-	-	88,659
Consumer	-	-	-	-	4,012
Total	$203,842	$4,239	$7,516	$-	$160,489

The Corporation considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans and leases not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans and leases that are not risk rated, based on payment activity as of March 31, 2017 and December 31, 2016:

	(in thousands)
March 31, 2017	Commercial	Commercial and multi-family real estate	Residential 1-4 family	Consumer

Performing	$16,808	$48,966	$88,238	$3,971
Nonperforming	79	555	598	4
Total	$16,887	$49,521	$88,836	$3,975

December 31, 2016	Commercial	Commercial and multi-family real estate	Residential 1-4 family	Consumer

Performing	$18,740	$48,441	$88,197	$4,012
Nonperforming	79	558	462	-
Total	$18,819	$48,999	$88,659	$4,012

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

When the Corporation modifies a loan or lease, management evaluates any possible concession based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, except when the sole (remaining) source of repayment for the loan or lease is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If management determines that the value of the modified loan or lease is less than the recorded investment in the loan or lease (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment is recognized through a specific reserve in the allowance or a direct write down of the loan or lease balance if collection is not expected.

There were no modifications for TDR loans and leases, or troubled debt restructurings for which there was a payment default during the three month period ended March 31, 2017.

The following is additional information with respect to loans and leases acquired through the OSB acquisition (as described below):

	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2016	$34,416	$(1,476)	$32,940
Change due to payments received	(1,943)	69	(1,874)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at March 31, 2017	$32,473	$(1,407)	$31,066

	Contractual	Non
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Impaired Loans and Leases
Balance at December 31, 2016	$1,520	$(896)	$624
Change due to payments received	(7)	4	(3)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	(208)	107	(101)
Balance at March 31, 2017	$1,305	$(785)	$520

Effective as of November 14, 2014, the Corporation acquired The Ohio State Bank (“OSB”), which was merged into The Union Bank Company. As a result of the OSB acquisition, the Corporation has loans, for which there was at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of March 31, 2017 and December 31, 2016 was $520,000 and $624,000, respectively.

A $101,000 provision for loan and lease losses was recognized during the three-month period ended March 31, 2017 related to the acquired loans. This provision was attributable to one purchase credit impaired commercial loan for which the sheriff’s appraisal was substantially below the expected collateral value. There was no provision for loan and lease losses recognized during the three-month period ended March 31, 2016 related to the acquired loans as there was no significant change to the credit quality of the loans during the period.

NOTE 5 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR, amounting to 4.30% at March 31, 2017 and 3.78% at March 31, 2016. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through the OSB acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of March 31, 2017 and December 31, 2016 was $2,515,000 and $2,506,000, respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR, amounting to 3.89% at March 31, 2017 and 3.47% at March 31, 2016.

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

Interest expense on the debentures amounted to $133,000 and $119,000 for the three month periods ended March 31, 2017 and 2016, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 include available-for-sale securities, which are valued using Level 2 inputs except for one other security which is valued using Level 3 inputs, as well as mortgage servicing rights, amounting to $1,257,000 at March 31, 2017 and $1,247,000 at December 31, 2016, which are valued using Level 3 inputs. Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016 include impaired loans net of specific reserves, approximating $1,864,000 at March 31, 2017 and $1,899,000 at December 31, 2016, all of which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended March 31, 2017, due to the lack of observable quotes in inactive markets for those instruments at March 31, 2017.

The tables below present a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and certain securities which are valued using Level 3 inputs, for the three month period ended March 31, 2017 and year ended December 31, 2016:

	(in thousands)
	March 31,	December 31,
	2017	2016
Mortgage Servicing Rights
Balance at beginning of period	$1,247	$1,181
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	47	273
Disposals - amortization based on loan payments and payoffs	(31)	(195)
Changes in fair value	$(6)	$(12)
Balance at end of period	1,257	1,247

Securities valued using Level 3 inputs
Balance at beginning of period	$2,238	$2,389
Principal payments received	(39)	(151)
Changes in Fair Value	-	-
Balance at end of period	$2,199	$2,238

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U. S. Government and agencies securities, municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at March 31, 2017 and December 31, 2016.

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

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at March 31, 2017 and December 31, 2016.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at March 31, 2017 and December 31, 2016 were as follows:

	(in thousands)
	March 31, 2017		December 31, 2016
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$15,333	$15,333	$14,186	$14,186	1
Securities, including FHLB stock	194,987	194,987	195,035	195,035	2,3
Certificates of deposit	1,494	1,494	1,494	1,494	2
Loans held for sale	886	886	1,510	1,510	3
Net loans and leases	378,555	377,484	372,741	371,493	3
Mortgage servicing rights	1,257	1,257	1,247	1,247	3
	$592,512	$591,441	$586,213	$584,965
FINANCIAL LIABILITIES
Deposits
Maturity	$126,831	125,902	$129,460	$128,592	3
Non-maturity	407,162	407,162	395,220	395,220	1
Other borrowings	15,395	15,395	18,774	18,774	3
Junior subordinated deferrable interest debentures	12,815	9,086	12,806	9,295	3
	$562,203	$557,545	$556,260	$551,881

The above summary does not include accrued interest receivable or cash surrender value of life insurance, which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts and would be considered Level 1 inputs.

There are also unrecognized financial instruments at March 31, 2017 and December 31, 2016 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounted to $94,140,000 at March 31, 2017 and $91,023,000 at December 31, 2016. Such amounts are also considered to be the estimated fair values.

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

Other borrowings and junior subordinated deferrable interest debentures:

The fair value of other borrowings (consisting of Federal Home Loan Bank (“FHLB”) borrowings, securities sold under agreements to repurchase, and customer repurchase agreements), and junior subordinated deferrable interest debentures are determined using the net present value of discounted cash flows based on current borrowing rates for similar types of borrowing arrangements, and are obtained from an independent third party.

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

NOTE 8 – STOCK OPTIONS

At the 2016 Annual Shareholders Meeting, the shareholders of the Corporation adopted the United Bancshares, Inc. 2016 Stock Option Plan (the “Plan”), which permits the Corporation to award non-qualified stock options to eligible participants. A total of 250,000 shares are available for issuance pursuant to the Plan.

The Corporation issued 33,352 options during the fourth quarter of 2016 at an exercise price of $19.32 under the Plan. Following is a summary of activity for stock options for the quarter ended March 31, 2017.

March 31,
2017
Outstanding, beginning of period	33,352
Granted	-
Exercised	-
Outstanding, end of period	33,352

The options vest over a three-year period on the anniversary of the date of grant. At March 31, 2017, no options were exercisable and outstanding options had a weighted average remaining contractual term of 6.75 years.

The fair value of options granted is estimated at the date of grant using the Black Scholes option pricing model. Following are assumptions used in calculating the fair value of the options granted in 2016:

Weighted-average fair value of options granted	$6.27
Average dividend yield	2.31%
Expected volatility	40.00%
Rick-free interest rate	1.58%
Expected term (years)	7

Total compensation expense related to the stock options granted in 2016 is expected to be $209,000 and is being recognized ratably over the 36 month period beginning January, 2017. The expense for the three months ended March 31, 2017 was $17,000.

NOTE 9 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2017 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2017 have been recognized in the consolidated financial statements for the period ended March 31, 2017. Events or transactions that provided evidence about conditions that did not exist at March 31, 2017 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended March 31, 2017.

On March 22, 2017 United Bancshares, Inc. (“United”) and Benchmark Bancorp, Inc. (“Benchmark”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which United will purchase from Benchmark all of the issued and outstanding shares of Benchmark and whereby Benchmark will merge with and into United (the “Merger”) with United being the surviving entity. Immediately following the Merger, Benchmark Bank, an Ohio banking corporation and wholly-owned subsidiary of Benchmark, will merge with and into The Union Bank Company, an Ohio banking corporation and wholly-owned subsidiary of United, with The Union Bank Company as the surviving entity (the “Bank Merger”). The Boards of Directors of United and Benchmark have approved the Merger, Bank Merger and the Merger Agreement. At the effective time and as a result of the Merger, a shareholder of Benchmark will receive approximately $8.59 per share, subject to certain adjustments. The all-cash transaction is valued at $29.5 million. The transaction is expected to be completed during the third quarter of 2017.

On April 18, 2017, the Corporation's Board of Directors approved a cash dividend of $0.12 per common share payable June 15, 2017 to shareholders of record at the close of business on May 31, 2017.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three Months Ended March 31,
	2017	2016
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.88%	0.86%
Average shareholders’ equity (a)	7.64%	7.20%
Net interest margin (a)	3.51%	3.53%
Efficiency ratio (b)	73.19%	75.82%
Average shareholders’ equity to average assets	11.51%	11.94%
Loans to deposits (end of period)	71.45%	68.35%
Allowance for loan losses to loans (end of period)	0.78%	1.02%

Book value per share	$22.64	$22.34

(a)	Net income to average assets, net income to average shareholders’ equity and net interest margin are presented on an annualized basis. Net interest margin is calculated using fully-tax equivalent net interest income as a percentage of average interest earning assets.

(b)	Efficiency ratio is a ratio of non-interest expense as a percentage of fully tax equivalent net interest income plus non-interest income.

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

On March 22, 2017 United Bancshares, Inc. (“United”) and Benchmark Bancorp, Inc. (“Benchmark”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which United will purchase from Benchmark all of the issued and outstanding shares of Benchmark and whereby Benchmark will merge with and into United (the “Merger”) with United being the surviving entity. Immediately following the Merger, Benchmark Bank, an Ohio banking corporation and wholly-owned subsidiary of Benchmark, will merge with and into The Union Bank Company, an Ohio banking corporation and wholly-owned subsidiary of United, with The Union Bank Company as the surviving entity (the “Bank Merger”). The Boards of Directors of United and Benchmark have approved the Merger, Bank Merger and the Merger Agreement. At the effective time and as a result of the Merger, a shareholder of Benchmark will receive approximately $8.59 per share, subject to certain adjustments. The all-cash transaction is valued at $29.5 million. The Merger is expected to close in the third quarter of 2017, pending adoption of the Merger Agreement by the shareholders of Benchmark, the satisfaction of various closing conditions, including the receipt of all necessary bank regulatory approvals, the accuracy of the representations and warranties of each party (subject to certain exceptions), the performance in all material respects by each party of its obligations under the Agreement, and other conditions customary for transactions of this type.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2017, the Corporation reported net income of $1,394,000, or $0.43 basic earnings per share. This compares to the first quarter of 2016 net income of $1,308,000, or $0.40 basic earnings per share. The increase in operating results for the first quarter of 2017 as compared to the same period in 2016 was primarily attributable to increases in interest income of $223,000 and non-interest income of $141,000 offset by increases in interest expense of $95,000, non-interest expenses of $77,000, and provision for income taxes of $56,000. Additionally, the quarter ended March 31, 2017 was positively impacted by a credit for loan and lease losses of $350,000 compared to a $400,000 credit for loan and lease losses for the first quarter of 2016.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $4,859,000 for the first quarter of 2017, compared to $4,731,000 for the same period of 2016, an increase of $128,000 (2.7%).

The increase in net interest income was largely attributable to an increase in interest income for the three months ended March 31, 2017 of $223,000, as compared to the same period in 2016, including a $145,000 increase in interest income from loans and leases and an $83,000 increase in interest income from securities.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the three months ended March 31, 2017, the net interest margin (on a taxable equivalent basis) was 3.51% compared with 3.53% for the same period in 2016.

Interest-bearing deposits comprised 92.9% of average interest-bearing liabilities for the three months ended March 31, 2017, compared to 96.4% for the same period in 2016.

Provision (Credit) for Loan and Lease Losses

The Corporation’s provision (credit) for loan and lease losses is determined based upon management’s calculation of the allowance for loan and lease losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan and lease portfolio. Changes in the provision (credit) for loan and lease losses are dependent, among other things, on loan and lease delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. A $350,000 credit for loan and lease losses was recognized during the three month period ended March 31, 2017 compared to a $400,000 credit for loan and lease losses during the three months ended March 31, 2016. See “Allowance for Loan and Lease Losses” under Financial Condition for further discussion relating to the provision for loan and lease losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans; customer deposit account fees; earnings on life insurance policies; income arising from sales of investment products to customers; and occasional security sale transactions. Income related to customer deposit accounts and life insurance policies provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter. For the quarter ended March 31, 2017, non-interest income was $1,260,000 compared to $1,119,000 for the first quarter of 2016, a $141,000 (12.6%) increase.

Gain on sales of loans amounted to $117,000 for the quarter ended March 31, 2017, compared to $69,000 for the first quarter of 2016, an increase of $48,000 (69.6%). The increase in gain on sales of loans resulted primarily from the increase in volume of loans sold and the related mortgage servicing right adjustments.

Gain on sales of securities amounted to $82,000 for the quarter ended March 31, 2017 compared to $120,000 for the same period in 2016, a decrease of $38,000 (31.7%).

Other operating income increased $131,000 (14.1%) for the quarter ended March 31, 2017. The increase in other operating income was largely attributable to the change in fair value of mortgage servicing rights between the comparable quarters.  During the quarter ended March 31, 2017, the fair value of the servicing rights asset increased $10,000 with minimal change in the level of the serviced loan portfolio.  During the quarter ended March 31, 2016, the fair value of the serving rights asset decreased $151,000 primarily due to an increase in prepayment speeds caused by a decrease in mortgage loan interest rates.

Non-Interest Expenses

For the quarter ended March 31, 2017, non-interest expenses were $4,633,000, compared to $4,556,000 for the first quarter of 2016, a $77,000 (1.7%) increase. The increase in non-interest expenses for the three month period ended March 31, 2017 was primarily attributed to increases in salaries and benefits expense, premises and equipment, advertising and promotion, media and Ohio financial institutions tax, offset by decreases in FDIC assessment and loan closing fees expenses.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended March 31, 2017, the Corporation’s efficiency ratio improved to 73.19%, compared 75.82% for the same period of 2016.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2017 was $442,000 (effective rate of 24.1%) compared to $386,000 (effective rate of 22.8%) for the comparable 2016 period.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $640.5 million at March 31, 2017, compared to $633.1 million at December 31, 2016, an increase of $7.4 million (1.2%). The increase in total assets was primarily the result of an increase of $5.8 million (1.6%) in net loans and leases, $1.1 million (8.1%) in cash and cash equivalents, and $1.1 million (8.1%) in premises and equipment. Deposits during this same period increased $9.3 million, or 1.8%.

Shareholders’ equity increased from $72.6 million at December 31, 2016 to $74.0 million at March 31, 2017. This increase was primarily the result of net income of $1,394,000 and a $371,000 decrease in unrealized securities losses, net of tax, offset by dividends paid of $393,000. The decrease in unrealized securities losses during the three month period ended March 31, 2017, was the result of customary and expected changes in the bond market. Net unrealized gains and losses on securities are reported as accumulated other comprehensive income or loss in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $15.3 million at March 31, 2017 and $14.2 million at December 31, 2016, including interest-bearing deposits in other banks of $6.7 million at March 31, 2017 and $4.3 million at December 31, 2016. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs especially considering the availability of other funding sources. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of March 31, 2017 totaled $190.9 million and $190.2 million, respectively, resulting in a net unrealized loss before tax of $750,000 and a corresponding after-tax decrease in shareholders’ equity of $495,000.

Loans and Leases

The Corporation’s primary lending areas are Northwestern, West Central, and Central Ohio. Gross loans and leases totaled $381.5 million at March 31, 2017, compared to $376.1 million at December 31, 2016, an increase of $5.4 million (1.4%).

There are also unrecognized financial instruments at March 31, 2017 and December 31, 2016 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $94.1 million at March 31, 2017 and $91.0 million at December 31, 2016.

Allowance for Loan and Lease Losses

The following table presents a summary of activity in the allowance for loan and lease losses for the three months ended March 31, 2017 and 2016:

	(in thousands)
	2017	2016
Balance, beginning of period	$3,345	$3,834
Credit for loan and lease losses	(350)	(400)
Charge offs	(127)	(18)
Recoveries	106	234
Net (charge offs) recoveries	(21)	216
Balance, end of period	$2,974	$3,650

The allowance for loan and lease losses as a percentage of gross loans and leases was .78% at March 31, 2017, .89% at December 31, 2016, and 1.02% at March 31, 2016. Regular provisions are made in amounts sufficient to maintain the balance in the allowance for loan and lease losses at a level considered by management to be adequate for losses within the portfolio. Even though management uses all available information to assess possible loan and lease losses, future additions or reductions to the allowance may be required as changes occur in economic conditions and specific borrower circumstances. The regulatory agencies that periodically review the Corporation’s allowance for loan and lease losses may also require additions to the allowance or the charge-off of specific loans and leases based upon the information available to them at the time of their examinations.

Loans and leases on non-accrual status amounted to $5.2 million and $6.0 million at March 31, 2017 and December 31, 2016, respectively. Non-accrual loans and leases as a percentage of outstanding loans amounted to 1.4% at March 31, 2017 and 1.6% at December 31, 2016.

The Corporation considers a loan or lease to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan or lease, as the case may be, based on current information and events. Impaired loans and leases, all consisting of commercial and commercial real estate credits, amounted to $2.5 million at March 31, 2017 and $2.9 million at December 31, 2016. All impaired loans and leases at March 31, 2017 and December 31, 2016 had specific reserves, with such reserves amounting to $642,000 and $1.0 million at March 31, 2017 and December 31, 2016, respectively, and included in the Corporation’s allowance for loan and lease losses.

In addition to impaired loans, the Corporation had other potential problem credits of $8.1 million at March 31, 2017 and $9.7 million at December 31, 2016. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans and leases using loss rates calculated considering historic net loan charge-off experience. The Corporation has experienced $127,000 of loan charge-offs during the first three months of 2017 compared to annual loan charge-offs of $160,000 in 2016, $639,000 in 2015, and $497,000 in 2014, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios. The Corporation also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits continue to be the most significant source of funds for the Corporation, totaling $534.0 million, or 95.0% of the Corporation’s outstanding funding sources at March 31, 2017. Total deposits increased $9.3 million during the three months ended March 31, 2017.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers. Non-interest bearing deposits comprised 18.4% of total deposits at March 31, 2017, compared to 18.7% at December 31, 2016.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $15.4 million at March 31, 2017 and $18.8 million at December 31, 2016. The Corporation also has outstanding junior subordinated deferrable interest debentures of $12.8 million at March 31, 2017 and December 31, 2016. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

Shareholders’ equity increased from $72.6 million at December 31, 2016 to $74.0 million at March 31, 2017, principally due to net income of $1,394,000 and a $371,000 decrease in unrealized securities losses, net of tax, net of dividends paid.

The changes in unrealized securities gains or losses during the three month periods ended March 31, 2017 and 2016 were the result of customary and expected changes in the bond market.

The Corporation and Bank met all regulatory capital requirements as of March 31, 2017, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the three month period ended March 31, 2017. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan and lease losses.

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

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Item 1A: Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended March 31, 2017:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
01/01/17 - 01/31/17	-	$-	397,334	202,666

02/01/17 - 02/28/17	-	$-	397,334	202,666

03/01/17 - 03/31/17	-	$-	397,334	202,666

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

Exhibit 10.5 2017 Stock Option Plan

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

UNITED BANCSHARES, INC.

Date:	April 27, 2017	By:/s/ Daniel J. Lucke
Daniel J. Lucke
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED March 31, 2017

Exhibit Number	Description	Exhibit Location
2	Stock Purchase Agreement, dated July 1, 2014 among United Bancshares, Inc., Ohio State Bancshares, Inc. and Rbancshares, Inc.	Incorporated herein by reference to the Corporation’s Form 8-K filed July 1, 2014.
3(i)	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
3(ii)	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10-Q for the quarter ended June 30, 2007.
10.1	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10-K/A filed August 5, 2005.
10.2	Salary Continuation Agreement – Heather M. Oatman	Incorporated herein by reference to the Corporation's 2008 Form 10-K filed March 20, 2009.
10.3	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10-K/A filed August 5, 2005.
10.4	Salary Continuation Agreement, First Amendment – Brian D. Young	Incorporated herein by reference to the Corporation’s 2007 Form 10-Q filed April 27, 2007.
10.5	2017 Stock Option Plan	Incorporated herein by reference to the Corporation’s Definitive Proxy Statement pursuant to Section 14(a) filed March 13, 2017.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB	XBRL Taxonomy Extension Label	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith