Form 10-Q
period 2017-06-30
UNITED BANCSHARES INC/OH
filed 2017-07-27
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Commission file number 333-86453

UNITED BANCSHARES, INC.

(Exact name of Registrant as specified in its charter)

Ohio

(State or other jurisdiction of incorporation or organization)

105 Progressive Drive, Columbus Grove, Ohio

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2017: 3,267,049.

This document contains 45 pages. The Exhibit Index is on page 39 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	(in thousands except share data)
	June 30,	December 31,
	2017	2016
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$9,663	$9,926
Interest-bearing deposits in other banks	3,247	4,260
Total cash and cash equivalents	12,910	14,186
SECURITIES, available-for-sale	183,975	190,205
FEDERAL HOME LOAN BANK STOCK, at cost	4,830	4,830
CERTIFICATES OF DEPOSIT, at cost	1,245	1,494
LOANS HELD FOR SALE	1,465	1,510
LOANS AND LEASES	384,311	376,086
Less allowance for loan and lease losses	2,829	3,345
Net loans and leases	381,482	372,741
PREMISES AND EQUIPMENT, net	17,008	13,395
GOODWILL	10,072	10,072
CORE DEPOSIT INTANGIBLE ASSETS, net	708	766
CASH SURRENDER VALUE OF LIFE INSURANCE	17,548	17,351
OTHER REAL ESTATE OWNED	344	578
OTHER ASSETS, including accrued interest receivable	5,091	5,991
TOTAL ASSETS	$636,678	$633,119
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$96,137	$98,134
Interest bearing	441,166	426,546
Total deposits	537,303	524,680
Other borrowings	7,571	18,774
Junior subordinated deferrable interest debentures	12,823	12,806
Other liabilities	3,424	4,301
Total liabilities	561,121	560,561
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; issued 3,760,557 shares	3,761	3,761
Surplus	14,713	14,674
Retained earnings	64,511	62,717
Accumulated other comprehensive income (loss)	291	(866)
Treasury stock, at cost, 493,508 shares at June 30, 2017 and 494,040 shares at December 31, 2016	(7,719)	(7,728)
Total shareholders’ equity	75,557	72,558
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$636,678	$633,119

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiary

Condensed Consolidated Statements of Income (Unaudited)

	(in thousands except share data)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans and leases, including fees	$4,788	$4,283	$9,132	$8,482
Securities:
Taxable	619	534	1,252	1,071
Tax-exempt	429	404	846	834
Other	84	82	158	161
Total interest income	5,920	5,303	11,388	10,548
INTEREST EXPENSE
Deposits	475	426	907	812
Borrowings	175	131	352	259
Total interest expense	650	557	1,259	1,071
Net interest income	5,270	4,746	10,129	9,477
CREDIT FOR LOAN AND LEASE LOSSES	-	(300)	(350)	(700)
Net interest income after credit
for loan and lease losses	5,270	5,046	10,479	10,177
NON-INTEREST INCOME
Gain on sale of loans	114	138	231	207
Net securities gains (losses)	(1)	16	81	136
Other operating income	1,012	909	2,073	1,838
Total non-interest income	1,125	1,063	2,385	2,181
NON-INTEREST EXPENSES	4,889	4,361	9,522	8,917
INCOME BEFORE INCOME TAXES	1,506	1,748	3,342	3,441
PROVISION FOR INCOME TAXES	321	412	763	798
NET INCOME	$1,185	$1,336	$2,579	$2,643
NET INCOME PER SHARE (basic and diluted)	$0.36	$0.40	$0.79	$0.80
Weighted average common shares outstanding (basic)	3,267,049	3,296,922	3,267,020	3,299,064
Weighted average common shares outstanding (diluted)	3,271,506	3,296,922	3,271,477	3,299,064

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	(in thousands)		(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

NET INCOME	$1,185	$1,336	$2,579	$2,643

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Unrealized holding gains during period	1,190	1,085	1,834	3,261
Reclassification adjustments for (gains) losses included in net income	1	(16)	(81)	(136)
Other comprehensive income, before income taxes	1,191	1,069	1,753	3,125
Income tax expense related to items of other comprehensive income	405	364	596	1,062
Other comprehensive income	786	705	1,157	2,063
COMPREHENSIVE INCOME	$1,971	$2,041	$3,736	$4,706

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Six months ended June 30, 2017 and 2016

	(in thousands except share data)
	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total

BALANCE AT DECEMBER 31, 2016	$3,761	$14,674	$62,717	$(866)	$(7,728)	$72,558
Comprehensive income:
Net income	-	-	2,579	-	-	2,579
Other comprehensive income	-	-	-	1,157	-	1,157
532 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	4	-	-	9	13
Stock option expense	-	35	-	-	-	35
Cash dividends declared, $0.24 per share	-	-	(785)	-	-	(785)
BALANCE AT JUNE 30, 2017	$3,761	$14,713	$64,511	$291	$(7,719)	$75,557

BALANCE AT DECEMBER 31, 2015	$3,761	$14,669	$58,642	$1,397	$(6,908)	$71,561
Comprehensive income:
Net income	-	-	2,643	-	-	2,643
Other comprehensive income	-	-	-	2,063	-	2,063
Repurchase of 12,901 shares	-	-	-	-	(216)	(216)
307 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	2	-	-	5	7
Cash dividends declared, $0.22 per share	-	-	(726)	-	-	(726)
BALANCE AT JUNE 30, 2016	$3,761	$14,671	$60,559	$3,460	$(7,119)	$75,332

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES	$2,207	$1,328

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls and maturities of available-for-sale securities	30,270	16,964
Purchases of available-for-sale securities	(22,631)	(16,035)
Proceeds from certificates of deposit	249	-
Proceeds from sale of other real estate owned	252	123
Net increase in loans and leases	(8,363)	(4,937)
Purchases of premises and equipment	(3,908)	(11)
Net cash used in investing activities	(4,131)	(3,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	12,623	(6,440)
Change in other borrowings	(11,203)	9,961
Purchase of treasury shares	-	(216)
Proceeds from sale of treasury shares	13	7
Cash dividends paid	(785)	(726)
Net cash provided by financing activities	648	2,586

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,276)	18
CASH AND CASH EQUIVALENTS
At beginning of period	14,186	22,922
At end of period	$12,910	$22,940
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$1,208	$1,024
Federal income taxes	$425	$240
Non-cash investing activities:
Transfer of loans to other real estate owned	$28	$644
Change in net unrealized gain or loss on available-for-sale securities	$1,753	$3,125

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The balance sheet as of December 31, 2016 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, amending ASU Subtopic 825-10. The amendments in this update make targeted improvements to generally accepted accounting principles (GAAP) as follows: 1) Require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; 4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and 8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The Corporation has begun gathering data and is currently assessing the impact that this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  Unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases by recognized on the balance sheet.  For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018.  Early application is permitted.  The adoption of this guidance is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. Management has begun the process of determining the potential impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance in this update eliminates the Step 2 from the goodwill impairment test. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual goodwill impairment test with a measurement date after January 1, 2017. The Corporation does not expect the guidance to have a material impact on the consolidated financial statements

NOTE 3 – SECURITIES

The amortized cost and fair value of available-for-sale securities as of June 30, 2017 and December 31, 2016 are as follows:

	(in thousands)
	June 30, 2017		December 31, 2016
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$70,389	$71,392	$70,757	$70,624
Mortgage-backed	112,143	111,592	119,758	118,595
Other	1,002	991	1,002	986

Total	$183,534	$183,975	$191,517	$190,205

A summary of gross unrealized gains and losses on available-for-sale securities as of June 30, 2017 and December 31, 2016 follows:

	June 30, 2017		December 31, 2016
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
Available-for-sale:
Obligations of states and political subdivisions	$1,256	$253	$644	$777
Mortgage-backed	608	1,159	769	1,932
Other	-	11	-	16

Total	$1,864	$1,423	$1,413	$2,725

NOTE 4 – LOANS AND LEASES

The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the periods ending June 30, 2017 and 2016:

	(in thousands)
	Commercial	Commercial and multi- family real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2016	$896	$1,876	$542	$31	$3,345
Provision (credit) charged to expenses	(274)	(136)	37	23	(350)
Losses charged off	(30)	(493)	(27)	(23)	(573)
Recoveries	76	319	6	6	407
Balance at June 30, 2017	$668	$1,566	$558	$37	$2,829

	Commercial	Commercial and multi- family real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2015	$893	$2,540	$373	$28	$3,834
Provision (credit) charged to expenses	106	(809)	7	(4)	(700)
Losses charged off	-	(11)	(24)	(8)	(43)
Recoveries	18	251	-	8	277
Balance at June 30, 2016	$1,017	$1,971	$356	$24	$3,368

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment method for the periods ending June 30, 2017 and December 31, 2016:

	(in thousands)
June 30, 2017	Commercial	Commercial and multi- family real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$79	$97	$-	$-	$176
Collectively evaluated for impairment	589	1,469	558	37	2,653
Total allowance for loan and lease losses	$668	$1,566	$558	$37	$2,829

Loans and leases:
Individually evaluated for impairment	$533	$408	$-	$-	$941
Acquired with deteriorated credit quality	-	436	89	-	525
Collectively evaluated for impairment	60,765	229,977	87,968	4,135	382,845
Total ending loans and leases balance	$61,298	$230,821	$88,057	$4,135	$384,311

December 31, 2016	Commercial	Commercial and multi- family real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$399	$619	$-	$-	$1,018
Collectively evaluated for impairment	497	1,257	542	31	2,327
Total allowance for loan and lease losses	$896	$1,876	$542	$31	$3,345

Loans and leases:
Individually evaluated for impairment	$937	$1,980	$-	$-	$2,917
Acquired with deteriorated credit quality	-	573	51	-	624
Collectively evaluated for impairment	62,782	216,933	88,818	4,012	372,545
Total ending loans and leases balance	$63,719	$219,486	$88,869	$4,012	$376,086

Impaired loans and leases were as follows as of June 30, 2017 and December 31, 2016:

	(in thousands)
	June 30, 2017	December 31, 2016

Loans and leases with no allowance
for loan and lease losses allocated	$-	$-
Loans and leases with allowance
for loan and lease losses allocated	941	2,917
Total impaired loans and leases	941	2,917
Amount of the allowance allocated to impaired loans and leases	$176	$1,018

No additional funds are committed to be advanced in connection with impaired loans and leases.

The average recorded investment in impaired loans and leases (excluding loans and leases acquired with deteriorated credit quality) for the six month periods ended June 30, 2017 and 2016 was approximately $2.1 million and $4.2 million, respectively. There was $66,000 and $182,000 in interest income recognized by the Corporation on impaired loans and leases on an accrual or cash basis for the six month periods ended June 30, 2017 and 2016, respectively.

The following table presents loans and leases individually evaluated for impairment by class of loans as of June 30, 2017 and December 31, 2016:

(in thousands)
	June 30, 2017		December 31, 2016
	Recorded investment	Allowance for loan and lease losses allocated	Recorded investment	Allowance for loan and lease losses allocated
With no related allowance recorded:
Commercial	$-	$-	$-	$-
Commercial and multi-family real estate	-	-	-	-
Agriculture	-	-	-	-
Agricultural real estate	-	-	-	-
Consumer	-	-	-	-
Residential 1-4 family real estate	-	-	-	-
With an allowance recorded:
Commercial	533	79	937	399
Commercial and multi-family real estate	408	97	1,980	619
Agriculture	-	-	-	-
Agricultural real estate	-	-	-	-
Consumer	-	-	-	-
Residential 1-4 family real estate	-	-	-	-
Total	$941	$176	$2,917	$1,018

The following tables present the recorded investment in nonaccrual loans and leases, loans and leases past due over 90 days still on accrual and troubled debt restructurings by class of loans as of June 30, 2017 and December 31, 2016:

	(in thousands)
June 30, 2017	Nonaccrual	Loans and leases past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$673	$-	$28
Commercial real estate	1,845	-	619
Agricultural real estate	236	-	-
Agriculture	-	-	19
Consumer	-	-	-
Residential:
1 – 4 family	806	47	443
Home equity	-	-	-
Total	$3,560	$47	$1,109

	(in thousands)
December 31, 2016	Nonaccrual	Loans and leases past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$1,295	$-	$29
Commercial real estate	3,462	-	722
Agricultural real estate	277	-	-
Agriculture	-	73	-
Consumer	3	-	-
Residential:
1 – 4 family	966	81	457
Home equity	-	-	-
Total	$6,003	$154	$1,208

The nonaccrual balances in the tables above include troubled debt restructurings that have been classified as nonaccrual.

The following table presents the aging of the recorded investment in past due loans and leases as of June 30, 2017 by class of loans and leases:

	(in thousands)
	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Commercial	$204	$-	$79	$283	$48,194	$48,477
Commercial real estate	138	-	636	774	201,876	202,650
Agriculture	145	-	-	145	12,676	12,821
Agricultural real estate	-	-	-	-	28,171	28,171
Consumer	2	-	-	2	4,133	4,135
Residential real estate	1,005	566	149	1,720	86,337	88,057
Total	$1,494	$566	$864	$2,924	$381,387	$384,311

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2016 by class of loans and leases:

	(in thousands)
	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Commercial	$326	$71	$79	$476	$49,988	$50,464
Commercial real estate	103	147	553	803	192,830	193,633
Agriculture	227	-	-	227	13,026	13,253
Agricultural real estate	-	-	5	5	25,850	25,855
Consumer	10	2	-	12	4,000	4,012
Residential real estate	1,770	484	462	2,716	86,153	88,869
Total	$2,436	$704	$1,099	$4,239	$371,847	$376,086

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

Loans and leases not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. Loans and leases listed as not rated are generally either less than $500,000 or are included in groups of homogenous loans and leases. As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans and leases is as follows:

	(in thousands)
June 30, 2017	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$42,185	$-	$1,977	$-	$17,136
Commercial and multi-family real estate	176,050	4,133	1,886	-	48,752
Residential 1 - 4 family	203	-	-	-	87,854
Consumer	-	-	-	-	4,135
Total	$218,438	$4,133	$3,863	$-	$157,877

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$41,233	$-	$3,666	$-	$18,819
Commercial and multi-family real estate	162,399	4,239	3,850	-	48,999
Residential 1 - 4 family	210	-	-	-	88,659
Consumer	-	-	-	-	4,012
Total	$203,842	$4,239	$7,516	$-	$160,489

The Corporation considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans and leases not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans and leases that are not risk rated, based on payment activity as of June 30, 2017 and December 31, 2016:

	(in thousands)
June 30, 2017	Commercial	Commercial and multi-family real estate	Residential 1-4 family	Consumer

Performing	$17,057	$48,116	$87,705	$4,135
Nonperforming	79	636	149	-
Total	$17,136	$48,752	$87,854	$4,135

December 31, 2016	Commercial	Commercial and multi-family real estate	Residential 1-4 family	Consumer

Performing	$18,740	$48,441	$88,197	$4,012
Nonperforming	79	558	462	-
Total	$18,819	$48,999	$88,659	$4,012

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

The following table includes the recorded investment and number of modifications for TDR loans and leases during the six month period ended June 30, 2017:

	(dollars in thousands)
	Number of modifications	Recorded investment	Allowance for loan and lease losses allocated
Troubled Debt Restructurings:
Residential Real Estate	1	$4	$-
Agricultural	1	$18	$-
Total	2	$22	$-

The concessions granted in the above TDR’s were a modification of the original term. One note was unable to be refinanced due to the borrower not having any income. One note was termed out after previously having the term extended. The recorded investment in the loans did not change as a result of the modification. There are not any troubled debt restructurings for which there was a payment default in the current reporting period.

The following is additional information with respect to loans and leases acquired through The Ohio State Bank (“OSB”) acquisition (as described below):

	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2016	$34,416	$(1,476)	$32,940
Change due to payments received	(4,546)	338	(4,208)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at June 30, 2017	$29,870	$(1,138)	$28,732

	Contractual	Non
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Impaired Loans and Leases
Balance at December 31, 2016	$1,520	$(896)	$624
Change due to payments received	(7)	9	2
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	(208)	107	(101)
Balance at June 30, 2017	$1,305	$(780)	$525

Effective November 14, 2014, the Corporation acquired OSB, which was merged into The Bank. As a result of the OSB acquisition, the Corporation has loans, for which there was at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of June 30, 2017 and December 31, 2016 was $525,000 and $624,000, respectively.

A $101,000 provision for loan and lease losses was recognized during the six month period ended June 30, 2017 related to one purchase credit impaired commercial loan for which the sheriff’s appraisal was substantially below the expected collateral value. There was no provision for loan and lease losses recognized during the six month period ended June 30, 2016 related to the acquired loans as there has been no significant change to the credit quality of the loans during the period.

NOTE 5 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR, amounting to 4.46% at June 30, 2017 and 3.79% at June 30, 2016. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through the OSB acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of June 30, 2017 and December 31, 2016 was $2,523,000 and $2,506,000, respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR, amounting to 4.00% at June 30, 2017 and 3.49% at June 30, 2016.

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

Interest expense on the debentures amounted to $271,000 and $241,000 for the six month periods ended June 30, 2017 and 2016, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 include available-for-sale securities, which are valued using Level 2 inputs except for one other security which is valued using Level 3 inputs that was redeemed during the second quarter 2017, as well as mortgage servicing rights, amounting to $1,227,000 at June 30, 2017 and $1,247,000 at December 31, 2016, which are valued using Level 3 inputs. Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016 include impaired loans net of specific reserves, approximating $765,000 at June 30, 2017 and $1,899,000 at December 31, 2016, all of which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended June 30, 2017, due to the lack of observable quotes in inactive markets for those instruments at June 30, 2017.

The tables below present a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and certain securities which are valued using Level 3 inputs, for the six month period ended June 30, 2017 and year ended December 31, 2016:

	(in thousands)
	June 30,	December 31,
	2017	2016
Mortgage Servicing Rights
Balance at beginning of period	$1,247	$1,181
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	98	273
Disposals - amortization based on loan payments and payoffs	(67)	(195)
Changes in fair value	$(51)	$(12)
Balance at end of period	1,227	1,247

Securities valued using Level 3 inputs
Balance at beginning of period	$2,238	$2,389
Principal payments received	(2,238)	(151)
Changes in fair value	-	-
Balance at end of period	$-	$2,238

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U. S. Government and agencies securities, municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at June 30, 2017 and December 31, 2016.

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

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at June 30, 2017 and December 31, 2016.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at June 30, 2017 and December 31, 2016 were as follows:

	(in thousands)
	June 30, 2017		December 31, 2016
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$12,910	$12,910	$14,186	$14,186	1
Securities, including FHLB stock	188,805	188,805	195,035	195,035	2,3
Certificates of deposit	1,245	1,245	1,494	1,494	2
Loans held for sale	1,465	1,465	1,510	1,510	3
Net loans and leases	381,482	380,398	372,741	371,493	3
Mortgage servicing rights	1,227	1,227	1,247	1,247	3
	$587,134	$586,050	$586,213	$584,965
FINANCIAL LIABILITIES
Deposits
Maturity	$125,958	125,025	$129,460	$128,592	3
Non-maturity	411,345	411,345	395,220	395,220	1
Other borrowings	7,571	7,571	18,774	18,774	3
Junior subordinated deferrable interest debentures	12,823	9,893	12,806	9,295	3
	$557,697	$553,834	$556,260	$551,881

The above summary does not include accrued interest receivable or cash surrender value of life insurance, which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts and would be considered Level 1 inputs.

There are also unrecognized financial instruments at June 30, 2017 and December 31, 2016 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounted to $96,788,000 at June 30, 2017 and $91,023,000 at December 31, 2016. Such amounts are also considered to be the estimated fair values.

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

The Corporation issued 33,352 options during the fourth quarter of 2016 at an exercise price of $19.32 under the Plan. Following is a summary of activity for stock options for the quarter ended June 30, 2017.

June 30,
2017
Outstanding, beginning of period	33,352
Granted	-
Exercised	-
Outstanding, end of period	33,352

The options vest over a three-year period on the anniversary of the date of grant. At June 30, 2017, no options were exercisable and outstanding options had a weighted average remaining contractual term of 6.5 years.

The fair value of options granted is estimated at the date of grant using the Black Scholes option pricing model. Following are assumptions used in calculating the fair value of the options granted in 2016:

Weighted-average fair value of options granted	$6.27
Average dividend yield	2.31%
Expected volatility	40.00%
Rick-free interest rate	1.58%
Expected term (years)	7

Total compensation expense related to the stock options granted in 2016 is expected to be $209,000 and is being recognized ratably over the 36 month period beginning January, 2017. The expense for the quarter and six month periods ended June 30, 2017 was $18,000 and $35,000, respectively.

NOTE 9 – ACQUISITION

On March 22, 2017 United Bancshares, Inc. (“United”) and Benchmark Bancorp, Inc. (“Benchmark”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which United will purchase from Benchmark all of the issued and outstanding shares of Benchmark and whereby Benchmark will merge with and into United (the “Merger”) with United being the surviving entity. Immediately following the Merger, Benchmark Bank, an Ohio banking corporation and wholly-owned subsidiary of Benchmark, will merge with and into The Union Bank Company, an Ohio banking corporation and wholly-owned subsidiary of United, with The Union Bank Company as the surviving entity (the “Bank Merger”). The Boards of Directors of United and Benchmark have approved the Merger, Bank Merger and the Merger Agreement. At the effective time and as a result of the Merger, a shareholder of Benchmark will receive approximately $8.59 per share, subject to certain adjustments. The all-cash transaction is valued at $29.5 million. The transaction is expected to be completed during the third quarter of 2017. Through June 30, 2017, the Corporation has incurred $144,000 of expenses in 2017 relating to the acquisition.

NOTE 10 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after June 30, 2017 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2017 have been recognized in the consolidated financial statements for the period ended June 30, 2017. Events or transactions that provided evidence about conditions that did not exist at June 30, 2017 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended June 30, 2017.

On July 18, 2017, the Corporation's Board of Directors approved a cash dividend of $0.12 per common share payable September 15, 2017 to shareholders of record at the close of business on August 31, 2017.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three months ended June 30,		As of or for the Six months ended June 30,
	2017	2016	2017	2016
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.74%	0.87%	0.81%	0.86%
Average shareholders’ equity (a)	6.32%	7.23%	6.97%	7.21%
Net interest margin (a)	3.73%	3.50%	3.62%	3.51%
Efficiency ratio (b)	74.58%	73.18%	73.89%	74.50%
Average shareholders’ equity to average assets	11.72%	12.03%	11.61%	11.99%
Loans to deposits (end of period)	71.53%	70.27%	71.53%	70.27%
Allowance for loan losses to loans (end of period)	0.74%	0.94%	0.74%	0.94%

Book value per share	$23.13	$22.85	$23.13	$22.85

(a)	Net income to average assets, net income to average shareholders’ equity and net interest margin are presented on an annualized basis. Net interest margin is calculated using fully-tax equivalent net interest income as a percentage of average interest earning assets.

(b)	Efficiency ratio is a ratio of non-interest expense as a percentage of fully tax equivalent net interest income plus non-interest income.

Introduction

United Bancshares, Inc. (the “Corporation”), an Ohio corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Corporation was incorporated and organized in 1985. The executive offices of the Corporation are located at 105 Progressive Drive, Columbus Grove, Ohio 45830. The Corporation is a one-bank holding company, as that term is defined by the Federal Reserve Board.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2017, the Corporation reported net income of $1,185,000, or $0.36 basic earnings per share. This compares to the second quarter of 2016 net income of $1,336,000, or $0.40 basic earnings per share. The decrease in operating results for the second quarter of 2017 as compared to the same period in 2016 was primarily attributable to increases in non-interest expenses of $528,000 and interest expense of $93,000 offset by increases in interest income of $617,000 and non-interest income of $62,000, as well as a decrease in provision for income taxes of $91,000. Additionally, operating results for the quarter ended June 30, 2016 were positively impacted by a credit for loan and lease losses of $300,000.

Net income for the six months ended June 30, 2017 totaled $2,579,000, or $.79 basic earnings per share compared to $2,643,000, or $.80 basic earnings per share for the same period in 2016. Compared with the same period in 2016, net income decreased $64,000, or 2.4%. The decrease in operating results for the six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016 was primarily attributable to an increase in non-interest expenses of $605,000 and interest expense of $188,000, as well as a reduction in the credit for loan and lease losses of $350,000, offset by an increase in interest income of $840,000 and non-interest income of $204,000, as well as a decrease in provision for income taxes of $35,000.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $5,270,000 for the second quarter of 2017, compared to $4,746,000 for the same period of 2016, an increase of $524,000 (11.0%).

The increase in net interest income was largely attributable to an increase in interest income for the six months ended June 30, 2017 of $617,000, as compared to the same period in 2016, including a $505,000 increase in interest income from loans and leases and an $110,000 increase in interest income from securities.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the quarterly and six months ended June 30, 2017, the net interest margin (on a taxable equivalent basis) was 3.73% and 3.62% compared with 3.50% and 3.51% for the same periods in 2016.

Interest-bearing deposits comprised 93.8% of average interest-bearing liabilities for the six months ended June 30, 2017, compared to 96.6% for the same period in 2016.

Provision (Credit) for Loan and Lease Losses

The Corporation’s provision (credit) for loan and lease losses is determined based upon management’s calculation of the allowance for loan and lease losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan and lease portfolio. Changes in the provision (credit) for loan and lease losses are dependent, among other things, on loan and lease delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. A $300,000 credit for loan and lease losses was recognized for the three months ended March 31, 2016 (none for the three months ended March 31, 2017). A $350,000 credit for loan and lease losses was recognized during the six month period ended June 30, 2017 compared to a $700,000 credit during the six month period ended June 30, 2016. See “Allowance for Loan and Lease Losses” under Financial Condition for further discussion relating to the provision for loan and lease losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans; customer deposit account fees; earnings on life insurance policies; income arising from sales of investment products to customers; and occasional security sale transactions. Income related to customer deposit accounts and life insurance policies provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter. For the quarter ended June 30, 2017, non-interest income was $1,125,000, compared to $1,063,000 for the second quarter of 2016, a $62,000 (5.8%) increase.

Gain on sales of loans amounted to $114,000 for the quarter ended June 30, 2017, compared to $138,000 for the second quarter of 2016, a decrease of $24,000 (17.4%). Gain on sales of loans amounted to $231,000 for the six month period ended June 30, 2017, compared to $207,000 for the same period in 2016, an increase of $24,000 (11.6%). The changes in gain on sales of loans resulted primarily from the changes in the volume of loans sold during the respective periods.

Loss on sales of securities amounted to $1,000 for the quarter ended June 30, 2017, compared to a gain of $16,000 for the same period in 2016. Gains on sale of securities amounted to $81,000 for the six month period ended June 30, 2017 compared to $136,000 for the comparable period in 2016, a decrease of $55,000.

Other operating income increased $103,000 (11.3%) for the quarter ended June 30, 2017 and $235,000 for the six months ended June 30, 2017. The increase in other operating income was largely attributable to the impact of changes in fair value of mortgage servicing rights.  During the six months ended June 30, 2017, the fair value of mortgage servicing rights asset decreased $51,000 compared to a decrease of $223,000 for the same period in 2016 primarily due to an increase in prepayment speeds caused by a decrease in mortgage loan interest rates.

Non-Interest Expenses

For the quarter ended June 30, 2017, non-interest expenses were $4,889,000, compared to $4,361,000 for the second quarter of 2016, a $528,000 (12.1%) increase. For the six month period ended June 30, 2017, non-interest expenses totaled $9,522,000, compared to $8,917,000 for the same period of 2016, an increase of $605,000 (6.8%). The increase in non-interest expenses for the quarter and six month periods ended June 30, 2017 was primarily attributable to increases in salary and benefits of $379,000 and $565,000 respectively. Other non-interest expenses contributing to the increase for the quarter and six month periods includes occupancy, data processing, advertising and promotion, legal fees and Ohio financial institutions tax, offset by a decrease in loan closing fee expenses. Also contributing to the increase in non-interest expenses were costs incurred relating to the Benchmark merger, which is expected to be completed during the third quarter of 2017. Such costs aggregated $106,000 and $144,000 for the quarter and six month periods ended June 30, 2017, respectfully.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended June 30, 2017, the Corporation’s efficiency ratio was 74.58%, compared to 73.18% for the same period of 2016. For the six month period ended June 30, 2017, the Corporation’s efficiency ratio improved to 73.89% compared to 74.50% for the same period of 2016.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2017 was $321,000 (effective rate of 21.3%), compared to $412,000 (effective rate of 23.6%) for the comparable 2016 period.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $636.7 million at June 30, 2017, compared to $633.1 million at December 31, 2016, an increase of $3.6 million (0.6%). The increase in total assets was primarily the result of an increase of $8.7 million (2.3%) in net loans and leases and $3.6 million (27.0%) in premises and equipment offset by decreases in securities of $6.2 million (3.3%) and $1.3 million (9.0%) in cash and cash equivalents. Deposits during this same period increased $12.6 million, or 2.4%. The decrease in securities was largely due to sales and maturities of securities occurring during the latter part of the quarter ended June 30, 2017, including the $2.2 million redemption of the Bank’s only level 3 available-for-sale security. The increase in premises and equipment includes the impact of $3.8 million expended in 2017 to complete the construction of the Corporation’s new operations center located in Columbus Grove.

Shareholders’ equity increased from $72.6 million at December 31, 2016 to $75.6 million at June 30, 2017. This increase was primarily the result of net income of $2,579,000 and $1,157,000 of other comprehensive income from available-for-sale securities market value changes, net of tax, offset by dividends paid of $785,000. The market value changes for available-for-sale securities during the six month period ended June 30, 2017, was the result of customary and expected changes in the bond market. Net unrealized gains and losses on securities are reported as accumulated other comprehensive income or loss in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $12.9 million at June 30, 2017 and $14.2 million at December 31, 2016, including interest-bearing deposits in other banks of $3.2 million at June 30, 2017 and $4.3 million at December 31, 2016. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs especially considering the availability of other funding sources. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of June 30, 2017 totaled $183.5 million and $184.0 million, respectively, resulting in a net unrealized gain before tax of $441,000 and a corresponding after-tax increase in shareholders’ equity of $291,000.

Loans and Leases

The Corporation’s primary lending areas are Northwestern, West Central, and Central Ohio. Gross loans and leases totaled $384.3 million at June 30, 2017, compared to $376.1 million at December 31, 2016, an increase of $8.2 million (2.2%).

There are also unrecognized financial instruments at June 30, 2017 and December 31, 2016 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $96.8 million at June 30, 2017 and $91.0 million at December 31, 2016.

Allowance for Loan and Lease Losses

The following table presents a summary of activity in the allowance for loan and lease losses for the six months ended June 30, 2017 and 2016:

	(in thousands)
	2017	2016
Balance, beginning of period	$3,345	$3,834
Credit for loan and lease losses	(350)	(700)
Charge offs	(573)	(43)
Recoveries	407	277
Net (charge offs) recoveries	(166)	234
Balance, end of period	$2,829	$3,368

The allowance for loan and lease losses as a percentage of gross loans and leases was .74% at June 30, 2017, .89% at December 31, 2016, and .94% at June 30, 2016. Regular provisions are made in amounts sufficient to maintain the balance in the allowance for loan and lease losses at a level considered by management to be adequate for losses within the portfolio. Even though management uses all available information to assess possible loan and lease losses, future additions or reductions to the allowance may be required as changes occur in economic conditions and specific borrower circumstances. The regulatory agencies that periodically review the Corporation’s allowance for loan and lease losses may also require additions to the allowance or the charge-off of specific loans and leases based upon the information available to them at the time of their examinations.

Loans and leases on non-accrual status amounted to $3.6 million and $6.0 million at June 30, 2017 and December 31, 2016, respectively. Non-accrual loans and leases as a percentage of outstanding loans amounted to .9% at June 30, 2017 and 1.6% at December 31, 2016.

The Corporation considers a loan or lease to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan or lease, as the case may be, based on current information and events. Impaired loans and leases, all consisting of commercial and commercial real estate credits, amounted to $941,000 at June 30, 2017 and $2.9 million at December 31, 2016. All impaired loans and leases at June 30, 2017 and December 31, 2016 had specific reserves, with such reserves amounting to $176,000 and $1.0 million at June 30, 2017 and December 31, 2016, respectively, and included in the Corporation’s allowance for loan and lease losses.

In addition to impaired loans, the Corporation had other potential problem credits of $7.7 million at June 30, 2017 and $9.7 million at December 31, 2016. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans and leases using loss rates calculated considering historic net loan charge-off experience. The Corporation has experienced $573,000 of loan charge-offs during the first six months of 2017 compared to annual loan charge-offs of $160,000 in 2016, $638,000 in 2015, and $497,000 in 2014, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios. The Corporation also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits continue to be the most significant source of funds for the Corporation, totaling $537.3 million, or 95.8% of the Corporation’s outstanding funding sources at June 30, 2017. Total deposits increased $12.6 million during the six months ended June 30, 2017.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers. Non-interest bearing deposits comprised 17.9% of total deposits at June 30, 2017, compared to 18.7% at December 31, 2016.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $7.6 million at June 30, 2017 and $18.8 million at December 31, 2016. The Corporation also has outstanding junior subordinated deferrable interest debentures of $12.8 million at June 30, 2017 and December 31, 2016. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

Shareholders’ equity increased from $72.6 million at December 31, 2016 to $75.6 million at June 30, 2017, principally due to net income of $2.6 million and other comprehensive income of $1.2 million, net of dividends paid.

For the six month period ended June 30, 2016, shareholder’s equity increased from $71.6 million at December 31, 2015 to $75.3 million, principally due to net income of $2.6 million and other comprehensive income of $2.1 million, net of dividends paid.

The Corporation and Bank met all regulatory capital requirements as of June 30, 2017, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the six month period ended June 30, 2017. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan and lease losses.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended June 30, 2017:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
04/01/17 - 04/30/17	-	$-	397,334	202,666

05/01/17 - 05/31/17	-	$-	397,334	202,666

06/01/17 - 06/30/17	-	$-	397,334	202,666

The Plan authorizes the Corporation to repurchase up to 600,000 of the Corporation’s common shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

Item 3: Defaults upon Senior Securities.

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information.

None

Item 6: Exhibits

(a) Exhibits

Exhibit 2.1	Stock Purchase Agreement, dated July 1, 2014 among United Bancshares, Inc., Ohio State Bancshares, Inc. and Rbancshares, Inc.
Exhibit 2.2	Agreement and Plan of Merger, dated March 22, 2017 among United Bancshares, Inc., Benchmark Bancorp, Inc. and Benchmark Bank
Exhibit 3.1	Amended and Restated Articles of Incorporation
Exhibit 3.2	Amended and Restated Code of Regulations
Exhibit 10.1	Salary Continuation Agreement - Brian D. Young
Exhibit 10.2	Salary Continuation Agreement – Heather M. Oatman
Exhibit 10.3	Preferred Trust Securities, Placement and Debenture agreements
Exhibit 10.4	Salary Continuation Agreement, First Amendment – Brian D. Young
Exhibit 10.5	2017 Stock Option Plan
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
Exhibit 32.1	Section 1350 CEO’s Certification
Exhibit 32.2	Section 1350 CFO’s Certification
Exhibit 99	Safe Harbor under The Private Securities Litigation Reform Act of 1995
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF	XBRL Taxonomy Extension Definition
Exhibit 101.LAB	XBRL Taxonomy Extension Label
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date:	July 27, 2017	By:/s/ Daniel J. Lucke
Daniel J. Lucke
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED June 30, 2017

Exhibit Number	Description	Exhibit Location
2.1	Stock Purchase Agreement, dated July 1, 2014 among United Bancshares, Inc., Ohio State Bancshares, Inc. and Rbancshares, Inc.	Incorporated herein by reference to the Corporation’s Form 8-K filed July 1, 2014.
2.2	Agreement and Plan of Merger, dated March 22, 2017 among United Bancshares, Inc, Benchmark Bancorp, Inc. and Benchmark Bank	Incorporated herein by reference to the Coporation’s Form 8-K filed March 22, 2017.
3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
3.2	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10Q for the quarter ended June 30, 2007.
10.1	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.2	Salary Continuation Agreement – Heather M. Oatman	Incorporated herein by reference to the Corporation's 2008 Form 10K filed March 20, 2009.
10.3	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005.
10.4	Salary Continuation Agreement, First Amendment – Brian D. Young	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.5	2017 Stock Option Plan	Incorporated herein by reference to the Corporation’s Definitive Proxy Statement pursuant to Section 14(a) filed March 13, 2017.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB	XBRL Taxonomy Extension Label	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

