Form 10-Q
period 2017-09-30
UNITED BANCSHARES INC/OH
filed 2017-10-30
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2017: 3,267,643.

This document contains 77 pages. The Exhibit Index is on page 42 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	(in thousands except share data)
	September 30,	December 31,
	2017	2016
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$9,401	$9,926
Interest-bearing deposits in other banks	4,448	4,260
Total cash and cash equivalents	13,849	14,186
SECURITIES, available-for-sale	178,740	190,205
FEDERAL HOME LOAN BANK STOCK, at cost	5,302	4,830
CERTIFICATES OF DEPOSIT, at cost	1,245	1,494
LOANS HELD FOR SALE	6,993	1,510
LOANS AND LEASES	493,089	376,086
Less allowance for loan and lease losses	2,817	3,345
Net loans and leases	490,272	372,741
PREMISES AND EQUIPMENT, net	19,312	13,395
GOODWILL	25,432	10,072
CORE DEPOSIT INTANGIBLE ASSETS, net	829	766
CASH SURRENDER VALUE OF LIFE INSURANCE	17,726	17,351
OTHER REAL ESTATE OWNED	451	578
OTHER ASSETS, including accrued interest receivable	10,562	5,991
TOTAL ASSETS	$770,713	$633,119
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$104,913	$98,134
Interest-bearing	532,761	426,546
Total deposits	637,674	524,680
Other borrowings	40,260	18,774
Junior subordinated deferrable interest debentures	12,832	12,806
Other liabilities	4,233	4,301
Total liabilities	694,999	560,561
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares;
issued 3,760,557 shares	3,761	3,761
Surplus	14,746	14,674
Retained earnings	64,521	62,717
Accumulated other comprehensive income (loss)	396	(866)
Treasury stock, at cost, 492,914 shares at September 30, 2017
and 494,040 shares at December 31, 2016	(7,710)	(7,728)
Total shareholders’ equity	75,714	72,558
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$770,713	$633,119

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiary

Condensed Consolidated Statements of Income (Unaudited)

	(in thousands except share data)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans and leases, including fees	$5,384	$4,498	$14,516	$12,980
Securities:
Taxable	581	552	1,833	1,623
Tax-exempt	420	390	1,266	1,224
Other	99	101	257	262
Total interest income	6,484	5,541	17,872	16,089
INTEREST EXPENSE
Deposits	559	437	1,466	1,249
Borrowings	217	143	569	403
Total interest expense	776	580	2,035	1,652
Net interest income	5,708	4,961	15,837	14,437
CREDIT FOR LOAN AND LEASE LOSSES	-	-	(350)	(700)
Net interest income after credit
for loan and lease losses	5,708	4,961	16,187	15,137
NON-INTEREST INCOME
Gain on sale of loans	235	202	466	409
Net securities gains	30	23	111	159
Other operating income	1,095	1,064	3,168	2,903
Total non-interest income	1,360	1,289	3,745	3,471
NON-INTEREST EXPENSES	6,427	4,454	15,949	13,371
INCOME BEFORE INCOME TAXES	641	1,796	3,983	5,237
PROVISION FOR INCOME TAXES	239	418	1,002	1,216
NET INCOME	$402	$1,378	$2,981	$4,021
NET INCOME PER SHARE (basic and diluted)	$0.12	$0.42	$0.91	$1.22
Weighted average common shares outstanding (basic)	3,267,527	3,287,875	3,267,191	3,295,307
Weighted average common shares outstanding (diluted)	3,273,313	3,287,875	3,272,976	3,295,307

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	(in thousands)		(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

NET INCOME	$402	$1,378	$2,981	$4,021

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Unrealized holding gains (losses) during period	189	(886)	2,023	2,376
Reclassification adjustments for gains
included in net income	(30)	(23)	(111)	(159)
Other comprehensive income (loss), before income taxes	159	(909)	1,912	2,217
Income tax expense (benefit) related to items of other
comprehensive income (loss)	54	(309)	650	754
Other comprehensive income (loss)	105	(600)	1,262	1,463
COMPREHENSIVE INCOME	$507	$778	$4,243	$5,484

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Nine months ended September 30, 2017 and 2016

	(in thousands except share data)
	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total

BALANCE AT DECEMBER 31, 2016	$3,761	$14,674	$62,717	$(866)	$(7,728)	$72,558
Comprehensive income:
Net income	-	-	2,981	-	-	2,981
Other comprehensive income	-	-	-	1,262	-	1,262
1,126 shares issued from treasury in connection with
the Corporation's Employee Stock Purchase Plan	-	7	-	-	18	25
Stock option expense	-	65	-	-	-	65
Cash dividends declared, $0.36 per share	-	-	(1,177)	-	-	(1,177)
BALANCE AT SEPTEMBER 30, 2017	$3,761	$14,746	$64,521	$396	$(7,710)	$75,714

BALANCE AT DECEMBER 31, 2015	$3,761	$14,669	$58,642	$1,397	$(6,908)	$71,561
Comprehensive income:
Net income	-	-	4,021	-	-	4,021
Other comprehensive income	-	-	-	1,463	-	1,463
Repurchase of 33,668 shares	-	-	-	-	(633)	(633)
843 shares issued from treasury in connection with
the Corporation's Employee Stock Purchase Plan	-	5	-	-	13	18
Cash dividends declared, $0.33 per share	-	-	(1,086)	-	-	(1,086)
BALANCE AT SEPTEMBER 30, 2016	$3,761	$14,674	$61,577	$2,860	$(7,528)	$75,344

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES	$582	$4,226

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls and maturities of available-for-sale securities	42,791	34,475
Purchases of available-for-sale securities	(29,941)	(41,884)
Proceeds from certificates of deposit	249	-
Proceeds from sale of other real estate owned	358	266
Acquisition of Benchmark Bancorp, Inc., net of cash received	(24,660)	-
Net increase in loans and leases	(23,556)	(4,724)
Purchases of premises and equipment	(3,943)	(37)
Net cash used in investing activities	(38,702)	(11,904)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	17,449	(902)
Proceeds from other borrowings	40,260	3,609
Principal payments on other borrowings	(18,774)	-
Purchase of treasury shares	-	(633)
Proceeds from sale of treasury shares	25	18
Cash dividends paid	(1,177)	(1,086)
Net cash provided by financing activities	37,783	1,006
NET DECREASE IN CASH AND
CASH EQUIVALENTS	(337)	(6,672)
CASH AND CASH EQUIVALENTS
At beginning of period	14,186	22,922
At end of period	$13,849	$16,250
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$1,899	$1,597
Federal income taxes	$425	$610
Non-cash investing activities:
Transfer of loans to other real estate owned	$241	$644
Change in net unrealized gain or loss on available-for-sale securities	$1,912	$2,217

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The balance sheet as of December 31, 2016 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. Management has begun gathering data and evaluating the process for calculating the allowance for loan losses under the requirements of ASU 2016-13, but has not yet determined the expected impact the adoption of ASU 2016-13 will have on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance in this update eliminates the Step 2 from the goodwill impairment test. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual goodwill impairment test with a measurement date after January 1, 2017. The Corporation does not expect the guidance to have a material impact on the consolidated financial statements.

NOTE 3 – ACQUISITION

On September 8, 2017, after receiving full board of director and regulatory approval, the Corporation completed the acquisition of Benchmark Bancorp, Inc. (“Benchmark”) and its wholly-owned subsidiary, Benchmark Bank, in an all cash transaction. Under the terms of the merger agreement, shareholders of Benchmark received approximately $8.59 per share for each outstanding common share. Immediately following the merger of Benchmark with and into the Corporation, Benchmark Bank merged with and into the Bank.

As a result of the acquisition, the two full-service banking centers of Benchmark Bank located in Gahanna and Westerville, Ohio, became full service offices of the Bank, and one mortgage loan production office located in Gahanna Ohio, became a mortgage loan production office of the Bank. With the acquisition, the Corporation has expanded its geographical footprint in an effort to help continue the growth of the Corporation’s overall profile in size and in earnings.

The results of operations of Benchmark are included in the Corporation’s consolidated operating results for the period subsequent to the date of the transaction. Acquisition-related costs of $1,115,000 and $1,271,000, respectively, for the quarter and nine month periods ended September 30, 2017, are included in other non-interest operating expenses in the accompanying consolidated statements of income for the quarter and nine month periods ended September 30, 2017.

Goodwill of $15,360,000 arising from the acquisition consists largely of synergies and the cost savings expected to result from the combining of operations and is not expected to be deductible for income tax purposes.

Consideration paid and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date are as follows (dollars in thousands):

Cash and cash equivalents	$6,092
Restricted stock	472
Loans, including loans held for sale	98,804
Premises and equipment	2,483
Core deposit intangible asset	146
Other real estate owned	141
Other assets, including accrued interest receivable	5,460

Total assets acquired	113,598

Deposits	95,545
Other liabilities	2,661

Total liabilities assumed	98,206

Net identifiable assets	15,392

Goodwill	15,360

Total cash paid	$30,752

The acquisition was partially funded through other borrowings, as more fully described in Note 6.

Explanatory Note: The following unaudited pro forma condensed combined consolidated financial statements, as well as the consolidated financial statements of Benchmark as of and for the year ended December 31, 2016, filed herewith as Exhibit 99.2 are intended to satisfy the Corporation’s reporting obligation under Item 9.01 of Form 8-K.

Unaudited Pro Forma Condensed Combined Consolidated Financial Statements

The following unaudited pro forma condensed combined consolidated balance sheet as of June 30, 2017 gives effect to the acquisition as if the merger occurred on that date. The unaudited pro forma condensed combined consolidated statement of income for the six months ended June 30, 2017 and the year ended December 31, 2016 give effect to the acquisition, as if the merger had occurred on January 1, 2016. The pro forma adjustments are based on estimates made for the purpose of preparing these pro forma financial statements and are described in the accompanying Notes. The Corporation’s management believes that the estimates used in these pro forma financial statements are reasonable under the circumstances.

The unaudited pro forma condensed combined consolidated financial information has been prepared based on the purchase method of accounting.

The unaudited pro forma condensed combined consolidated financial statements included herein are presented for information purposes only. The unaudited pro forma condensed combined consolidated balance sheet as of June 30, 2017 is not necessarily indicative of the combined financial position had the merger been effective at that date. The unaudited pro forma condensed combined consolidated statements of income are not necessarily indicative of the results of operations that would have occurred had the merger been effective at the beginning of the period indicated, or of the future results of operations of the Corporation.

These pro forma financial statements do not include the effects of any potential cost savings which management believes will result from operating Benchmark Bank as branches and combining certain operating procedures. It also does not necessarily reflect what the historical results of the combined company would have been had the companies been combined during this period.

	(in thousands except per share data)
	June 30, 2017

	Historical United	Historical Benchmark	Pro Forma Adjustments Debit/(Credit)	Footnote Reference	Pro Forma Combined
	(Unaudited)
ASSETS:
Cash and due from banks	$14,155	$9,982	$(5,897)	(1)	$18,240
Fed Funds sold	-	775	-		775
Securities, available-for-sale	183,975	1,621	-		185,596
Loans, gross	385,777	105,798	(3,046)	(2)	488,529
Allowance for loan losses	(2,829)	(1,088)	1,088	(3)	(2,829)
Premises and equipment	17,008	2,409	142	(4)	19,559
Other real estate owned	344	351	(211)	(5)	484
Federal Home Loan Bank stock	4,829	473	-		5,302
Bank owned life insurance	17,548	-	-		17,548
Other intangible assets	707	-	146	(6)	853
Goodwill	10,072	-	14,586	(7)	24,658
Accrued interest and other assets	5,092	4,029	618	(8)	9,739
Total Assets	$636,678	$124,350	$7,426		$768,454

LIABILITIES:
Deposits	$537,303	$97,862	$418	(9)	$635,583
Other borrowings	7,571	8,000	25,000	(1)	40,571
Trust preferred	12,823	-	-		12,823
Accrued expenses and other liabilities	3,425	641	-		4,066
Total Liabilities	$561,122	$106,503	$25,418		$693,043

EQUITY:
Common stock	$3,761	$3,115	$(3,115)	(10)	$3,761
Preferred stock	-	2	(2)	(10)	-
Warrants	-	38	(38)	(10)	-
Additional paid-in capital - Common	-	20,923	(20,923)	(10)	-
Additional paid-in capital - Preferred	-	1,605	(1,605)	(10)	-
Surplus	14,712	-	-		14,712
Retained earnings (accumulated deficit)	64,511	(7,814)	7,669	(11)	64,366
Treasury stock	(7,719)	-	-		(7,719)
Accumulated other comprehensive income (loss)	291	(22)	22	(12)	291
Total Stockholders' Equity	75,556	17,847	(17,992)		75,411
Total Liabilities & Stockholders' Equity	$636,678	$124,350	$7,426		$768,454

	(in thousands except per share data)
	For the Six months Ended June 30, 2017

	Historical United	Historical Benchmark	Pro Forma Adjustments Debit/(Credit)	Footnote Reference	Pro Forma Combined
	(Unaudited)

Interest Income	$11,389	$3,128	$187	(13)	$14,704
Interest Expense	1,260	434	158	(14)	1,852
Net interest income	10,129	2,694	29		12,852
Credit for loan losses	(350)	(96)	-		(446)
Net interest income after provision for loan losses	10,479	2,790	29		13,298
Non-interest income	2,385	2,651	-		5,036
Non-interest expense	9,522	5,028	15	(15)(16)	14,565
Income before income taxes	3,342	413	14		3,769
Income tax provision	763	207	5	(17)	975
Net Income	$2,579	$206	$9		$2,794

Earnings per share
Basic	$0.79	$0.07
Diluted	$0.79	$0.07
Pro Forma earnings per share
Basic				(18)	$0.86
Diluted				(18)	$0.86

	(in thousands except per share data)
	For the Year Ended December 31, 2016

	Historical United	Historical Benchmark	Pro Forma Adjustments Debit/(Credit)	Footnote Reference	Pro Forma Combined
	(Unaudited)

Interest Income	$21,627	$6,082	$334	(13)	$28,043
Interest Expense	2,231	700	318	(14)	3,249
Net interest income	19,396	5,382	16		24,794
Credit for loan losses	(750)	(256)	-		(1,006)
Net interest income after provision for loan losses	20,146	5,638	16		25,800
Non-interest income	4,903	6,473	-		11,376
Non-interest expense	17,784	10,636	29	(15)(16)	28,449
Income before income taxes	7,265	1,475	(13)		8,727
Income tax provision	1,744	(3,652)	(5)	(17)	(1,913)
Net Income	$5,521	$5,127	$(8)		$10,640

Earnings per share
Basic	$1.68	$1.65
Diluted	$1.68	$1.65
Pro Forma earnings per share
Basic				(18)	$3.43
Diluted				(18)	$3.43

PRELIMINARY PURCHASE ACCOUNTING ALLOCATIONS

The unaudited pro forma condensed combined consolidated financial information for the merger includes an unaudited pro forma condensed combined balance sheet as of June 30, 2017 assuming the merger was completed on June 30, 2017. The unaudited pro forma condensed combined consolidated statements of income is for the six months ended June 30, 2017.

	(in thousands)
	June 30, 2017

		Footnote Reference
Benchmark Bancorp shareholders' equity - June 30, 2017 plus/(minus) estimated fair value adjustments:			$17,847
Loan fair value	$(3,046)	(2)
Allowance for loan losses	1,088	(3)
Loans, net	(1,958)
Building	142	(4)
OREO	(211)	(5)
Core deposit intangible asset	146
Deferred tax asset, net	618	(8)
Deposits - fixed maturity	(418)	(9)
Total fair value adjustments			$(1,681)
Estimated fair value of Benchmark Bancorp net
assets at June 30, 2017			16,166
Total consideration paid to Benchmark Bancorp
shareholders (**)			30,752
Goodwill			$14,586

** The purchase price is based on estimated total cash consideration of $30,752.

A. Notes:

(1)	Cash consideration of $30,752,000 paid to Benchmark Bancorp’s shareholders plus estimated transaction costs of $145,000 net of tax, less additional borrowings of $25,000,000.
(2)	The fair value of Benchmark’s loan portfolio acquired in the transaction is estimated by United to be less than book value. Based on management’s judgment, United applied a discount to the loan portfolio to estimate the fair value adjustment as of June 30, 2017. The adjustment reflects United’s estimates of both market interest rate differential and credit considerations on pools of loans and the potential adjustments required by ASC 310-30, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” for applicable individual loans. The portion of the fair market value adjustment that is accretable is assumed to amortize into interest income on a level yield basis over the estimated remaining life of the loans.
(3)	Elimination of Benchmark’s allowance for loan losses.
(4)	Adjusts bank premises to appraised value at June 30, 2017.
(5)	Adjusts the value of OREO at June 30, 2017 to estimated fair value.
(6)	Represents the establishment of the estimated core deposit intangible. The core deposit intangible is assumed to amortize into non-interest expense over 10 years, using accelerated methods.
(7)	Goodwill estimate based on the excess of the purchase price over the estimated fair value of the net assets acquired.
(8)	Tax effect of estimated fair market value adjustments.
(9)	Estimated fair market value adjustment related to deposits and is assumed to amortize into interest expense on a level yield basis over the estimated remaining maturity of the deposits.
(10)	Reflects the elimination of Benchmark’s common and preferred stock, including related additional paid-in capital, as well as warrants.
(11)	Reflects the elimination of Benchmark’s accumulated deficit of $7,814,000, net of after-tax transaction costs of $145,000.
(12)	Reflects the elimination of Benchmark’s accumulated other comprehensive loss of $22,000.
(13)	Interest income impact of loan discount accretion on purchase accounting adjustment, net of lost earnings on cash consideration paid and net merger costs, after tax.
(14)	Interest expense on other borrowings incurred to facilitate the transaction, net of estimated fair value adjustment related to deposits assumed to amortize into interest expense on an accelerated basis over 5 years.
(15)	Reflects additional depreciation on fair value adjustment of bank premises.
(16)	Reflects core deposit intangible amortization over 10 years, using accelerated methods.
(17)	Represents the income tax effect (34%) of the impact of pro forma adjustments on income before tax.
(18)	Basic and diluted pro forma earnings per share for the six months ended June 30, 2017 have been computed based on 3,267,020 basic and 3,271,477 diluted shares, respectively. Basic and diluted pro forma earnings per share for the year ended December 31, 2016 have been computed based upon 3,289,497 basic and diluted shares.

NOTE 4 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of September 30, 2017 and December 31, 2016 are as follows:

	(in thousands)
	September 30, 2017		December 31, 2016
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
Obligations of states and political
subdivisions	$69,796	$70,800	$70,757	$70,624
Mortgage-backed	107,342	106,948	119,758	118,595
Other	1,002	992	1,002	986

Total	$178,140	$178,740	$191,517	$190,205

A summary of gross unrealized gains and losses on available-for-sale securities as of September 30, 2017 and December 31, 2016 follows:

	September 30, 2017		December 31, 2016
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
Available-for-sale:
Obligations of states and political
subdivisions	$1,210	$206	$644	$777
Mortgage-backed	603	997	769	1,932
Other	-	10	-	16

Total	$1,813	$1,213	$1,413	$2,725

NOTE 5 – LOANS AND LEASES

The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the periods ending September 30, 2017 and 2016:

	(in thousands)
	Commercial	Commercial and multi-family real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2016	$896	$1,876	$542	$31	$3,345
Provision (credit) charged to expenses	(374)	(65)	65	24	(350)
Losses charged off	(36)	(553)	(45)	(23)	(657)
Recoveries	78	381	12	8	479
Balance at September 30, 2017	$564	$1,639	$574	$40	$2,817

	Commercial	Commercial and multi-family real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2015	$893	$2,540	$373	$28	$3,834
Provision (credit) charged to expenses	163	(904)	42	(1)	(700)
Losses charged off	(86)	(11)	(24)	(8)	(129)
Recoveries	28	285	62	8	383
Balance at September 30, 2016	$998	$1,910	$453	$27	$3,388

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment method for the periods ending September 30, 2017 and December 31, 2016:

	(in thousands)
September 30, 2017	Commercial	Commercial and multi-family real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases
individually evaluated for impairment	$98	$-	$-	$-	$98
Collectively evaluated for impairment	466	1,639	574	40	2,719
Total allowance for loan
and lease losses	$564	$1,639	$574	$40	$2,817

Loans and leases:
Individually evaluated for impairment	$490	$396	$-	$-	$886
Acquired with deteriorated
credit quality	-	915	227	-	1,142
Collectively evaluated for impairment	64,284	301,085	121,180	4,512	491,061
Total ending loans and
leases balance	$64,774	$302,396	$121,407	$4,512	$493,089

December 31, 2016	Commercial	Commercial and multi-family real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases
individually evaluated for impairment	$399	$619	$-	$-	$1,018
Collectively evaluated for impairment	497	1,257	542	31	2,327
Total allowance for loan
and lease losses	$896	$1,876	$542	$31	$3,345

Loans and leases:
Individually evaluated for impairment	$937	$1,980	$-	$-	$2,917
Acquired with deteriorated
credit quality	-	573	51	-	624
Collectively evaluated for impairment	62,782	216,933	88,818	4,012	372,545
Total ending loans and
leases balance	$63,719	$219,486	$88,869	$4,012	$376,086

Impaired loans and leases were as follows as of September 30, 2017 and December 31, 2016:

	(in thousands)
	September 30, 2017	December 31, 2016

Loans and leases with no allowance
for loan and lease losses allocated	$396	$-
Loans and leases with allowance
for loan and lease losses allocated	490	2,917
Total impaired loans and leases	886	2,917
Amount of the allowance allocated to impaired loans and leases	$98	$1,018

No additional funds are committed to be advanced in connection with impaired loans and leases.

The average recorded investment in impaired loans and leases (excluding loans and leases acquired with deteriorated credit quality) for the nine month periods ended September 30, 2017 and 2016 was approximately $1.8 million and $4.5 million, respectively. There was $86,000 and $255,000 in interest income recognized by the Corporation on impaired loans and leases on an accrual or cash basis for the nine month periods ended September 30, 2017 and 2016, respectively.

The following table presents loans and leases individually evaluated for impairment by class of loans as of September 30, 2017 and December 31, 2016:

(in thousands)
	September 30, 2017		December 31, 2016
	Recorded investment	Allowance for loan and lease losses allocated	Recorded investment	Allowance for loan and lease losses allocated
With no related allowance recorded:
Commercial	$-	$-	$-	$-
Commercial and multi-family real estate	396	-	-	-
Agriculture	-	-	-	-
Agricultural real estate	-	-	-	-
Consumer	-	-	-	-
Residential 1-4 family real estate	-	-	-	-
With an allowance recorded:
Commercial	490	98	937	399
Commercial and multi-family real estate	-	-	1,980	619
Agriculture	-	-	-	-
Agricultural real estate	-	-	-	-
Consumer	-	-	-	-
Residential 1-4 family real estate	-	-	-	-
Total	$886	$98	$2,917	$1,018

The following tables present the recorded investment in nonaccrual loans and leases, loans and leases past due over 90 days still on accrual and troubled debt restructurings by class of loans as of September 30, 2017 and December 31, 2016:

	(in thousands)
September 30, 2017	Nonaccrual	Loans and leases past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$618	$-	$27
Commercial real estate	1,573	-	604
Agricultural real estate	233	-	-
Agriculture	-	-	-
Consumer	-	-	-
Residential:
1 – 4 family	726	199	436
Home equity	-	-	-
Total	$3,150	$199	$1,067

	(in thousands)
December 31, 2016	Nonaccrual	Loans and leases past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$1,295	$-	$29
Commercial real estate	3,462	-	722
Agricultural real estate	277	-	-
Agriculture	-	73	-
Consumer	3	-	-
Residential:
1 – 4 family	966	81	457
Home equity	-	-	-
Total	$6,003	$154	$1,208

The nonaccrual balances in the tables above include troubled debt restructurings that have been classified as nonaccrual.

The following table presents the aging of the recorded investment in past due loans and leases as of September 30, 2017 by class of loans and leases:

	(in thousands)
	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Commercial	$113	$-	$74	$187	$51,550	$51,737
Commercial real estate	125	23	516	664	271,771	272,435
Agriculture	60	-	-	60	12,977	13,037
Agricultural real estate	10	-	-	10	29,951	29,961
Consumer	-	3	-	3	4,509	4,512
Residential real estate	2,970	29	297	3,296	118,111	121,407
Total	$3,278	$55	$887	$4,220	$488,869	$493,089

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2016 by class of loans and leases:

	(in thousands)
	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Commercial	$326	$71	$79	$476	$49,988	$50,464
Commercial real estate	103	147	553	803	192,830	193,633
Agriculture	227	-	-	227	13,026	13,253
Agricultural real estate	-	-	5	5	25,850	25,855
Consumer	10	2	-	12	4,000	4,012
Residential real estate	1,770	484	462	2,716	86,153	88,869
Total	$2,436	$704	$1,099	$4,239	$371,847	$376,086

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

Loans and leases not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. Loans and leases listed as not rated are generally either less than $500,000 or are included in groups of homogenous loans and leases. As of September 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans and leases is as follows:

	(in thousands)
September 30, 2017	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$43,832	$-	$1,998	$-	$18,944
Commercial and multi-
family real estate	224,970	2,390	2,449	-	72,587
Residential 1 - 4 family	11,056	-	124	-	110,227
Consumer	-	-	-	-	4,512
Total	$279,858	$2,390	$4,571	$-	$206,270

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$41,233	$-	$3,666	$-	$18,819
Commercial and multi-
family real estate	162,399	4,239	3,850	-	48,999
Residential 1 - 4 family	210	-	-	-	88,659
Consumer	-	-	-	-	4,012
Total	$203,842	$4,239	$7,516	$-	$160,489

The Corporation considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans and leases not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans and leases that are not risk rated, based on payment activity as of September 30, 2017 and December 31, 2016:

	(in thousands)
September 30, 2017	Commercial	Commercial and multi-family real estate	Residential 1-4 family	Consumer

Performing	$18,870	$72,127	$109,930	$4,512
Nonperforming	74	460	297	-
Total	$18,944	$72,587	$110,227	$4,512

December 31, 2016	Commercial	Commercial and multi-family real estate	Residential 1-4 family	Consumer

Performing	$18,740	$48,441	$88,197	$4,012
Nonperforming	79	558	462	-
Total	$18,819	$48,999	$88,659	$4,012

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

There were no modifications for TDR loans and leases, or troubled debt restructurings for which there was a payment default during the nine month period ended September 30, 2017.

In addition to the Benchmark transaction describe in Note 3, the Corporation acquired The Ohio State Bank (OSB) in November 2014. As a result of these acquisitions, the Corporation has loans and leases, for which there was at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition, that all contractually required payments would not be collected.

The following is information related to loans and leases acquired in these transactions, including purchased impaired loans:

	The Ohio State Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2016	$34,416	$(1,476)	$32,940
Change due to payments received	(6,285)	494	(5,791)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at September 30, 2017	$28,131	$(982)	$27,149

	Contractual	Non
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Impaired Loans and Leases
Balance at December 31, 2016	$1,520	$(896)	$624
Change due to payments received	(288)	176	(112)
Transfer to foreclosed real estate	(433)	297	(136)
Change due to loan charge-off	(208)	107	(101)
Balance at September 30, 2017	$591	$(316)	$275

	Benchmark Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at September 8, 2017	$96,914	$(2,273)	$94,641
Change due to payments received	(34)	1	(33)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at September 30, 2017	$96,880	$(2,272)	$94,608

	Contractual	Non
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Impaired Loans and Leases
Balance at September 8, 2017	$1,641	$(771)	$870
Change due to payments received	-	-	-
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at September 30, 2017	$1,641	$(771)	$870

A $101,000 provision for loan and lease losses was recognized during the nine month period ended September 30, 2017 related to one purchase credit impaired commercial loan from the OSB acquisition for which the sheriff’s appraisal was substantially below the expected collateral value. There was no provision for loan and lease losses recognized during the nine month period ended September 30, 2016 related to the acquired loans and leases as there was no significant change to the credit quality of the loans and leases during the period.

There was no provision for loan and lease losses recognized during the period ended September 30, 2017 related to loans acquired in the Benchmark acquisition.

NOTE 6 – OTHER BORROWINGS

During September 2017, the Bank borrowed $25,000,000 and issued secured notes to the Federal Home Loan Bank and the Corporation borrowed $10,000,000 to facilitate the acquisition described in Note 3.

Other borrowings consists of the following at September 30, 2017 and December 31, 2016:

	(in thousands)
	September 30,	December 31,
	2017	2016
Federal Home Loan Bank borrowings:
Secured notes, with interest at .74%, due March, 2017	$-	$18,774
Secured note, with interest at 1.27%, due December, 2017	5,160	-
Secured note, with interest at 0.0%, due October, 2018	100	-
Secured note, with interest at 1.56%, due September, 2021	7,000	-
Secured note, with interest at 1.72%, due September, 2020	6,000	-
Secured note, with interest at 1.86%, due September, 2021	6,000	-
Secured note, with interest at 1.97%, due September, 2022	6,000	-

United Bankers Bank
Note payable, with interest at 4.875%, due September, 2022	10,000	-

Total other borrowings	$40,260	$18,774

The United Bankers Bank note requires quarterly interest-only payments commencing December 1, 2017, with quarterly $250,000 principal payments plus interest, commencing December 1, 2018 and any remaining unpaid principal due September 1, 2022.

Federal Home Loan Bank borrowings are secured by Federal Home Loan Bank stock and eligible mortgage loans approximating $98,300,000 and $86,970,000 at September 30, 2017 and December 31, 2016 respectively. The note payable is secured by all outstanding shares of the Bank.

NOTE 7 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR, amounting to 4.16% at September 30, 2017 and 4.15% at December 31, 2016. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through the OSB acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of September 30, 2017 and December 31, 2016 was $2,532,000 and $2,506,000, respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR, amounting to 4.48% at September 30, 2017 and 3.73% at December 31, 2016.

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

Interest expense on the debentures amounted to $411,000 and $365,000 for the nine month periods ended September 30, 2017 and 2016, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 include available-for-sale securities, which are valued using Level 2 inputs except for one other security which is valued using Level 3 inputs that was redeemed during the second quarter 2017, as well as mortgage servicing rights, amounting to $1,231,000 at September 30, 2017 and $1,247,000 at December 31, 2016, which are valued using Level 3 inputs. Financial assets (there were no financial liabilities) measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016 include impaired loans net of specific reserves, approximating $788,000 at September 30, 2017 and $1,899,000 at December 31, 2016, all of which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended September 30, 2017, due to the lack of observable quotes in inactive markets for those instruments at September 30, 2017.

The tables below present a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and certain securities which are valued using Level 3 inputs, for the nine month period ended September 30, 2017 and year ended December 31, 2016:

	(in thousands)
	September 30,	December 31,
	2017	2016
Mortgage Servicing Rights
Balance at beginning of period	$1,247	$1,181
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	138	273
Disposals - amortization based on loan payments and payoffs	(97)	(195)
Changes in fair value	(57)	(12)
Balance at end of period	$1,231	$1,247

Securities valued using Level 3 inputs
Balance at beginning of period	$2,238	$2,389
Principal payments received	(2,238)	(151)
Changes in fair value	-	-
Balance at end of period	$-	$2,238

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

Securities Available-for-Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would typically include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. Government and agencies securities, municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no gains or losses relating to securities available-for-sale included in earnings before income taxes that were attributable to changes in fair values of securities held at September 30, 2017 and December 31, 2016.

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

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at September 30, 2017 and December 31, 2016.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at September 30, 2017 and December 31, 2016 were as follows:

	(in thousands)
	September 30, 2017		December 31, 2016
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$13,849	$13,849	$14,186	$14,186	1
Securities, including FHLB stock	184,042	184,042	195,035	195,035	2,3
Certificates of deposit	1,245	1,245	1,494	1,494	2
Loans held for sale	6,993	6,993	1,510	1,510	3
Net loans and leases	490,272	489,027	372,741	371,493	3
Mortgage servicing rights	1,231	1,231	1,247	1,247	3
	$697,632	$696,387	$586,213	$584,965
FINANCIAL LIABILITIES
Deposits
Maturity	$176,599	175,618	$129,460	$128,592	3
Non-maturity	461,075	461,075	395,220	395,220	1
Other borrowings	40,260	40,276	18,774	18,774	3
Junior subordinated deferrable
interest debentures	12,832	10,213	12,806	9,295	3
	$690,766	$687,182	$556,260	$551,881

The above summary does not include accrued interest receivable or cash surrender value of life insurance, which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts and would be considered Level 1 inputs.

There are also unrecognized financial instruments at September 30, 2017 and December 31, 2016 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounted to $127,752,000 at September 30, 2017 and $91,023,000 at December 31, 2016. Such amounts are also considered to be the estimated fair values.

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

Loans held for sale:

The fair value of loans held for sale is determined to be the book value as they are typically held for 60 days or less.

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

Other borrowings and junior subordinated deferrable interest debentures:

The fair value of Federal Home Loan Bank (FHLB) borrowings and junior subordinated deferrable interest debentures are determined using the net present value of discounted cash flows based on current borrowing rates for similar types of borrowing arrangements, and are obtained from an independent third party. The fair value of the note payable to United Bankers Bank obtained in September, 2017 to partially finance the acquisition described in Note 3 is considered to be book value.

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

NOTE 10 – STOCK OPTIONS

The United Bancshares, Inc. 2016 Stock Option Plan (the “Plan”) permits the Corporation to award non-qualified stock options to eligible participants. A total of 250,000 shares are available for issuance pursuant to the Plan.

The Corporation issued 33,352 options during the fourth quarter of 2016 at an exercise price of $19.32 and 30,151 options during the third quarter of 2017 at an exercise price of $21.70 under the Plan. Following is a summary of activity for stock options for the quarter ended September 30, 2017.

Number
of Shares
Outstanding, beginning of period	33,352
Granted	30,151
Exercised	-
Outstanding, end of period	63,503

The options vest over a three-year period on the anniversary of the date of grant. At September 30, 2017, no options were exercisable and outstanding options had a weighted average remaining contractual term of 6.625 years.

The fair value of options granted is estimated at the date of grant using the Black Scholes option pricing model. Following are assumptions used in calculating the fair value of the options granted:

	2017	2016
Weighted-average fair value of options granted	$7.35	$6.27
Average dividend yield	2.23%	2.31%
Expected volatility	40.00%	40.00%
Rick-free interest rate	2.06%	1.58%
Expected term (years)	7	7

Total compensation expense related to the stock options granted in 2016 is expected to be $209,000 and is being recognized ratably over the 36 month period beginning January 1, 2017. Total compensation expense related to the stock options granted in 2017 is expected to be $222,000 and is being recognized ratably over the 36 month period beginning August 1, 2017. Stock option expense for outstanding awards amounted to $30,000 and $65,000, respectfully, for the quarter and nine months ended September 30, 2017.

NOTE 11 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after September 30, 2017 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2017 have been recognized in the consolidated financial statements for the period ended September 30, 2017. Events or transactions that provided evidence about conditions that did not exist at September 30, 2017 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended September 30, 2017.

On October 17, 2017, the Corporation's Board of Directors approved a cash dividend of $0.12 per common share payable December 15, 2017 to shareholders of record at the close of business on November 30, 2017.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the Three months ended September 30,		As of or for the Nine months ended September 30,
	2017	2016	2017	2016
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.24%	0.89%	0.61%	0.87%
Average tangible shareholders’ equity (a)	2.11%	7.32%	5.30%	7.23%
Net interest margin (a)	3.79%	3.57%	3.68%	3.53%
Efficiency ratio (b)	89.72%	70.25%	79.36%	72.88%
Average shareholders’ equity to average assets	11.23%	12.15%	11.48%	12.04%
Loans to deposits (end of period) (c)	77.39%	69.39%	77.39%	69.39%
Allowance for loan losses to loans (end of period)	0.57%	0.94%	0.57%	0.94%

Book value per share	$23.17	$23.00	$23.17	$23.00

(a)	Net income to average assets, net income to average shareholders’ equity and net interest margin are presented on an annualized basis. Net interest margin is calculated using fully-tax equivalent net interest income as a percentage of average interest earning assets.

(b)	Efficiency ratio is a ratio of non-interest expense as a percentage of fully tax equivalent net interest income plus non-interest income.

(c)	Includes loans held for sale

The significant ratios presented above for 2017 include the impact on the consolidated financial statements of the Benchmark acquisition described in Note 3 of the accompanying consolidated financial statements. The significant decrease in the allowance for loan losses to loans ratio reflects the elimination of Benchmark Bank’s allowance for loan losses of $1,014,000 at the time of the acquisition as required under purchase accounting rules.

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

The Union Bank Company (the “Bank”), a wholly-owned subsidiary of the Corporation, is engaged in the business of commercial banking. The Bank is an Ohio state-chartered bank, which serves Allen, Delaware, Franklin, Hancock, Marion, Putnam, Sandusky, and Wood counties in Ohio, with office locations in Bowling Green, Columbus Grove, Delaware, Delphos, Findlay, Gahanna, Gibsonburg, Kalida, Leipsic, Lima, Marion, Ottawa, Pemberville and Westerville, Ohio.

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

On September 8, 2017, after receiving full board of director and regulatory approval, United Bancshares, Inc. (“United”) completed the acquisition of Benchmark Bancorp, Inc. (“Benchmark”) in an all-cash transaction. Under the terms of the merger agreement, shareholders of Benchmark received approximately $8.59 per share for each outstanding Benchmark common share. Immediately following the merger of Benchmark with and into the Corporation, Benchmark Bank, an Ohio banking corporation and wholly-owned subsidiary of Benchmark merged with and into the Bank. Benchmark Bank was headquartered in Gahanna, Ohio and operated two full-service banking branches along with a loan mortgage production office all located in Gahanna and Westerville, Ohio and all of which will remain open and operate under the Bank.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

Results for the quarter and nine months ended September 30, 2017 were impacted by the completion of the acquisition of Benchmark Bancorp and Benchmark Bank on September 8, 2017 and include the operating results of Benchmark subsequent to the acquisition date.

Costs incurred relating to the merger aggregated $1,115,000 and $1,271,000, respectively, for the quarter and nine month periods ended September 30, 2017.

For the quarter ended September 30, 2017, the Corporation reported net income of $402,000, or $0.12 basic earnings per share compared to the third quarter of 2016 net income of $1,378,000, or $0.42 basic earnings per share. In addition to the aforementioned acquisition costs, the decrease in operating results for the third quarter of 2017 as compared to the same period in 2016 was primarily attributable to other increases in non-interest expenses of $858,000 and interest expense of $196,000 offset by increases in interest income of $943,000 and non-interest income of $71,000, as well as a decrease in provision for income taxes of $179,000.

For the nine months ended September 30, 2017, the Corporation reported net income of $2,981,000, or $0.91 basic earnings per share compared to the nine months ended September 30, 2016 net income of $4,021,000, or $1.22 basic earnings per share. In addition to the aforementioned acquisition costs, the decrease in operating results for the nine months ending September 30, 2017 as compared to the same period in 2016 was primarily attributable to increases in other non-interest expenses of $1,307,000 and interest expense of $383,000 offset by increases in interest income of $1,783,000 and non-interest income of $274,000.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $5,708,000 for the third quarter of 2017, compared to $4,961,000 for the same period of 2016, an increase of $747,000 (15.1%).

The increase in net interest income was largely attributable to an increase in interest income for the quarter ended September 30, 2017 of $942,000, as compared to the same period in 2016, including an $886,000 increase in interest income from loans and leases and a $59,000 increase in interest income from securities.

For the nine month period ended September 30, 2017, the increase in net interest income of $1,400,000 was primarily attributable to an increase in interest income of $1,783,000 offset by an increase in interest expense of $383,000. The increase in loan interest income of $1,536,000 was primarily due to organic loan growth, increase in interest rates as well as the addition of Benchmark Bank. Securities interest income increased $252,000 during the same period. Through May of 2017, the Corporation increased the level of security holdings. Since then, the Bank utilized mortgage-backed security pay downs and other security maturities to pay-off other borrowings, as well as fund the Benchmark acquisition. The increase in interest expense of $383,000 was attributable to increases in both deposit balances and interest rates.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the quarterly and nine months ended September 30, 2017, the net interest margin (on a taxable equivalent basis) was 3.79% and 3.68% compared with 3.57% and 3.53% for the same periods in 2016.

Interest-bearing deposits comprised 94.09% of average interest-bearing liabilities for the nine months ended September 30, 2017, compared to 95.9% for the same period in 2016.

Interest expense for the quarter and nine month periods ended September 30, 2017 increased $196,000 (33.7%) and $383,000 (23.2%), respectfully. These increases were driven by higher deposit and other borrowing balances throughout 2017 as well as higher interest rates.

Provision (Credit) for Loan and Lease Losses

The Corporation’s provision (credit) for loan and lease losses is determined based upon management’s calculation of the allowance for loan and lease losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan and lease portfolio. Changes in the provision (credit) for loan and lease losses are dependent, among other things, on loan and lease delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. A $350,000 credit for loan and lease losses was recognized during the nine month period ended September 30, 2017 compared to a $700,000 credit during the nine month period ended September 30, 2016. No provision or credit for loan losses was recognized for the quarters ended September 30, 2017 and 2016. See “Allowance for Loan and Lease Losses” under Financial Condition for further discussion relating to the provision for loan and lease losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans; customer deposit account fees; earnings on life insurance policies; income arising from sales of investment products to customers; and occasional security sale transactions. Income related to customer deposit accounts and life insurance policies provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter. For the quarter ended September 30, 2017, non-interest income was $1,360,000, compared to $1,289,000 for the third quarter of 2016, a $71,000 (5.5%) increase. For the nine month period ended September 30, 2017, non-interest income was $3,745,000 compared to $3,471,000 for the same period in 2016, a $274,000 (7.9%) increase.

Gain on sales of loans amounted to $235,000 for the quarter ended September 30, 2017, compared to $202,000 for the third quarter of 2016, an increase of $33,000 (16.3%). Gain on sales of loans amounted to $466,000 for the nine month period ended September 30, 2017, compared to $409,000 for the same period in 2016, an increase of $57,000 (13.9%). The changes in gain on sales of loans resulted primarily from the changes in the volume of loans sold during the respective periods.

Gain on sales of securities amounted to $30,000 for the quarter ended September 30, 2017, compared to $23,000 for the same period in 2016, an increase of $7,000 (28.9%). Gains on sale of securities amounted to $111,000 for the nine month period ended September 30, 2017 compared to $159,000 for the comparable period in 2016, a decrease of $48,000 (30.2%).

Other operating income increased $31,000 (2.9%) for the quarter ended September 30, 2017 and $265,000 (9.1%) for the nine months ended September 30, 2017. The increase in other operating income was largely attributable to the impact of changes in fair value of mortgage servicing rights.  During the nine months ended September 30, 2017, the fair value of mortgage servicing rights asset decreased $17,000 compared to a decrease of $198,000 for the same period in 2016 primarily due to an increase in prepayment speeds caused by a decrease in mortgage loan interest rates.

Non-Interest Expenses

For the quarter ended September 30, 2017, non-interest expenses were $6,427,000, compared to $4,454,000 for the third quarter of 2016, a $1,973,000 (44.3%) increase. For the nine month period ended September 30, 2017, non-interest expenses totaled $15,949,000, compared to $13,371,000 for the same period of 2016, an increase of $2,578,000 (19.3%). The increase in non-interest expenses for the nine month period ended September 30, 2017, excluding the impact of merger costs, was primarily attributable to increases in salary and benefits, premises and equipment, data processing and advertising and promotion expenses.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended September 30, 2017, the Corporation’s efficiency ratio was 89.72%, compared to 70.25% for the same period of 2016. For the nine month period ended September 30, 2017, the Corporation’s efficiency ratio was 79.36% compared to 72.88% for the same period of 2016. The efficiency ratio for the quarter and nine month periods ending September 30, 2017 was largely impacted by the Benchmark acquisition costs. Excluding the impact of these acquisition costs, the efficiency ratio for the respective periods would have been 74.24% and 73.05%.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2017 was $239,000 (effective rate of 37.3%), compared to $418,000 (effective rate of 23.3%) for the comparable 2016 period. The significant increase in the effective tax rate was attributable to certain merger costs that are not deductible for income tax reporting purposes.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $770.7 million at September 30, 2017, compared to $633.1 million at December 31, 2016, an increase of $137.6 million, which reflects the impact of the Benchmark acquisition, completed on September 8, 2017.  The fair value of assets acquired in the transaction was $129.0 million.  Excluding the impact of the transaction, total assets increased $8.6 million, with loans increasing $21.5 million (5.7%), net premises and equipment increasing $3.4 million (25.6%), and available-for-sale securities decreasing $11.5 million (6.0%).  Deposits during the same period increased $17.4 million (3.3%), excluding the impact of deposits assumed in the Benchmark acquisition. The decrease in securities was largely due to sales and maturities of securities during the nine months ended September 30, 2017, including the $2.2 million redemption of the Corporation’s only level 3 available-for-sale security. Cash flow from the securities sales and maturities were used to fund loan growth and the Benchmark Bank acquisition. The increase in premises and equipment includes the impact of the Corporation’s new operations center located in Columbus Grove, which was completed in May 2017.

Shareholders’ equity increased from $72.6 million at December 31, 2016 to $75.7 million at September 30, 2017. This increase was primarily the result of net income of $2,981,000 and $1,262,000 of other comprehensive income from available-for-sale securities market value changes, net of tax, offset by dividends paid of $1,177,000. The market value changes for available-for-sale securities during the nine month period ended September 30, 2017, was the result of customary and expected changes in the bond market. Net unrealized gains and losses on securities are reported as accumulated other comprehensive income or loss in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $13.8 million at September 30, 2017 and $14.2 million at December 31, 2016, including interest-bearing deposits in other banks of $4.4 million at September 30, 2017 and $4.3 million at December 31, 2016. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs especially considering the availability of other funding sources, as described below. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of September 30, 2017 totaled $178.1 million and $178.7 million, respectively, resulting in net unrealized gains before tax of $600,000 and a corresponding after-tax increase in shareholders’ equity of $396,000.

Loans Held for Sale

The increase of $5,483,000 in loans held for sale was primarily attributable to loans originated subsequent to the acquisition through Loan One, the mortgage company acquired through the Benchmark acquisition. These loans are typically expected to be sold within 60 days.

Loans and Leases

The Corporation’s primary lending areas are Northwestern, West Central, and Central Ohio. Gross loans and leases totaled $493.1 million at September 30, 2017, compared to $376.1 million at December 31, 2016, an increase of $117.0 million (31.1%). This increase includes the fair value of loans acquired in the Benchmark acquisition of $95.5 million, as well as net organic loan growth of $21.5 million.

There are also unrecognized financial instruments at September 30, 2017 and December 31, 2016 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $127.8 million at September 30, 2017 and $91.0 million at December 31, 2016.

Allowance for Loan and Lease Losses

The following table presents a summary of activity in the allowance for loan and lease losses for the nine months ended September 30, 2017 and 2016:

	(in thousands)
	2017	2016
Balance, beginning of period	$3,345	$3,834
Credit for loan and lease losses	(350)	(700)
Charge offs	(657)	(129)
Recoveries	479	383
Net (charge offs) recoveries	(178)	254
Balance, end of period	$2,817	$3,388

The allowance for loan and lease losses as a percentage of gross loans and leases was .57% at September 30, 2017, .89% at December 31, 2016, and .94% at September 30, 2016. The significant decrease in the allowance for loan and lease losses as a percentage of gross loans and leases was due to the elimination of the Benchmark allowance for loan losses as described in Note 3.

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

Loans and leases on non-accrual status amounted to $3.1 million and $6.0 million at September 30, 2017 and December 31, 2016, respectively. Non-accrual loans and leases as a percentage of outstanding loans amounted to .64% at September 30, 2017 and 1.6% at December 31, 2016.

The Corporation considers a loan or lease to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan or lease, as the case may be, based on current information and events. Impaired loans and leases, all consisting of commercial and commercial real estate credits, amounted to $886,000 at September 30, 2017 and $2.9 million at December 31, 2016. Of the $886,000 of impaired loans and leases as of September 30, 2017, $490,000 had specific reserves of $98,000 while all impaired loans and leases at December 31, 2016 had specific reserves in the amount of $1.0 million. The specific reserves for both periods are included in the Corporation’s allowance for loan and lease losses. Not all non-accrual loans are considered impaired due to improved payment history. Loans that are current on all payments and management believes will remain current, can be removed from the impaired list before being removed from the non-accrual list. To be removed from non-accrual, loans must show six months of on-time payment history as well as current financial statements indicating a debt service coverage of at least one to one.

In addition to impaired loans, the Corporation had other potential problem credits of $6.5 million at September 30, 2017 and $9.7 million at December 31, 2016. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans and leases using loss rates calculated considering historic net loan charge-off experience. The Corporation has experienced $657,000 of loan charge-offs during the first nine months of 2017 compared to annual loan charge-offs of $160,000 in 2016, $638,000 in 2015, and $497,000 in 2014, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios. The Corporation also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits continue to be the most significant source of funds for the Corporation, totaling $637.7 million, or 91.8% of the Corporation’s outstanding funding sources at September 30, 2017. Total deposits increased $113.0 million during the nine months ended September 30, 2017, including $95.5 million from the Benchmark acquisition.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers. Non-interest bearing deposits comprised 16.5% of total deposits at September 30, 2017, compared to 18.7% at December 31, 2016.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $30.3 million at September 30, 2017 and $18.8 million at December 31, 2016 as well as $10 million of long term debt from the United Bankers’ Bank (UBB) at September 30, 2017. The UBB term borrowings, as well as a substantial portion of the FHLB borrowings at September 30, 2017 were used to facilitate the Benchmark acquisition. The Corporation also has outstanding junior subordinated deferrable interest debentures of $12.8 million at September 30, 2017 and December 31, 2016. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

Shareholders’ equity increased from $72.6 million at December 31, 2016 to $75.7 million at September 30, 2017, principally due to net income of $3.0 million and other comprehensive income of $1.3 million, net of dividends paid.

For the nine month period ended September 30, 2016, shareholder’s equity increased from $71.6 million at December 31, 2015 to $75.3 million, principally due to net income of $4.0 million and other comprehensive income of $1.5 million, net of dividends paid.

The Corporation and Bank met all regulatory capital requirements as of September 30, 2017, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the nine month period ended September 30, 2017. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan and lease losses.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended September 30, 2017:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
07/01/17 - 07/31/17	-	$-	397,334	202,666

08/01/17 - 08/31/17	-	$-	397,334	202,666

09/01/17 - 09/30/17	-	$-	397,334	202,666

The Plan authorizes the Corporation to repurchase up to 600,000 of the Corporation’s common shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

Item 3: Defaults upon Senior Securities.

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information.

None

Item 6: Exhibits

(a) Exhibits

Exhibit 2.1	Stock Purchase Agreement, dated July 1, 2014 among United Bancshares, Inc., Ohio State Bancshares, Inc. and Rbancshares, Inc.
Exhibit 2.2	Agreement and Plan of Merger, dated March 22, 2017 among United Bancshares, Inc., Benchmark Bancorp, Inc. and Benchmark Bank
Exhibit 3.1	Amended and Restated Articles of Incorporation
Exhibit 3.2	Amended and Restated Code of Regulations
Exhibit 10.1	Salary Continuation Agreement - Brian D. Young
Exhibit 10.2	Salary Continuation Agreement – Heather M. Oatman
Exhibit 10.3	Preferred Trust Securities, Placement and Debenture agreements
Exhibit 10.4	Salary Continuation Agreement, First Amendment – Brian D. Young
Exhibit 10.5	2017 Stock Option Plan
Exhibit 23	Consent of Plante & Moran, PLLC
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
Exhibit 32.1	Section 1350 CEO’s Certification
Exhibit 32.2	Section 1350 CFO’s Certification
Exhibit 99.1	Safe Harbor under The Private Securities Litigation Reform Act of 1995
Exhibit 99.2	Consolidated Financial Statements of Benchmark Bancorp, Inc. as of and for the year ended December 31, 2016

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

UNITED BANCSHARES, INC.

Date:	October 30, 2017	By: /s/ Daniel J. Lucke
Daniel J. Lucke
Chief Financial Officer

EXHIBIT INDEX

UNITED BANCSHARES, INC. QUARTERLY REPORT ON FORM 10-Q

FOR PERIOD ENDED September 30, 2017

Exhibit Number	Description	Exhibit Location
2.1	Stock Purchase Agreement, dated July 1, 2014 among United Bancshares, Inc., Ohio State Bancshares, Inc. and Rbancshares, Inc.	Incorporated herein by reference to the Corporation’s Form 8-K filed July 1, 2014.
2.2	Agreement and Plan of Merger, dated March 22, 2017 among United Bancshares, Inc, Benchmark Bancorp, Inc. and Benchmark Bank	Incorporated herein by reference to the Coporation’s Form 8-K filed March 22, 2017.
3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
3.2	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10Q for the quarter ended September 30, 2007.
10.1	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.2	Salary Continuation Agreement – Heather M. Oatman	Incorporated herein by reference to the Corporation's 2008 Form 10K filed March 20, 2009.
10.3	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005.
10.4	Salary Continuation Agreement, First Amendment – Brian D. Young	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.5	2017 Stock Option Plan	Incorporated herein by reference to the Corporation’s Definitive Proxy Statement pursuant to Section 14(a) filed March 13, 2017.
23	Consent of Plante & Moran, PLLC	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99.1	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith
99.2	Consolidated Financial Statements of Benchmark Bancorp, Inc. as of and for the year ended December 31, 2016	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB	XBRL Taxonomy Extension Label	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

