Form 10-K
period 2017-12-31
UNITED BANCSHARES INC/OH
filed 2018-03-02
CIK 1087456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934, as amended
For the fiscal year ended December 31, 2017
Commission File No.: 000-29283

UNITED BANCSHARES, INC.
(exact name of registrant as specified in its charter)

OHIO	34-1516518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)
105 Progressive Drive, Columbus Grove, Ohio 45830
(Address of principal executive offices)
Registrant’s telephone number, including area code: (419) 659-2141
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, no par value — NASDAQ Global Market
(Title of class)

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was $69,028,312, based upon the last sales price as quoted on the NASDAQ Global Market as of June 30, 2017.
The number of shares of Common Stock, no par value outstanding as of January 31, 2018: 3,267,945
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2017 are incorporated by reference into Part II. Portions of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on April 25, 2018 are incorporated by reference into Part III.

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

PART I
Item 1.
Business

Overview
United Bancshares, Inc. (“UBOH”), an Ohio corporation, organized in 1985, is headquartered in Columbus Grove, Ohio. We are a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), with consolidated total assets of  $780.5 million at December 31, 2017. UBOH is regulated as a one-bank holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and its principal asset and operating subsidiary is The Union Bank Company, an Ohio state chartered commercial bank (“Union Bank”). As of December 31, 2017, UBOH and its subsidiary (collectively the “Corporation”) employed approximately 177 full-time equivalent employees.
United Bancshares, Inc.’s common stock has traded on the NASDAQ Global Market under the symbol “UBOH” since March 2001.
Union Bank
Union Bank is an Ohio state-chartered bank supervised by the State of Ohio, Division of Financial Institutions (the “ODFI”), and the Federal Deposit Insurance Corporation (the “FDIC”). Through Union Bank, we provide a wide range of commercial and retail banking services. Union Bank offers a full range of commercial banking services, including checking accounts, savings and money market accounts; certificates of deposit; on-line banking and automatic teller machines; commercial, consumer, agricultural, residential mortgage and home equity loans; wealth management services; treasury management services; safe deposit box rentals; and other personalized banking services. Through our seventeen branch offices located in Bowling Green, Columbus Grove, Delaware, Delphos, Findlay, Gahanna, Gibsonburg, Kalida, Leipsic, Lima, Marion, Ottawa, Pemberville, and Westerville Ohio, we serve the Ohio counties of Allen, Delaware, Franklin, Hancock, Marion, Putnam, Sandusky, Van Wert, and Wood.
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
Additional information
Our executive offices are located at 105 Progressive Drive, Columbus Grove, OH 45830 and our telephone number is (419) 659-2141. Our website is www.theubank.com.
We make available free of charge, on or through the Investor Relations link on our website (www.theubank.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website and available in print upon request are the charters for our Audit Committee, Compensation, and Nominating Committees and our Senior Officer Code of Ethics. Within the time period required by the SEC and the NASDAQ Global Market, we will post on our website any amendment to the Senior Officer Code of Ethics or the above-referenced governance documents or you may request the documents by writing to our Chief Financial Officer at The Union Bank Co., 105 Progressive Drive, Columbus Grove, OH 45830 or by calling (419) 659-2141.
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
In recent years, mergers and acquisitions have led to greater concentration in the banking industry, placing added competitive pressure on our core banking products and services. Consolidation continued during 2017, primarily through private merger and acquisition transactions, and led to redistribution of deposits and certain banking assets to other financial institutions. We expect this trend to continue during 2018. We, therefore, expect competition in the markets we serve to intensify with the advent of new technology and consolidation trends. As a matter of course, we continue to evaluate opportunities in the markets we serve or contiguous markets to improve our footprint, while balancing the efficiency of technology.
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
The risk-based capital guidelines adopted by the federal banking regulators and effective through December 31, 2017, include both a definition and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least 4% is to be comprised of common shareholders’ equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan losses. Each of the federal banking agencies also impose a minimum leverage ratio (Tier 1 capital to total assets) for banking organizations. The minimum leverage ratio is currently 3% for bank holding companies that are considered “strong” under the Federal Reserve Board’s guidelines or which have implemented the Federal Reserve Board’s risk-based capital measure for market risk. The minimum leverage ratio is 1%-2% higher for other bank holding companies and banks based on their particular circumstances and risk profiles and for those banks experiencing or anticipating significant growth. The FDIC imposes similar capital requirements on Union Bank adopted by the FDIC.
The Corporation currently satisfies all capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC. The junior subordinated deferrable interest debentures issued in 2003 and the trust preferred securities from the acquisition of The Ohio State Bank (“OSB”), as described in Note 10 of the consolidated financial statements contained in the Corporation’s Annual Report, currently qualify as Tier 1 capital for regulatory purposes. However, it is possible that regulations could change so that such securities do not qualify.

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
The FDIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to an FDIC-insured depository institution that does not meet certain capital adequacy standards. Banks and savings associations are classified into one (1) of five (5) categories based upon capital adequacy, ranging from “well-capitalized” to “critically undercapitalized.” Restrictions on operations, management and capital distributions begin to apply at “adequately capitalized” status and become progressively stricter as the insured depository institutions approaches “critically undercapitalized” status. Generally, the regulations require the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “undercapitalized” and to take additional actions if the institution becomes “significantly undercapitalized” or “critically undercapitalized.” Effective January 1, 2015, final rules promulgated by the FDIC pursuant to the Dodd-Frank Act, provide that for a depository institution to be considered well-capitalized it must maintain common equity tier 1 capital of at least 6.5%; tier 1 risk-based capital of at least 8%; total risk-based capital of at least 10%; and a tier 1 leverage ratio of at least 5%. As of December 31, 2017, Union Bank has total risk-based capital of 11.2%, tier 1 risk-based capital and CET 1 capital of 10.7%, and tier 1 leverage of 8.5%. While the Prompt Corrective Action requirements only apply to FDIC-insured depository institutions and not to bank holding companies, the mandatory Prompt Corrective Action “capital restoration plan” required of an undercapitalized institution by its relevant regulator must be guaranteed to a limited extent by the institution’s parent bank holding company.
In October 2013, the federal banking regulators published final rules establishing a new comprehensive capital framework for U.S. banking organizations (the “Regulatory Capital Rules”). The Regulatory Capital Rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standard as well as certain provisions of the Dodd-Frank Act. The implementation of the Regulatory Capital Rules will lead to higher capital requirements and more restrictive leverage liquidity ratios than those currently in place. In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Regulatory Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements. The capital conservation buffer will be phased in over time becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. The Regulatory Capital Rules also revise the regulatory agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity. The Regulatory Capital Rules phase in began on January 1, 2015, for non-advanced approaches banking organizations, like UBOH and Union Bank and will be fully phased in by January 1, 2019. While UBOH and Union Bank currently meet all regulatory capital requirements, the ultimate impact upon the financial condition or results of operations cannot be predicted until 2019 when the rules become fully-phased in.

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
Depositor preference
The FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of its depositors (including claims of its depositors that have subrogated to the FDIC) and certain claims for administrative expenses of the FDIC as receiver have priority over other general unsecured claims. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will be placed ahead of unsecured, non-deposit creditors, including the institution’s parent bank, holding company and subordinated creditors, in order of priority of payment.

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
•
the Consumer Financial Protection Bureau has been empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

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
Statistical Financial Information Regarding the Corporation
The following schedules and table analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiary, as required under Securities Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation, both of which are included in the 2017 Annual Report.

I.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.
The following are the average balance sheets for the years ended December 31:

	2017	2016	2015
	(in thousands)
ASSETS
Interest-earning assets
Securities(1)
Taxable	$118,335	$121,442	$139,407
Non-taxable	71,480	70,371	68,331
Interest-bearing deposits	6,999	11,042	11,336
Loans(2)	421,564	361,437	358,368
Total interest-earning assets	618,378	564,292	577,442
Non-interest-earning assets
Cash and due from banks	9,155	9,081	8,932
Premises and equipment, net	16,504	11,929	12,211
Accrued interest receivable and other assets	42,160	32,984	33,754
Allowance for loan losses	(3,033)	(3,598)	(3,586)
	$683,164	$614,688	$628,753
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$323,805	$285,729	$283,904
Time deposits	141,757	140,562	159,635
Junior subordinated deferrable interest debentures	12,825	12,791	12,755
Other borrowings	23,090	4,525	9,739
Total interest-bearing liabilities	501,477	443,607	466,033
Non-interest-bearing liabilities
Demand deposits	100,148	92,811	87,820
Accrued interest payable and other liabilities	5,942	4,203	4,919
Shareholders’ equity(3)	75,597	74,067	69,981
	$683,164	$614,688	$628,753

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

	2017 Average Balance	Interest	Average Rate
	(dollars in thousands)
Interest-earning assets
Securities(1)
Taxable	$118,335	$2,403	2.03%
Non-taxable(2)	71,480	2,549	3.57%
Loans(3),(4)	421,564	21,305	5.05%
Interest-bearing deposits	6,999	382	5.46%
Total interest-earning assets	618,378	26,639	4.31%
INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$323,805	888	0.27%
Time deposits	141,757	1,237	0.87%
Junior subordinated deferrable interest debentures	12,825	596	4.65%
Other borrowings	23,090	397	1.72%
Total interest-bearing liabilities	$501,477	3,118	0.62%
Net interest income, tax equivalent basis		$23,521
Net interest income as a percent of average interest-earning assets			3.80%

(1)
Securities include securities available-for-sale, which are carried at fair value, and restricted bank stock carried at cost. The average balance includes monthly average balances of fair value adjustments and daily average balances for the amortized cost of securities.

(2)
Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)
Loan balances include principal balance of non-accrual loans and loans held for sale.

(4)
Interest income on loans includes fees of  $1,137,000.

I.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2016 Average Balance	Interest	Average Rate
	(dollars in thousands)
Interest-earning assets
Securities(1)
Taxable	$121,442	$2,202	1.81%
Non-taxable(2)	70,371	2,479	3.52%
Loans(3),(4)	361,437	17,457	4.83%
Interest-Bearing Deposits	11,042	332	3.01%
Total interest-earning assets	564,292	22,470	3.98%
INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$285,729	578	0.20%
Time deposits	140,562	1,109	0.79%
Junior subordinated deferrable interest debentures	12,791	495	3.87%
Other borrowings	4,525	49	1.08%
Total interest-bearing liabilities	$443,607	2,231	0.50%
Net interest income, tax equivalent basis		$20,239
Net interest income as a percent of average interest-earning assets			3.59%

(1)
Securities include securities available-for-sale, which are carried at fair value, and FHLB stock carried at cost. The average balance includes monthly average balances of market value adjustments and daily average balances for the amortized cost of securities.

(2)
Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)
Loan balances include principal balance of non-accrual loans and loans held for sale.

(4)
Interest income on loans includes fees of  $971,000.

I.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2015 Average Balance	Interest	Average Rate
	(dollars in thousands)
Interest-earning assets
Securities(1)
Taxable	$139,407	$2,549	1.83%
Non-taxable(2)	68,331	2,555	3.74%
Loans(3),(4)	358,368	18,322	5.11%
Interest-Bearing Deposits	11,336	279	2.46%
Total interest-earning assets	577,442	23,705	4.11%
INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$283,904	335	0.12%
Time deposits	159,635	1,245	0.78%
Junior subordinated deferrable interest debentures	12,755	446	3.50%
Other borrowings	9,739	52	0.53%
Total interest-bearing liabilities	$466,033	2,078	0.45%
Net interest income, tax equivalent basis		$21,627
Net interest income as a percent of average interest-earning assets			3.75%

(1)
Securities include securities available-for-sale, which are carried at fair value, and FHLB stock carried at cost. The average balance includes monthly average balances of market value adjustments and daily average balances for the amortized cost of securities.

(2)
Computed on tax equivalent basis for non-taxable securities (34% statutory rate).

(3)
Loan balances include principal balance of non-accrual loans and loans held for sale.

(4)
Interest income on loans includes fees of  $706,000.

I.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

C.
The following tables set forth the effect of volume and rate changes on interest income and expenses for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

Volume variance — change in volume multiplied by the previous year’s rate.
Rate variance — change in rate multiplied by the previous year’s volume.
Rate/volume variance — change in volume multiplied by the change in rate.
•
This variance was allocated to volume variances and rate variances in proportion to the relationship of the absolute dollar amount of the change in each.

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in all years presented.
	2017/2016
	Total Variance	Variance Attributable To
		Volume	Rate
	(in thousands)
INTEREST INCOME
Securities –
Taxable	$201	$(57)	$258
Non-taxable	70	39	31
Loans	3,848	3,009	839
Other	50	(152)	202
Subtotal	4,169	2,839	1,330
INTEREST EXPENSE
Deposits –
Savings and interest-bearing demand deposits	310	78	232
Time deposits	128	9	119
Junior subordinated deferrable interest debentures	101	1	100
Other borrowings	348	304	44
Subtotal	887	392	495
NET INTEREST INCOME	$3,282	$2,447	$835

I.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2016/2015
	Total Variance	Variance Attributable To
		Volume	Rate
	(in thousands)
INTEREST INCOME
Securities –
Taxable	$(347)	$(326)	$(21)
Non-taxable	(75)	75	(150)
Loans	(866)	156	(1,022)
Other	53	(7)	60
Subtotal	(1,235)	(102)	(1,133)
INTEREST EXPENSE
Deposits –
Savings and interest-bearing demand deposits	243	2	241
Time deposits	(136)	(150)	14
Junior subordinated deferrable interest debentures	49	1	48
Other borrowings	(3)	(37)	34
Subtotal	153	(184)	337
NET INTEREST INCOME	$(1,388)	$82	$(1,470)

II.
INVESTMENT PORTFOLIO

A.
The carrying amounts of securities available-for-sale as of December 31 are summarized as follows:

	2017	2016	2015
	(in thousands)
U.S. Government agency securities	$—	$—	$3,966
Obligations of states and political subdivisions	67,979	70,624	73,482
Mortgage-backed securities	100,463	118,595	104,480
Other	986	986	1,001
	$169,428	$190,205	$182,929

B.
The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2017 are as follows(1):

		Maturing
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years
	(dollars in thousands)
Obligations of states and political subdivisions	$2,690	$20,015	$29,374	$15,900
Mortgage-backed securities(2)	—	—	10,285	90,178
	$2,690	$20,015	$39,659	$106,078

	Weighted Average Yield
Obligations of states and political subdivisions	3.35%	2.69%	2.68%	3.60%
Mortgage-backed securities(2)	—	—	2.99%	2.78%
Weighted Average Yield – Portfolio	3.35%	2.69%	2.76%	2.90%

(1)
Table excludes restricted bank stock and $986,000 of securities having no maturity date.

(2)
Maturity based upon estimated weighted-average life.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.
C.
There were no securities which exceeded 10% of shareholders’ equity at December 31, 2017.

III.
LOAN AND LEASE PORTFOLIO

A.
Types of Loans and Leases — Total loans and leases, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	2017	2016	2015	2014	2013
	(in thousands)
Commercial and agricultural	$380,330	$283,205	$272,297	$275,769	$235,152
Real estate mortgage	123,802	90,379	78,443	80,598	56,651
Consumer loans	4,664	4,012	3,857	4,800	3,934
	$508,796	$377,596	$354,597	$361,167	$295,737

Real estate mortgage loans include real estate construction loans of  $3.0 million in 2017, $2.2 million in 2016, $10.3 million in 2015, $1.3 million in 2014, and $3.6 million in 2013. There were no lease financing receivables in any year.
CONCENTRATIONS OF CREDIT RISK — The Corporation’s depository institution subsidiary grants commercial, real estate, installment, and credit card loans to customers primarily located in Northwestern and West Central Ohio. Commercial loans include loans collateralized by business assets and agricultural loans collateralized by farm equipment. As of December 31, 2017, commercial and agricultural loans make up 74.75% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses. As of December 31, 2017, real estate mortgage loans make up 24.33% of the loan and lease portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 2017, consumer loans to individuals make up 0.92% of the loan and lease portfolio and are primarily collateralized by consumer assets.
B.
Maturities and Sensitivities of Loans and Leases to Changes in Interest Rates — The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2017 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

Maturing	Commercial and Agricultural
(in thousands)
Within one year	$1,257
After one year but within five years	29,549
After five years	349,524
$380,330

	Interest Sensitivity
	Fixed Rate	Variable and Adjustable Rate	Total
	(in thousands)
Due after one year but within five years	$17,825	$47,669	$65,494
Due after five years	52,409	261,170	313,579
	$70,234	$308,839	$379,073

III.
LOAN AND LEASE PORTFOLIO (CONTINUED)

C.
Risk Elements — Non-accrual, Past Due, Restructured and Impaired Loans and Leases — The following table summarizes non-accrual, past due, restructured and impaired loans and leases at December 31:

	2017	2016	2015	2014	2013
	(in thousands)
(a) Loans accounted for on a non-accrual basis	$2,767	$6,003	$5,945	$5,220	$6,511
(b) Loans contractually past due 90 days or more as to interest or principal payments and still accruing interest	170	154	260	1,513	37
(c) Loans not included in (a) or (b) which are Troubled Debt Restructurings as defined by accounting principles generally accepted in the United States of America	712	1,208	1,795	2,121	495
	$3,649	$7,365	$8,000	$8,854	$7,043

The following is reported for the years ended December 31:
	2017	2016	2015	2014	2013
	(in thousands)
Gross interest income that would have been recorded on non-accrual loans outstanding if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period	$131	$275	$432	$596	$633
Interest income actually recorded on non-accrual loans and included in net income for the period	—	—	—	—	—
Interest income not recognized during the period	$131	$275	$432	$596	$633

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
2.
Potential problem loans

As of December 31, 2017, in addition to the $3.6 million of loans reported under Item III C, there are approximately $4.4 million of other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III C at some future date. Consideration was given to loans classified for regulatory purposes as substandard or special mention that have not been disclosed in Item III C above.

III.
LOAN AND LEASE PORTFOLIO (CONTINUED)

3.
Foreign outstanding loans

None.
4.
Loan concentrations

None.
D.
Other interest-bearing assets

As of December 31, 2017, there were no other interest-bearing assets that are required to be disclosed.
IV.
SUMMARY OF LOAN LOSS EXPERIENCE

A.
The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2017	2016	2015	2014	2013
	(dollars in thousands)
LOANS
Loans outstanding at end of period(1)	$508,796	$377,596	$354,597	$361,167	$295,737
Average loans outstanding during period(1)	$421,564	$361,437	$358,368	$310,237	$299,379
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$3,345	$3,834	$3,840	$4,014	$6,918
Loans charged off:
Commercial and agricultural	(616)	(98)	(447)	(368)	(2,614)
Real estate mortgage	(45)	(52)	(176)	(117)	(4)
Consumer loans to individuals	(28)	(10)	(16)	(12)	(23)
	(689)	(160)	(639)	(497)	(2,641)
Recoveries of loans previously charged off:
Commercial and agricultural	506	351	222	739	541
Real estate mortgage	14	61	$20	9	11
Consumer loans	9	9	$9	5	18
	529	421	251	753	570
Net loan (charge offs) recoveries	(160)	261	(388)	256	(2,071)
Provision (credit) for loan losses	(350)	(750)	382	(430)	(833)
Balance at end of period	$2,835	$3,345	$3,834	$3,840	$4,014
Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.04%	(0.07)%	0.11%	(0.08)%	0.69%

(1)
Including loans held for sale.

IV.
SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

The amount of loan charge-offs and recoveries fluctuate from year to year due to various factors relating to the condition of the general economy and specific business segments. The 2017 loan charge-offs included 114 consumer, mortgage, HELOC or commercial credits, with the largest individual charge-off being $406,000. The 2016 net recoveries included 46 consumer, mortgage, HELOC, commercial or agricultural credits, with the largest individual charge-off being $86,000. The 2015 loan charge-offs included 25 consumer, mortgage, HELOC, commercial or agricultural credits, with the largest individual charge-off being $327,000. In 2014, the net recoveries of  $256,000 included seven commercial or agricultural borrowers, with the largest charge-off being $181,000. The 2013 loan charge-offs included nine commercial or agricultural credits, with the largest individual charge-off being $1,269,000.
The Corporation recognized a credit for loan losses of  $350,000 in 2017, a credit for loan losses of $750,000 in 2016, and a provision for loan losses of  $382,000 in 2015. Problem and potential problem loans aggregated $8.0 million at December 31, 2017 compared to $9.7 million December 31, 2016. The Corporation will continue to monitor the credit quality of its loan portfolio, and especially the quality of those credits identified as problem or potential problem credits, to ensure the allowance for loan losses is maintained at an appropriate level.
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
B.
The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loans in Each Category to Total Loans
	(dollars in thousands)
	December 31, 2017		December 31, 2016
Commercial and agricultural	$2,247	79.3%	$2,772	82.9%
Real Estate mortgages	545	19.2%	542	16.2%
Consumer loans to individuals	43	1.5%	31	0.9%
	$2,835	100.0%	$3,345	100.0%

	December 31, 2015		December 31, 2014
Commercial and agricultural	$3,433	89.5%	$3,453	76.4%
Real Estate mortgages	373	9.7%	363	22.3%
Consumer loans to individuals	28	0.7%	23	1.3%
	$3,834	100.0%	$3,839	100.0%

	December 31, 2013
Commercial and agricultural	$3,651	79.5%
Real Estate mortgages	345	19.2%
Consumer loans to individuals	18	1.3%
	$4,014	100.0%

IV.
SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

There were no reserves for impaired loans at December 31, 2017. The allowance for loan losses at December 31, 2016 included specific reserves for impaired loans amounting to $1,018,000.
While the periodic analysis of the adequacy of the allowance for loan losses may require management to allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.
V.
DEPOSITS

Deposits have traditionally been the Corporation’s primary funding source for use in lending and other investment activities. In addition to deposits, the Corporation derives funds from interest and principal repayments on loans and income from other earning assets. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows tend to fluctuate in response to economic conditions and interest rates. Deposits are attracted principally from within the Corporation’s designated market area by offering a variety of deposit instruments, including regular savings accounts, demand deposit accounts, money market deposit accounts, term certificate accounts, and individual retirement accounts (IRAs). Interest rates paid, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by the Corporation’s management based on the Corporation’s liquidity requirements, growth goals, and market trends. From time to time, the Corporation may also acquire brokered deposits. The amount of deposits from outside the Corporation’s market area is not significant.
A.&B.
The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	(dollars in thousands)
	2017 Average Amount	2017 Average Rate	2016 Average Amount	2016 Average Rate
Savings and interest-bearing demand deposits	$323,805	0.27%	$285,729	0.20%
Time deposits	141,757	0.87%	140,562	0.79%
Demand deposits (non-interest bearing)	100,148	—	92,811	—
	$565,710		$519,102

	2015 Average Amount	2015 Average Rate
Savings and interest-bearing demand deposits	$283,904	0.12%
Time deposits	159,635	0.78%
Demand deposits (non-interest bearing)	87,820	—
	$531,359

C.&E.
There were no foreign deposits in any periods presented.

D.
Maturities of certificates of deposit and other time deposits of  $100,000 or more outstanding at December 31, 2017 are summarized as follows:

(in thousands)
Three months or less	$13,432
Over three months and through six months	12,098
Over six months and through twelve months	32,641
Over twelve months	18,591
$76,762

VI.
RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:
	2017	2016	2015
	(dollars in thousands)
Average total assets	$683,164	$614,688	$628,753
Average shareholders’ equity(1)	$75,597	$74,067	$69,981
Net Income	$3,846	$5,521	$5,917
Cash dividends declared	$1,569	$1,446	$1,200
Return on average total assets	0.56%	0.90%	0.94%
Return on average shareholders’ equity	5.09%	7.45%	8.46%
Dividend payout ratio(2)	40.80%	26.19%	20.28%
Average shareholders’ equity to average total assets	11.07%	12.05%	11.13%

(1)
Average shareholders’ equity includes average unrealized gains or losses on securities available-for-sale.

(2)
Dividends declared divided by net income.

VII.
SHORT-TERM BORROWINGS

The Corporation has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs. At December 31, 2017, the Corporation did not have any federal funds purchased, out of the $63.7 million available under such lines. The Corporation also uses repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Corporation from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2017, the Corporation had no repurchase agreements.

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
The Corporation’s operating results are dependent to a significant degree on its net interest income, which is the difference between interest income from loans, investments and other interest-earning assets and interest expense on deposits, borrowings and other interest-bearing liabilities. The interest income and interest expense of the Corporation change as the interest rates on interest-earning assets and interest-bearing liabilities change. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond the Corporation’s control. In a rising interest rate environment, loans tend to prepay slowly and new loans at higher rates increase slowly, while interest paid on deposits increases rapidly because the terms to maturity of deposits tend to be shorter than the terms to maturity or prepayment of loans. Such differences in the adjustment of interest rates on assets and liabilities may negatively affect the Corporation’s income.
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
The Corporation’s Allowance for Loan Losses May Be Insufficient
The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan and lease loss experience; current loan and lease portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan and lease portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require a potentially significant increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of further loan and lease charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Corporation will need additional provisions to increase the allowance for loan and lease losses. Any increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations.
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
The Corporation generally sells the fixed rate long-term residential mortgage loans it originates on the secondary market and retains adjustable rate mortgage loans for its portfolios. In response to the financial crisis, the Corporation believes that purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser’s purchase criteria. As a result, the Corporation may face increasing pressure from historical purchasers of its residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and the Corporation may face increasing expenses to defend against such claims. If the Corporation is required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if the Corporation incurs increasing expenses to defend against such claims, its financial condition and results of operations would be negatively affected. Additionally, such actions would lower the Corporation’s capital ratios as a result of increased assets and reduced income through expenses and any losses incurred.
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
A substantial portion of the value of the merger consideration paid in connection with recent acquisitions was allocated to goodwill and other intangible assets on the Corporation’s consolidated balance sheet. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. The Corporation is required to conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired.

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
The Corporation’s Profitability Depends Significantly on Economic Conditions in the State of Ohio
The Corporation’s success depends primarily on the general economic conditions of the State of Ohio and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the Ohio counties of Allen, Delaware, Franklin, Hancock, Putnam, Marion, Sandusky, Van Wert, and Wood. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact those local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.
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
The Corporation is subject to Environmental Liability Risk Associated with Lending Activities
A significant portion of the Corporation’s loan and lease portfolio is secured by real property. During the ordinary course of business, the Corporation may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Corporation to incur substantial expenses and may materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Corporation’s exposure to environmental liability. Although the Corporation may perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s financial condition and results of operations.
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
UBOH Relies On Dividends from Its Subsidiaries for Most of Its Revenue
UBOH is a separate and distinct legal entity from its subsidiary. It receives substantially all of its revenue from dividends from its subsidiary. These dividends are the principal source of funds to pay dividends on UBOH common stock, interest and principal on UBOH debt, and other operating expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Union Bank may pay to the UBOH. Under these law and regulations, the amount of dividends that may be paid by Union Bank in any calendar year is generally limited to the current year’s net profits, combined with the retained net profits of the preceding two years. In addition, the FDIC has issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings. Thus, the ability of

Union Bank to pay dividends to UBOH in the future will be subject to Union Bank’s ability to earn profits in the future, and the federal statutory provisions, regulations, regulatory policies, and capital guidelines which are applicable to UBOH and Union Bank. Furthermore, the Federal Reserve’s Small Bank Holding Company Policy Statement provides, inter alia, that it is expected that dividends by a holding company will be eliminated in the event that a holding company is: (1) not reducing its debt consistent with the requirement that the debt to equity ratio be reduced to .30:1, or (2) not meeting the requirements of its loan agreement(s). Also, UBOH’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Union Bank is unable to pay dividends to UBOH, UBOH may not be able to service debt, pay obligations or pay dividends on the UBOH’s common stock or trust preferred securities. The inability to receive dividends from the Union Bank could have a material adverse effect on UBOH’s business, financial condition and results of operations.
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
The Corporation’s Business could be Adversely Affected by Third-Party Service Providers, Data Breaches and Cyber-Attacks
The Corporation faces the risk of operational disruption, failure or capacity constraints due to its dependency on third-party vendors for components of its business infrastructure. While the Corporation has selected these third-party vendors through its vendor management processes, the Corporation does not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect the Corporation’s business and operations.
Further, the Corporation may be affected by data breaches at retailers and other third parties who participate in data interchanges with the Corporation and its customers that involve the theft of customer credit and debit card data, which may include the theft of the Corporation’s debit card PIN numbers and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in the Corporation’s incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on the Corporation’s results of operations.
To date, the Corporation has not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that the Corporation will not suffer such attacks or attempted breaches, or incur resulting losses in the future. The Corporation’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, The Corporation’s plans to continue to implement internet and mobile banking to meet customer demand, and the current economic and political environment. As cyber and other data security threats continue to evolve, the Corporation may be required to expend significant additional resources to continue to modify and enhance its protective measures or to investigate and remediate any security vulnerabilities.
The Corporation’s assets at risk for cyber-attacks include financial assets and non-public information belonging to customers. the Corporation utilizes several third-party vendors who have access to the Corporation’s assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. The Corporation employs many preventive and detective controls to protect its assets, and provides mandatory recurring information security training to all employees. The Corporation maintains certain insurance coverage to prevent material financial loss from cyber-attacks.

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.
At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. In recent years both the President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the Consumer Financial Protection Bureau. The new Administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. The change in the Federal Reserve Chairperson as well as new appointments to the Board of Governors to the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.
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
Item 1B.
Unresolved Staff Comments

Not applicable
Item 2.
Properties

The following is a listing and brief description of the properties owned by the Corporation and the Bank and used in its business. All of the 16 properties are suitable for their intended use. In total, the facilities represent approximately 111,787 square feet.
Full Service Branch Locations:
Bowling Green	Kalida
1300 North Main Street	110 East North Street
Columbus Grove	Lima
Drive-Thru Facility	701 Shawnee Road
101 Progressive Drive	1410 Bellefontaine Avenue
3211 Elida Road
Delaware	Leipsic
30 Coal Bend	318 South Belmore Street
Delphos	Marion
114 East Third Street	111 South Main Street
Findlay	Ottawa
1500 Bright Road	245 West Main Street
Gahanna	Pemberville
461 Beecher Road	132 East Front Street
Gibsonburg	Operations Facility:
30 West Madison Street	Columbus Grove
105 Progressive Drive
Item 3.
Legal Proceedings

As of March 2, 2018, there are no pending legal proceedings to which the Corporation or its subsidiary are a party or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiary are a party incident to its banking business. None of such proceedings are considered by the Corporation to be material.
Item 4.
Mine Safety Disclosures

Not applicable

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2017 (“Annual Report”), which is included herein as Exhibit 13.
Stock Repurchase Program
The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2017:
Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
10/01/17 – 10/31/17	—	$—	397,334	202,666
11/01/17 – 11/30/17	—	$—	397,334	202,666
12/01/17 – 12/31/17	—	$—	397,334	202,666

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

Item 6.
Selected Financial Data

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2017 (“Annual Report”), which is included herein as Exhibit 13.
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from page 5 through 16 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2017 (“Annual Report”), which is included herein as Exhibit 13.
Item 7A.
Quantitative and Qualitative Disclosures about Market Risk

We hereby incorporate information relating to market risk by reference to pages 15 through 16 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2017 (“Annual Report”), which is included herein as Exhibit 13.
Item 8.
Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 0 through 62 of United Bancshares’ Annual Report to Shareholders for 2017 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.
Controls and Procedures

Management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. An evaluation was performed under the supervision, and with the participation, of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 201. Based on the results of the evaluation, and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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
Management maintains internal controls over financial reporting. The internal controls contain control processes, and actions are taken to correct deficiencies as they are identified. The internal controls are evaluated on an ongoing basis by the Corporation’s Management, and Audit Committee. Even effective internal controls, no matter how well designed, have inherent limitations — including the possibility of circumvention or overriding of controls — and therefore can provide only reasonable assurance with respect to financial statement preparation. Also, because of changes in conditions, internal control effectiveness may vary over time.
Management assessed the Corporation’s internal controls as of December 31, 2017, in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” (2014) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2017, the Corporation’s internal control over financial reporting met the criteria.
There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9B.
Other Information

None.

PART III
Our Proxy Statement will be filed with the SEC no later than March 30, 2018, in preparation for the 2018 Annual Meeting of Shareholders scheduled for April 25, 2018. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.
Item 10.
Directors, Executive Officers and Corporate Governance

The information required herein concerning Directors and Executive Officers is contained under the captions “Election of Directors” and “Directors and Executive Officers” of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 25, 2018, which is incorporated herein by reference.
Information required by this item concerning the Corporation’s Audit Committee is contained under the captions “Audit Committee” and “Audit Committee Report” of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 25, 2018 which is incorporated herein by reference.
Information required by this item concerning the Corporation’s procedures for the nomination of Directors is contained under the caption “Committees of the Board of Directors” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 25, 2018, which is incorporated herein by reference.
Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 25, 2018, which is incorporated herein by reference.
On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to the Corporation’s Chief Executive Officer, Chief Financial Officer, and other Senior Financial Officers. The Board of Directors reviews the Code of Ethics annually with the most recent review performed in February 2018. A copy of the Code of Ethics is available on the Corporation’s website at https://www.theubank.com.
Item 11.
Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Directors and Executive Officers” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 25, 2018, which is incorporated herein by reference.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Voting Securities” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 25, 2018, which is incorporated herein by reference.
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
Information required by this item concerning director independence is contained under the caption “Board of Directors Independence” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 25, 2018, which is incorporated herein by reference.

Item 14.
Principal Accounting Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 25, 2018, which is incorporated herein by reference.
PART IV
Item 15.
Exhibits and Financial Statement Schedules

(a)(1) Financial Statements
The following consolidated financial statements (and reports thereon) are set forth on pages 17 through 62 of the Corporation’s 2017 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:
(a)(2) Financial Statement Schedules
Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the notes thereto.

(a)(3) Exhibits
The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of SEC Regulation S-K) in this filing:
Exhibit No.
2.1	Stock Purchase Agreement by and among United Bancshares, Inc., Ohio State Bancshares, Inc. and Rbancshares, Inc., dated July 1, 2014	(6)
2.2	Agreement and Plan of Merger dated March 22, 2017, by and among United Bancshares, Inc., Benchmark Bancorp, Inc. and its wholly owned subsidiary, Benchmark Bank (collectively referred to as “Benchmark”)	(7)
3.1	Articles of Incorporation	(1)
3.2	Regulations	(1)
10.1	Preferred Trust Securities, Placement and Debenture agreements	(2)
10.2	Agreement – Brian D. Young	(4)
10.3	Salary Continuation Agreement – Brian D. Young	(2)
10.4	Salary Continuation Agreement – Heather M. Oatman	(5)
13	2017 Annual Report to Shareholders	(3)
21	Subsidiaries	(3)
23	Consent of Independent Registered Public Accounting Firm	(3)
31.1	Rule 13a-14(a)/15d-14(a) CEO’s Certification	(3)
31.2	Rule 13a-14(a)/15d-14(a) CFO’s Certification	(3)
32.1	Section 1350 CEO’s Certification	(3)
32.2	Section 1350 CFO’s Certification	(3)
99	Safe Harbor under The Private Securities Litigation Reform Act of 1995	(3)
101.INS	XBRL Instance Document (a)	(3)
101.SCH	XBRL Taxonomy Extension Schema	(3)
101.CAL	XBRL Taxonomy Extension Calculation	(3)
101.DEF	XBRL Taxonomy Extension Definition	(3)
101.LAB	XBRL Taxonomy Extension Label	(3)
101.PRE	XBRL Taxonomy Extension Presentation	(3)

(1)
Incorporated herein by reference to the Corporation’s Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002, SEC file reference number 333-86543.

(2)
Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005, SEC file reference number 333-86543.

(3)
Included herein.

(4)
Incorporated herein by reference to the Corporation’s Form 8-K filed July 20, 2006.

(5)
Incorporated herein by reference to the Corporation’s Form 10-K filed March 20, 2009.

(6)
Incorporated herein by reference to the Corporations’ s Form 8-K filed July 1, 2014

(7)
Incorporated herein by reference to the Corporation’s Form 8-K filed March 22, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED BANCSHARES, INC.
By:
/s/ BRIAN D. YOUNG

Brian D. Young,
CEO, President
By:
/s/ DANIEL J. LUCKE

Daniel J. Lucke
Chief Financial Officer
Date: March 2, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ BRIAN D. YOUNG Brian D. Young	Director	March 2, 2018
/s/ JAMES N. REYNOLDS James N. Reynolds	Director	March 2, 2018
/s/ H. EDWARD RIGEL H. Edward Rigel	Director	March 2, 2018
/s/ R. STEVEN UNVERFERTH R. Steven Unverferth	Director	March 2, 2018
/s/ ROBERT L. BENROTH Robert L. Benroth	Director	March 2, 2018
/s/ DAVID P. ROACH David P. Roach	Director	March 2, 2018
/s/ DANIEL W. SCHUTT Daniel W. Schutt	Director	March 2, 2018