Form 10-Q
period 2018-03-31
UNITED BANCSHARES INC/OH
filed 2018-04-26
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2018: 3,268,111.

This document contains 47 pages. The Exhibit Index is on page 41 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	(in thousands except share data)
	March 31,	December 31,
	2018	2017
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$10,254	$10,718
Interest-bearing deposits in other banks	6,166	16,556
Total cash and cash equivalents	16,420	27,274
SECURITIES, available-for-sale	170,938	169,428
FEDERAL HOME LOAN BANK STOCK, at cost	5,302	5,302
LOANS HELD FOR SALE	2,784	2,384
LOANS AND LEASES	521,035	506,412
Less allowance for loan and lease losses	2,976	2,835
Net loans and leases	518,059	503,577
PREMISES AND EQUIPMENT, net	19,241	19,336
GOODWILL	25,203	25,203
CORE DEPOSIT INTANGIBLE ASSETS, net	1,083	1,126
CASH SURRENDER VALUE OF LIFE INSURANCE	17,927	17,828
OTHER REAL ESTATE OWNED	159	159
OTHER ASSETS, including accrued interest receivable	9,545	8,833
TOTAL ASSETS	$786,661	$780,450
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$98,398	$105,828
Interest-bearing	542,945	524,720
Total deposits	641,343	630,548
Other borrowings	53,589	57,148
Junior subordinated deferrable interest debentures	12,848	12,840
Other liabilities	3,797	4,210
Total liabilities	711,577	704,746
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; issued 3,760,557 shares	3,761	3,761
Surplus	14,822	14,783
Retained earnings	66,426	64,994
Accumulated other comprehensive loss	(2,222)	(124)
Treasury stock, at cost, 492,446 shares at March 31, 2018 and 492,914 shares at December 31, 2017	(7,703)	(7,710)
Total shareholders’ equity	75,084	75,704
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$786,661	$780,450

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	(in thousands except share data)
	Three months ended March 31,
	2018	2017
INTEREST INCOME
Loans and leases, including fees	$6,621	$4,344
Securities:
Taxable	581	633
Tax-exempt	409	417
Other	130	74
Total interest income	7,741	5,468
INTEREST EXPENSE
Deposits	718	432
Borrowings	493	177
Total interest expense	1,211	609
Net interest income	6,530	4,859
PROVISION (CREDIT) FOR LOAN AND LEASE LOSSES	90	(350)
Net interest income after credit for loan and lease losses	6,440	5,209
NON-INTEREST INCOME
Gain on sale of loans	1,099	117
Net securities gains	14	82
Other operating income	1,135	1,061
Total non-interest income	2,248	1,260
NON-INTEREST EXPENSES	6,551	4,633
INCOME BEFORE INCOME TAXES	2,137	1,836
PROVISION FOR INCOME TAXES	338	442
NET INCOME	$1,799	$1,394
NET INCOME PER SHARE (basic and diluted)	$0.55	$0.43
Weighted average common shares outstanding (basic)	3,268,054	3,266,990
Weighted average common shares outstanding (diluted)	3,272,528	3,269,378

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	(in thousands)
	Three months ended March 31,
	2018	2017

NET INCOME	$1,799	$1,394

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on securities:
Unrealized holding gains (losses) during period	(2,611)	644
Reclassification adjustments for gains included in net income	(14)	(82)
Other comprehensive income (loss), before income taxes	(2,625)	562
Income tax expense (benefit) related to items of other comprehensive income (loss)	(551)	191
Other comprehensive income (loss)	(2,074)	371
COMPREHENSIVE INCOME (LOSS)	$(275)	$1,765

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three months ended March 31, 2018 and 2017

	(in thousands except share data)
	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
BALANCE AT DECEMBER 31, 2017	$3,761	$14,783	$64,994	$(124)	$(7,710)	$75,704
Comprehensive loss:
Net income	-	-	1,799	-	-	1,799
Other comprehensive loss	-	-	-	(2,074)	-	(2,074)
468 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	4	-	-	7	11
Stock option expense	-	35	-	-	-	35
Cash dividends declared, $0.12 per share	-	-	(391)	-	-	(391)
Reclassification for accounting change	-	-	24	(24)	-	-
BALANCE AT MARCH 31, 2018	$3,761	$14,822	$66,426	$(2,222)	$(7,703)	$75,084

BALANCE AT DECEMBER 31, 2016	$3,761	$14,674	$62,717	$(866)	$(7,728)	$72,558
Comprehensive income:
Net income	-	-	1,394	-	-	1,394
Other comprehensive income	-	-	-	371	-	371
532 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	4	-	-	9	13
Stock option expense	-	17	-	-	-	17
Cash dividends declared, $0.12 per share	-	-	(393)	-	-	(393)
BALANCE AT MARCH 31, 2017	$3,761	$14,695	$63,718	$(495)	$(7,719)	$73,960

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES	$938	$991

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls and maturities of available-for-sale securities	8,974	20,130
Purchases of available-for-sale securities	(13,290)	(19,652)
Proceeds from sale of other real estate owned	-	127
Net increase in loans and leases	(14,276)	(4,790)
Purchases of premises and equipment	(124)	(1,213)
Net cash used in investing activities	(18,716)	(5,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	10,863	9,313
Principal payments on other borrowings	(3,559)	(3,379)
Proceeds from sale of treasury shares	11	13
Cash dividends paid	(391)	(393)
Net cash provided by financing activities	6,924	5,554
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,854)	1,147
CASH AND CASH EQUIVALENTS
At beginning of period	27,274	14,186
At end of period	$16,420	$15,333
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$1,245	$571
Federal income taxes	$-	$-
Non-cash investing activities:
Transfer of loans to other real estate owned	$-	$28
Change in net unrealized gain or loss on available-for-sale securities	$(2,625)	$562

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The balance sheet as of December 31, 2017 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification.  For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017.  The guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under U.S. GAAP.  The adoption of ASU 2014-09 effective January 1, 2018 did not have a material impact on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, amending ASU Subtopic 825-10. The amendments in this update make targeted improvements to generally accepted accounting principles (GAAP) as follows: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; 4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and 8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The adoption of ASU 2016-01 effective January 1, 2018 did not have a material impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). ASU 2016-09 is intended to simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either assets or liabilities and classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Corporation does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements and related disclosures upon adoption December 31, 2018.

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

In February 2018, the FASB issued ASU 2018-2, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company elected to early adopt the provisions of ASU 2018-2 and recognized a reclassification adjustment of $24,000 between accumulated other comprehensive loss and retained earnings for the quarter ended March 31, 2018.

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of March 31, 2018 and December 31, 2017 are as follows:

	(in thousands)
	March 31, 2018		December 31, 2017
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$64,609	$64,347	$67,160	$67,979
Mortgage-backed	108,140	105,621	101,454	100,463
Other	1,002	970	1,002	986

Total	$173,751	$170,938	$169,616	$169,428

A summary of gross unrealized gains and losses on available-for-sale securities as of March 31, 2018 and December 31, 2017 follows:

	March 31, 2018		December 31, 2017
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
Available-for-sale:

Obligations of states and political subdivisions	$366	$628	$977	$158
Mortgage-backed	79	2,598	285	1,276
Other	-	32	-	16

Total	$445	$3,258	$1,262	$1,450

NOTE 4 – LOANS AND LEASES

The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the periods ending March 31, 2018 and 2017:

	(in thousands)
	Commercial	Commercial and multi-family real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2017	$501	$1,746	$545	$43	$2,835
Provision (credit) charged to expenses	45	(1)	43	3	90
Losses charged off	(19)	(8)	(51)	(2)	(80)
Recoveries	29	101	-	1	131
Balance at March 31, 2018	$556	$1,838	$537	$45	$2,976

	Commercial	Commercial and multi-family real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2016	$896	$1,876	$542	$31	$3,345
Provision (credit) charged to expenses	(145)	(222)	6	11	(350)
Losses charged off	(30)	(70)	(14)	(13)	(127)
Recoveries	70	28	3	5	106
Balance at March 31, 2017	$791	$1,612	$537	$34	$2,974

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment method for the periods ending March 31, 2018 and December 31, 2017:

	(in thousands)
March 31, 2018	Commercial	Commercial and multi-family real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	556	1,838	537	45	2,976
Total allowance for loan and lease losses	$556	$1,838	$537	$45	$2,976

Loans and leases:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Acquired with deteriorated credit quality	-	882	67	-	949
Collectively evaluated for impairment	71,993	322,906	120,278	4,909	520,086
Total ending loans and leases balance	$71,993	$323,788	$120,345	$4,909	$521,035

December 31, 2017	Commercial	Commercial and multi-family real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	501	1,746	545	43	2,835
Total allowance for loan and lease losses	$501	$1,746	$545	$43	$2,835

Loans and leases:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Acquired with deteriorated credit quality	-	984	194	-	1,178
Collectively evaluated for impairment	68,072	311,274	121,224	4,664	505,234
Total ending loans and leases balance	$68,072	$312,258	$121,418	$4,664	$506,412

There were no impaired loans and leases as of March 31, 2018 and December 31, 2017.

The average recorded investment in impaired loans and leases (excluding loans and leases acquired with deteriorated credit quality) for the three month period ended March 31, 2017 was approximately $2.7 million. There was no recorded investment in impaired loans and leases for the three month period ended March 31, 2018. There was $27,000 in interest income recognized by the Corporation on impaired loans and leases on an accrual or cash basis for the three month period ended March 31, 2017 and none for the three month period ended March 31, 2018.

The following tables present the recorded investment in nonaccrual loans and leases, loans and leases past due over 90 days still on accrual and troubled debt restructurings by class of loans as of March 31, 2018 and December 31, 2017. Nonaccrual loans primarily consist of smaller dollar homogenous loans that are collectively evaluated for impairment.

	(in thousands)
March 31, 2018	Nonaccrual	Loans and leases past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$374	$-	$27
Commercial real estate	1,808	-	231
Agricultural real estate	230	-	-
Agriculture	-	-	-
Consumer	-	-	-
Residential:
1 – 4 family	563	-	418
Home equity	-	-	-
Total	$2,975	$-	$676

December 31, 2017
Commercial	$532	$60	$27
Commercial real estate	1,411	-	257
Agricultural real estate	233	-	-
Agriculture	-	-	-
Consumer	-	-	-
Residential:
1 – 4 family	591	110	428
Home equity	-	-	-
Total	$2,767	$170	$712

The following table presents the aging of the recorded investment in past due loans and leases as of March 31, 2018 and December 31, 2017 by class of loans and leases:

	(in thousands)
March 31, 2018	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Commercial	$308	$-	$-	$308	$60,350	$60,658
Commercial real estate	503	-	862	1,365	292,881	294,246
Agriculture	-	-	-	-	11,335	11,335
Agricultural real estate	21	-	-	21	29,521	29,542
Consumer	-	1	-	1	4,908	4,909
Residential real estate	1,858	-	133	1,991	118,354	120,345
Total	$2,690	$1	$995	$3,686	$517,349	$521,035

December 31, 2017
Commercial	$419	$34	$60	$513	$55,410	$55,923
Commercial real estate	636	354	631	1,621	278,276	279,897
Agriculture	-	145	-	145	12,318	12,463
Agricultural real estate	25	-	-	25	32,022	32,047
Consumer	1	-	-	1	4,663	4,664
Residential real estate	3,418	195	392	4,005	117,413	121,418
Total	$4,499	$728	$1,083	$6,310	$500,102	$506,412

Credit Quality Indicators:

The Corporation categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current final financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Corporation analyzes loans and leases individually by classifying the loans and leases as to the credit risk.  This analysis is completed on all non-homogenous loans and leases, such as commercial and commercial real estate loans and leases at origination and at the renewal of line of credit.  For amortizing loan relationships, an annual assessment is performed on relationships with outstanding aggregate balance greater than $500,000.  The Corporation uses the following definitions for risk ratings:

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

Loans and leases not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. Beginning in late March 2018, all commercial loans, including commercial real estate loans, are risk rated.  Loans and leases not rated, including commercial loans and leases prior to March 31, 2018, generally are less than $500,000 or are included in groups of homogenous loans.

As of March 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans and leases is as follows:

	(in thousands)
March 31, 2018	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$65,758	$4,669	$1,566	$-	$-
Commercial and multi-family real estate	317,067	3,386	3,335	-	-
Residential 1 - 4 family	10,698	-	-	-	109,647
Consumer	-	-	-	-	4,909
Total	$393,523	$8,055	$4,901	$-	$114,556

December 31, 2017
Commercial	$47,054	$-	$1,845	$-	$19,173
Commercial and multi-family real estate	234,428	2,344	3,868	-	71,618
Residential 1 - 4 family	11,637	-	174	-	109,607
Consumer	-	-	-	-	4,664
Total	$293,119	$2,344	$5,887	$-	$205,062

The Corporation considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans and leases not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans and leases that are not risk rated, based on payment activity as of March 31, 2018 and December 31, 2017:

	(in thousands)
March 31, 2018	Commercial	Commercial and multi-family real estate	Residential 1-4 family	Consumer

Performing	$-	$-	$109,514	$4,909
Nonperforming	-	-	133	-
Total	$-	$-	$109,647	$4,909

December 31, 2017	Commercial	Commercial and multi-family real estate	Residential 1-4 family	Consumer

Performing	$19,113	$70,987	$109,214	$4,664
Nonperforming	60	631	393	-
Total	$19,173	$71,618	$109,607	$4,664

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

There were no modifications for TDR loans and leases, or troubled debt restructurings for which there was a payment default during the three month period ended March 31, 2018.

The Corporation acquired The Ohio State Bank (“OSB”) in November 2014 and the Benchmark Bank in September 2017. As a result of these acquisitions, the Corporation has loans and leases, for which there was at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition, that all contractually required payments would not be collected.

The following is information related to loans and leases acquired in these transactions, including purchased impaired loans:

	The Ohio State Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2017	$25,509	$(929)	$24,580
Change due to payments received	(1,023)	60	(963)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at March 31, 2018	$24,486	$(869)	$23,617

Purchased Impaired Loans and Leases
Balance at December 31, 2017	$496	$(232)	$264
Change due to payments received	(21)	3	(18)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at March 31, 2018	$475	$(229)	$246

	Benchmark Bank
	(in thousands)

Purchased Performing Loans and Leases
Balance at December 31, 2017	$89,151	$(2,066)	$87,085
Change due to payments received	(1,819)	136	(1,683)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at March 31, 2018	$87,332	$(1,930)	$85,402

Purchased Impaired Loans and Leases
Balance at December 31, 2017	$1,588	$(674)	$914
Change due to payments received	(312)	101	(211)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at March 31, 2018	$1,276	$(573)	$703

There was no provision for loan and lease losses recognized during the three month period ended March 31, 2018 related to the acquired loans as there was no significant change to the credit quality of the loans during the period. There was a $101,000 provision for loan and lease losses recognized during the three month period ended March 31, 2017 related to one purchase credit impaired commercial loan from the OSB acquisition for which the sheriff’s appraisal was substantially below the expected collateral value.

NOTE 5 – OTHER BORROWINGS

Other borrowings consists of the following at March 31, 2018 and December 31, 2017:

	(in thousands)
	March 31,	December 31,
	2018	2017
Federal Home Loan Bank borrowings:
Secured notes, with interest from 1.2% through 1.52%, due at various dates through June, 2018	$18,489	$22,048
Secured note, with interest at 0.0%, due October, 2018	100	100
Secured note, with variable interest at 2.26% at March 31, 2018 and 1.56% at December 31, 2017, due September, 2021	7,000	7,000
Secured note, with interest at 1.72%, due September, 2020	6,000	6,000
Secured note, with interest at 1.86%, due September, 2021	6,000	6,000
Secured note, with interest at 1.97%, due September, 2022	6,000	6,000

United Bankers Bank
Note payable, with interest at 4.875% payable quarterly, and $250,000 principal payments commencing December 1, 2018, with any remaining unpaid principal, due September 1, 2022. All Union Bank stock is held as collateral.	10,000	10,000

Total other borrowings	$53,589	$57,148

Federal Home Loan Bank borrowings are secured by Federal Home Loan Bank stock and eligible mortgage loans approximating $98,447,000 and $88,454,000 at March 31, 2018 and December 31, 2017 respectively.

NOTE 6 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR, amounting to 5.43% at March 31, 2018 and 4.82% at December 31, 2017. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through the OSB acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of March 31, 2018 and December 31, 2017 was $2,549,000 and $2,506,000, respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR, amounting to 4.59% at March 31, 2018 and 4.21% at December 31, 2017.

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

Interest expense on the debentures amounted to $159,000 and $133,000 for the three month periods ended March 31, 2018 and 2017, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 include available-for-sale securities, which are valued using Level 2 inputs as well as mortgage servicing rights, amounting to $1,317,000 at March 31, 2018 and $1,270,000 at December 31, 2017, which are valued using Level 3 inputs. There were no impaired loans for the periods ended March 31, 2018 and December 31, 2017.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended March 31, 2018, due to the lack of observable quotes in inactive markets for those instruments at March 31, 2018.

The tables below present a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as well as the Bank’s one security which was valued using Level 3 inputs, for the year ended December 31, 2017:

	(in thousands)
	March 31,	December 31,
	2018	2017
Mortgage Servicing Rights
Balance at beginning of period	$1,270	$1,247
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	37	183
Disposals - amortization based on loan payments and payoffs	(43)	(129)
Changes in fair value	53	(31)
Balance at end of period	$1,317	$1,270

Security valued using Level 3 inputs
Balance at beginning of period	$-	$2,238
Principal payments received	-	(2,238)
Changes in fair value	-	-
Balance at end of period	$-	$-

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

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less appraisal adjustments typically between 10% and 30% of appraised value, and expected selling costs between 10% and 20% of adjusted appraised value. Such values are estimated primarily using appraisals and reflect a market value approach. Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at March 31, 2018 and December 31, 2017.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at March 31, 2018 and December 31, 2017 were as follows:

	(in thousands)
	March 31, 2018		December 31, 2017
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$16,420	$16,420	$27,274	$27,274	1
Securities, including FHLB stock	176,240	176,240	174,730	174,730	2,3
Loans held for sale	2,784	2,840	2,384	2,384	3
Net loans and leases	518,059	514,164	503,577	500,916	3
Mortgage servicing rights	1,317	1,317	1,270	1,270	3
	$714,820	$710,981	$709,235	$706,574
FINANCIAL LIABILITIES
Deposits
Maturity	$169,463	167,237	$170,615	$168,914	3
Non-maturity	471,880	471,880	459,933	459,933	1
Other borrowings	53,589	53,284	57,148	57,096	3
Junior subordinated deferrable interest debentures	12,848	9,749	12,840	9,790	3
	$707,780	$702,150	$700,536	$695,733

The above summary does not include accrued interest receivable or cash surrender value of life insurance, which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts and would be considered Level 1 inputs.

There are also unrecognized financial instruments at March 31, 2018 and December 31, 2017 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounted to $132,113,000 at March 31, 2018 and $127,508,000 at December 31, 2017. Such amounts are also considered to be the estimated fair values.

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

Loans held for sale:

The fair value of loans held for sale is determined based on the sales price of similar loans. Loan held for sale are typically held for 60 days or less.

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

Other borrowings and junior subordinated deferrable interest debentures:

The fair value of Federal Home Loan Bank (FHLB) borrowings and junior subordinated deferrable interest debentures are determined using the net present value of discounted cash flows based on current borrowing rates for similar types of borrowing arrangements, and are obtained from an independent third party. The fair value of the note payable to United Bankers Bank obtained in September, 2017 to partially finance the acquisition of Benchmark Bank is considered to be book value.

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

NOTE 9 – STOCK OPTIONS

The United Bancshares, Inc. 2016 Stock Option Plan (the “Plan”) permits the Corporation to award non-qualified stock options to eligible participants. A total of 250,000 shares are available for issuance pursuant to the Plan.

The Corporation issued 33,352 options during the fourth quarter of 2016 at an exercise price of $19.32 and 30,151 options during the fourth quarter of 2017 at an exercise price of $21.70 under the Plan. Following is a summary of activity for stock options for the quarters ended March 31, 2018 and March 31, 2017:

	March 31,	March 31,
	2018	2017
Outstanding, beginning of period	63,503	33,352
Granted	-	-
Exercised	-	-
Outstanding, end of period	63,503	33,352

Weighted average exercise price	$20.45	$19.32

The options vest over a three-year period on the anniversary of the date of grant. At March 31, 2018, 11,117 options were vested (none at March 31, 2017) and outstanding options had a weighted average remaining contractual term of 6 years.

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

Total compensation expense related to the stock options granted in 2016 is expected to be $209,000 and is being recognized ratably over the 36 month period beginning January 1, 2017. Total compensation expense related to the stock options granted in 2017 is expected to be $222,000 and is being recognized ratably over the 36 month period beginning August 1, 2017. Stock option expense for outstanding awards amounted to $36,000 for the three months ended March 31, 2018 and $17,000 for the three months ended March 31, 2017.

NOTE 10 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2018 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2018 have been recognized in the consolidated financial statements for the period ended March 31, 2018. Events or transactions that provided evidence about conditions that did not exist at March 31, 2018 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended March 31, 2018.

On April 17, 2018, the Corporation's Board of Directors approved a cash dividend of $0.12 per common share payable June 15, 2018 to shareholders of record at the close of business on May 31, 2018.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the three months ended March 31,
	2018	2017
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.92%	0.88%
Average tangible shareholders’ equity (a)	14.86%	8.96%
Net interest margin (a)	3.82%	3.51%
Efficiency ratio (b)	73.15%	73.19%
Average shareholders’ equity to average assets	9.56%	11.51%
Loans to deposits (end of period) (c)	81.68%	71.45%
Allowance for loan losses to loans (end of period)	0.57%	0.78%

Book value per share	$22.97	$22.64

(a)	Net income to average assets, net income to average tangible shareholders’ equity and net interest margin are presented on an annualized basis. Net interest margin is calculated using fully-tax equivalent net interest income as a percentage of average interest earning assets.

(b)	Efficiency ratio is a ratio of non-interest expense as a percentage of fully tax equivalent net interest income plus non-interest income.

(c)	Includes loans held for sale

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

RESULTS OF OPERATIONS

Overview of the Income Statement

The operating results for the first quarter of 2018, as compared to the first quarter of 2017, were largely impacted by the acquisition of Benchmark Bancorp, Inc. and its wholly-owned subsidiary Benchmark Bank (“Benchmark”), completed in September 2017, which resulted in the Corporation acquiring assets with an estimated fair value of $113.8 million and assuming liabilities with an estimated fair value of $98.2 million. Significant assets acquired in the transaction included loans and loans held for sale ($98.8 million), cash and cash equivalents ($6.1 million), and premises and equipment ($2.5 million).  Significant liabilities assumed in the transaction included deposits of $95.5 million).

For the quarter ended March 31, 2018, the Corporation reported net income of $1,799,000, or $0.55 basic earnings per share. This compares to the first quarter of 2017 net income of $1,394,000, or $0.43 basic earnings per share. The increase in operating results for the first quarter of 2018 as compared to the same period in 2017 was primarily attributable to increases in net interest income of $1,671,000, non-interest income of $988,000 and a decrease in the provision for income taxes, offset by an increase in non-interest expenses of $1,918,000, as well as a provision for loan losses of $90,000 compared to a credit for loan losses of $350,000 for the quarter ended March 31, 2017.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $6,530,000 for the first quarter of 2018, compared to $4,859,000 for the same period of 2017, an increase of $1,671,000 (34.4%).

The increase in net interest income was largely attributable to an increase in interest income for the quarter ended March 31, 2018 of $2,273,000, as compared to the same period in 2017, including a $2,277,000 increase in interest income from loans and leases. This increase was attributable to organic loan growth of $40,706,000, as well as the impact of loans acquired in the Benchmark acquisition and slightly higher interest rates. Additionally, the Bank had $364,000 of income from loan accretion and deposit amortization which positively impacted net interest income for the quarter ended March 31, 2018 and $78,000 for the quarter ended March 31, 2017.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the three months ended March 31, 2018, the net interest margin (on a taxable equivalent basis) was 3.82% compared with 3.51% for the same period in 2017.

Interest-bearing deposits comprised 89.4% of average interest-bearing liabilities for the three months ended March 31, 2018, compared to 92.9% for the same period in 2017.

Interest expense for the three month period ended March 31, 2018 increased $602,000 (98.9%). The significant interest expense increase was attributable to higher deposit balances resulting from the Benchmark transaction, a significant increase in borrowed funds at March 31, 2018 as compared to March 31, 2017, including borrowings used to facilitate the Benchmark acquisition, and higher interest rates.

Provision (Credit) for Loan and Lease Losses

The Corporation’s provision (credit) for loan and lease losses is determined based upon management’s calculation of the allowance for loan and lease losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan and lease portfolio. Changes in the provision (credit) for loan and lease losses are dependent, among other things, on loan and lease delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. A $90,000 provision for loan and lease losses was recognized during the three month period ended March 31, 2018 compared to a $350,000 credit during the three month period ended March 31, 2017. See “Allowance for Loan and Lease Losses” under Financial Condition for further discussion relating to the provision for loan and lease losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans; customer deposit account fees; earnings on life insurance policies; income arising from sales of investment products to customers; and occasional security sale transactions. Income related to customer deposit accounts and life insurance policies provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter. For the quarter ended March 31, 2018, non-interest income was $2,248,000, compared to $1,260,000 for the first quarter of 2017, a $988,000 (78.4%) increase, which was primarily attributable to increases in gain on sales of loans of $982,000 and other operating income of $74,000, offset by a decrease in gain on sales of securities of $68,000.

As a result of the September 2017 acquisition of Benchmark and its Loan One mortgage banking operations division, the Bank has experienced a significant increase in loan sales volume with loan sales for the first quarter of 2018 approximating $36,900,000, compared to $4,800,000 for the first quarter of 2017, resulting in gains on sale of loans of $1,099,000 for the quarter ended March 31, 2018, compared to $117,000 for the first quarter of 2017, an increase of $982,000.

Gain on sales of securities amounted to $14,000 for the quarter ended March 31, 2018, compared to $82,000 for the same period in 2017, a decrease of $68,000 (82.8%).

Other operating income increased $74,000 (7.0%) for the three months ended March 31, 2018. The increase in other operating income was largely attributable to the impact of changes in fair value of mortgage servicing rights.  During the three months ended March 31, 2018, the fair value of mortgage servicing rights asset increased $53,000 primarily due to a decrease in prepayment speeds caused by an increase in mortgage loan interest rates. During the quarter ended March 31, 2017, the fair value of the servicing rights asset increased $10,000 with minimal change in the level of the serviced loan portfolio.

Non-Interest Expenses

For the quarter ended March 31, 2018, non-interest expenses were $6,551,000, compared to $4,633,000 for the first quarter of 2017, a $1,918,000 (41.4%) increase, which was primarily attributable to increases in salaries and benefits expense of $1,147,000 (44.0%), occupancy expense of $253,000 (47.0%), advertising and promotion of $205,000 and loan closing fees of $139,000.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended March 31, 2018, the Corporation’s efficiency ratio was 73.15%, compared to 73.19% for the same period of 2017.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2018 was $338,000 (effective rate of 15.8%), compared to $442,000 (effective rate of 24.1%) for the comparable 2017 period. The decrease in the provision for income taxes despite a $301,000 increase in income before income taxes is attributable to the impact of the Tax Reform Act which lowered the effective corporate income tax rate from 34% to 21% effective January 1, 2018.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $786.7 million at March 31, 2018, compared to $780.5 million at December 31, 2017, an increase of $6.2 million (0.8%). The increase in total assets was primarily the result of an increase of $14.5 million (2.9%) in net loans and leases and $1.5 million (0.9%) in securities offset by a decrease of $10.9 million (39.8%) in cash and cash equivalents. Deposits during this same period increased $10.8 million, or 1.7%.

Shareholders’ equity decreased from $75.7 million at December 31, 2017 to $75.1 million at March 31, 2018. This decrease was primarily the result of dividends paid of $391,000 and a $2,074,000 increase in unrealized securities losses, net of tax offset by net income of $1,799,000. The increase in unrealized securities losses during the three month period ended March 31, 2018, was the result of customary and expected changes in the bond market. Net unrealized gains and losses on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $16.4 million at March 31, 2018 and $27.3 million at December 31, 2017, including interest-bearing deposits in other banks of $6.2 million at March 31, 2018 and $16.6 million at December 31, 2017. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs especially considering the availability of other funding sources, as described below. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of March 31, 2018 totaled $173.8 million and $170.9 million, respectively, resulting in net unrealized loss before tax of $2.8 million and a corresponding after-tax decrease in shareholders’ equity of $2.2 million.

Loans and Leases

The Corporation’s primary lending areas are Northwestern, West Central, and Central Ohio. Gross loans and leases totaled $521.0 million at March 31, 2018, compared to $506.4 million at December 31, 2017, an increase of $14.6 million (2.9%).

There are also unrecognized financial instruments at March 31, 2018 and December 31, 2017 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $132.1 million at March 31, 2018 and $127.5 million at December 31, 2017.

Allowance for Loan and Lease Losses

The following table presents a summary of activity in the allowance for loan and lease losses for the three months ended March 31, 2018 and 2017:

	(in thousands)
	2018	2017
Balance, beginning of period	$2,835	$3,345
Credit for loan and lease losses	90	(350)
Charge offs	(80)	(127)
Recoveries	131	106
Net (charge offs) recoveries	51	(21)
Balance, end of period	$2,976	$2,974

The allowance for loan and lease losses as a percentage of gross loans and leases was .57% at March 31, 2018, .56% at December 31, 2017, and .78% at March 31, 2017.

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

Loans and leases on non-accrual status amounted to $3.0 million and $2.8 million at March 31, 2018 and December 31, 2017, respectively. Non-accrual loans and leases as a percentage of outstanding loans amounted to .57% at March 31, 2018 and .55% at December 31, 2017.

The Corporation considers a loan or lease to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan or lease, as the case may be, based on current information and events. There were no impaired loans at March 31, 2018 and December 31, 2017.

The Corporation had other potential problem credits of $13.2 million at March 31, 2018 and $8.0 million at December 31, 2017. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans and leases using loss rates calculated considering historic net loan charge-off experience. The Corporation experienced $80,000 of loan charge-offs during the first three months of 2018 compared to annual loan charge-offs of $689,000 in 2017, $160,000 in 2016, and $639,000 in 2015, with most of the charge-offs coming from the commercial and commercial real estate loan portfolios. The Corporation also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits continue to be the most significant source of funds for the Corporation, totaling $641.3 million, or 90.1% of the Corporation’s outstanding funding sources at March 31, 2018. Total deposits increased $10.8 million during the three months ended March 31, 2018.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers. Non-interest bearing deposits comprised 15.3% of total deposits at March 31, 2018, compared to 16.8% at December 31, 2017.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $43.6 million at March 31, 2018 and $47.1 million at December 31, 2017 as well as $10 million of term borrowings from the United Bankers’ Bank (UBB) at March 31, 2018 and December 31, 2017. The UBB term borrowings, as well as a substantial portion of the FHLB borrowings were used to facilitate the Benchmark acquisition. The Corporation also has outstanding junior subordinated deferrable interest debentures of $12.8 million at March 31, 2018 and December 31, 2017. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

Shareholders’ equity decreased from $75.7 million at December 31, 2017 to $75.1 million at March 31, 2018. This decrease was primarily the result of dividends paid of $391,000 and a $2,098,000 increase in unrealized securities losses, net of tax offset by net income of $1,799,000. The increase in unrealized securities losses during the three month period ended March 31, 2018, was the result of customary and expected changes in the bond market. Net unrealized gains and losses on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

The Corporation and Bank met all regulatory capital requirements as of March 31, 2018, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the three month period ended March 31, 2018. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan and lease losses.

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

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Item 1A: Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended March 31, 2018:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
01/01/18 - 01/31/18	-	$-	397,334	202,666

02/01/18 - 02/28/18	-	$-	397,334	202,666

03/01/18 - 03/31/18	-	$-	397,334	202,666

The Plan authorizes the Corporation to repurchase up to 600,000 of the Corporation’s common shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

Item 3: Defaults upon Senior Securities.

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information.

None

Item 6: Exhibits

Exhibit Number	Description	Exhibit Location
2.1	Stock Purchase Agreement, dated July 1, 2014 among United Bancshares, Inc., Ohio State Bancshares, Inc. and Rbancshares, Inc.	Incorporated herein by reference to the Corporation’s Form 8-K filed July 1, 2014.
2.2	Agreement and Plan of Merger, dated March 22, 2017 among United Bancshares, Inc, Benchmark Bancorp, Inc. and Benchmark Bank	Incorporated herein by reference to the Corporation’s Form 8-K filed March 22, 2017.
3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002.
3.2	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10Q for the quarter ended September 30, 2007.
10.1	Salary Continuation Agreement - Brian D. Young	Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005.
10.2	Salary Continuation Agreement – Heather M. Oatman	Incorporated herein by reference to the Corporation's 2008 Form 10K filed March 20, 2009.
10.3	Preferred Trust Securities, Placement and Debenture agreements	Incorporated herein by reference to the Corporation’s 2004 Form 10K/A filed August 5, 2005.
10.4	Salary Continuation Agreement, First Amendment – Brian D. Young	Incorporated herein by reference to the Corporation’s 2007 Form 10Q filed April 27, 2007.
10.5	2016 Stock Option Plan	Incorporated herein by reference to the Corporation’s Definitive Proxy Statement pursuant to Section 14(a) filed March 23, 2016.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99.1	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB	XBRL Taxonomy Extension Label	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date: April 26, 2018	By:/s/ Daniel J. Lucke
Daniel J. Lucke
Chief Financial Officer

