Form 10-Q
period 2018-09-30
UNITED BANCSHARES INC/OH
filed 2018-10-26
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “Emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer    X         Smaller Reporting Company   X     Emerging growth company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2018: 3,269,358.

This document contains 48 pages. The Exhibit Index is on page 41 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	(in thousands except share data)
	September 30,	December 31,
	2018	2017
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$9,658	$10,718
Interest-bearing deposits in other banks	8,991	16,556
Total cash and cash equivalents	18,649	27,274
SECURITIES, available-for-sale	163,504	169,428
FEDERAL HOME LOAN BANK STOCK, at cost	5,302	5,302
LOANS HELD FOR SALE	6,437	2,384
LOANS AND LEASES	550,777	506,412
Less allowance for loan and lease losses	3,314	2,835
Net loans and leases	547,463	503,577
PREMISES AND EQUIPMENT, net	19,038	19,336
GOODWILL	28,616	25,203
CORE DEPOSIT INTANGIBLE ASSETS, net	996	1,126
CASH SURRENDER VALUE OF LIFE INSURANCE	18,122	17,828
OTHER REAL ESTATE OWNED	166	159
OTHER ASSETS, including accrued interest receivable	6,860	8,833
TOTAL ASSETS	$815,153	$780,450
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$112,775	$105,828
Interest-bearing	547,574	524,720
Total deposits	660,349	630,548
Other borrowings	60,000	57,148
Junior subordinated deferrable interest debentures	12,865	12,840
Other liabilities	4,983	4,210
Total liabilities	738,197	704,746
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; issued 3,760,557 shares	3,761	3,761
Surplus	14,905	14,783
Retained earnings	69,626	64,994
Accumulated other comprehensive loss	(3,653)	(124)
Treasury stock, at cost, 491,199 shares at September 30, 2018 and 492,914 shares at December 31, 2017	(7,683)	(7,710)
Total shareholders’ equity	76,956	75,704
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$815,153	$780,450

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	(in thousands except share data)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans and leases, including fees	$7,596	$5,384	$21,777	$14,516
Securities:
Taxable	686	581	1,898	1,833
Tax-exempt	372	420	1,193	1,266
Other	105	99	342	257
Total interest income	8,759	6,484	25,210	17,872
INTEREST EXPENSE
Deposits	1,028	559	2,600	1,466
Borrowings	659	217	1,681	569
Total interest expense	1,687	776	4,281	2,035
Net interest income	7,072	5,708	20,929	15,837
PROVISION (CREDIT) FOR LOAN AND LEASE LOSSES	150	-	350	(350)
Net interest income after provision (credit) for loan and lease losses	6,922	5,708	20,579	16,187
NON-INTEREST INCOME
Gain on sale of loans	1,469	235	3,425	466
Net securities gains (losses)	(12)	30	(6)	111
Other operating income	1,007	1,095	3,456	3,168
Total non-interest income	2,464	1,360	6,875	3,745
NON-INTEREST EXPENSES	7,249	6,427	20,599	15,949
INCOME BEFORE INCOME TAXES	2,137	641	6,855	3,983
PROVISION FOR INCOME TAXES	351	239	1,070	1,002
NET INCOME	$1,786	$402	$5,785	$2,981
NET INCOME PER SHARE (basic and diluted)	$0.55	$0.12	$1.77	$0.91
Weighted average common shares outstanding (basic)	3,269,128	3,267,527	3,268,435	3,267,191
Weighted average common shares outstanding (diluted)	3,275,922	3,273,313	3,275,229	3,272,976

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

NET INCOME	$1,786	$402	$5,785	$2,981

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) during period	(1,100)	189	(4,442)	2,023
Reclassification adjustments for losses (gains) included in net income	12	(30)	6	(111)
Other comprehensive income (loss), before income taxes	(1,088)	159	(4,436)	1,912
Income tax expense (credit) related to items of other comprehensive income (loss)	(228)	54	(931)	650
Other comprehensive income (loss)	(860)	105	(3,505)	1,262
COMPREHENSIVE INCOME	$926	$507	$2,280	$4,243

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Nine months ended September 30, 2018 and 2017

	(in thousands except share data)
	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
BALANCE AT DECEMBER 31, 2017	$3,761	$14,783	$64,994	$(124)	$(7,710)	$75,704
Comprehensive income:
Net income	-	-	5,785	-	-	5,785
Other comprehensive loss	-	-	-	(3,505)	-	(3,505)
1,715 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	13	-	-	27	40
Stock option expense	-	109	-	-	-	109
Cash dividends declared, $0.36 per share	-	-	(1,177)	-	-	(1,177)
Reclassification for accounting change	-	-	24	(24)	-	-
BALANCE AT SEPTEMBER 30, 2018	$3,761	$14,905	$69,626	$(3,653)	$(7,683)	$76,956

BALANCE AT DECEMBER 31, 2016	$3,761	$14,674	$62,717	$(866)	$(7,728)	$72,558
Comprehensive income:
Net income	-	-	2,981	-	-	2,981
Other comprehensive income	-	-	-	1,262	-	1,262
1,126 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	7	-	-	18	25
Stock option expense	-	65	-	-	-	65
Cash dividends declared, $0.36 per share	-	-	(1,177)	-	-	(1,177)
BALANCE AT SEPTEMBER 30, 2017	$3,761	$14,746	$64,521	$396	$(7,710)	$75,714

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	(in thousands)
	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES	$2,397	$582

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls and maturities of available-for-sale securities	34,696	42,791
Purchases of available-for-sale securities	(33,817)	(29,941)
Proceeds from certificates of deposit	-	249
Proceeds from sale of other real estate owned	31	358
Acquisition of Benchmark Bancorp, Inc., net of cash received	-	(24,660)
Net increase in loans and leases	(43,248)	(23,556)
Purchases of premises and equipment	(368)	(3,943)
Net cash used in investing activities	(42,706)	(38,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	29,969	17,449
Proceeds from other borrowings	25,000	40,260
Repayments of other borrowings	(22,148)	(18,774)
Proceeds from sale of treasury shares	40	25
Cash dividends paid	(1,177)	(1,177)
Net cash provided by financing activities	31,684	37,783
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,625)	(337)
CASH AND CASH EQUIVALENTS
At beginning of period	27,274	14,186
At end of period	$18,649	$13,849
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$4,282	$1,899
Federal income taxes	$-	$425
Non-cash investing activities:
Transfer of loans to other real estate owned	$70	$241
Change in net unrealized gain or loss on available-for-sale securities	$(4,436)	$1,912

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The balance sheet as of December 31, 2017 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  Unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases be recognized on the balance sheet.  For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018.  Early application is permitted.  The adoption of this guidance is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. Management has begun gathering data and evaluating the process for calculating the allowance for loan losses under the requirements of ASU 2016-13. Management cannot at the present time accurately estimate the expected impact the adoption of ASU 2016-13 will have on the consolidated financial statements since the calculation at the adoption date will be dependent on various data and assumptions that cannot be reasonable determined at the present time.

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

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of September 30, 2018 and December 31, 2017 are as follows:

	(in thousands)
	September 30, 2018		December 31, 2017
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$55,499	$54,675	$67,160	$67,979
Mortgage-backed	111,627	107,874	101,454	100,463
Other	1,002	955	1,002	986

Total	$168,128	$163,504	$169,616	$169,428

A summary of gross unrealized gains and losses on available-for-sale securities as of September 30, 2018 and December 31, 2017 follows:

	(in thousands)
	September 30, 2018		December 31, 2017
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
Available-for-sale:
Obligations of states and political subdivisions	$117	$941	$977	$158
Mortgage-backed	24	3,777	285	1,276
Other	-	47	-	16

Total	$141	$4,765	$1,262	$1,450

NOTE 4 – LOANS AND LEASES

The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the periods ending September 30, 2018 and 2017:

	(in thousands)
	Commercial	Commercial and agricultural real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2017	$501	$1,746	$545	$43	$2,835
Provision charged to expenses	79	231	22	18	350
Losses charged off	(21)	(114)	(52)	(6)	(193)
Recoveries	38	249	35	-	322
Balance at September 30, 2018	$597	$2,112	$550	$55	$3,314

Balance at December 31, 2016	$896	$1,876	$542	$31	$3,345
Provision (credit) charged to expenses	(374)	(65)	65	24	(350)
Losses charged off	(36)	(553)	(45)	(23)	(657)
Recoveries	78	381	12	8	479
Balance at September 30, 2017	$564	$1,639	$574	$40	$2,817

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment method as of September 30, 2018 and December 31, 2017:

	(in thousands)
September 30, 2018	Commercial	Commercial and agricultural real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$59	$-	$-	$-	$59
Collectively evaluated for impairment	538	2,112	550	55	3,255
Total allowance for loan and lease losses	$597	$2,112	$550	$55	$3,314

Loans and leases:
Individually evaluated for impairment	$113	$302	$-	$-	$415
Acquired with deteriorated credit quality	-	328	56	-	384
Collectively evaluated for impairment	85,169	338,978	119,795	6,036	549,978
Total ending loans and leases balance	$85,282	$339,608	$119,851	$6,036	$550,777

December 31, 2017	Commercial	Commercial and agricultural real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	501	1,746	545	43	2,835
Total allowance for loan and lease losses	$501	$1,746	$545	$43	$2,835

Loans and leases:
Individually evaluated for impairment	$501	$384	$-	$-	$885
Acquired with deteriorated credit quality	-	984	194	-	1,178
Collectively evaluated for impairment	67,571	310,890	121,224	4,664	504,349
Total ending loans and leases balance	$68,072	$312,258	$121,418	$4,664	$506,412

The average recorded investment in impaired loans and leases (excluding loans and leases acquired with deteriorated credit quality) for the nine month period ended September 30, 2018 and 2017 was approximately $415,000 and $1.8 million, respectively. There was $59,000 of allowance for loan loss specifically reserved as of September 30, 2018 for impaired loans compared to no specific reserves as of September 30, 2017. Additionally, there was approximately $36,000 and $86,000 in interest income recognized by the Corporation on impaired loans and leases on an accrual or cash basis for the nine month period ended September 30, 2018 and 2017, respectively.

The following tables present the recorded investment in nonaccrual loans and leases, loans and leases past due over 90 days still on accrual and troubled debt restructurings by class of loans as of September 30, 2018 and December 31, 2017. Nonaccrual loans primarily consist of smaller dollar homogenous loans that are collectively evaluated for impairment.

	(in thousands)
September 30, 2018	Nonaccrual	Loans and leases past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$19	$-	$25
Commercial real estate	880	-	214
Agricultural real estate	230	-	-
Agriculture	-	-	-
Consumer	1	-	-
Residential:
1 – 4 family	429	315	238
Home equity	-	-	-
Total	$1,559	$315	$477

December 31, 2017
Commercial	$532	$60	$27
Commercial real estate	1,411	-	257
Agricultural real estate	233	-	-
Agriculture	-	-	-
Consumer	-	-	-
Residential:
1 – 4 family	591	110	428
Home equity	-	-	-
Total	$2,767	$170	$712

The following table presents the aging of the recorded investment in past due loans and leases as of September 30, 2018 and December 31, 2017 by class of loans and leases:

	(in thousands)
September 30, 2018	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Commercial	$346	$106	$-	$452	$71,543	$71,995
Commercial real estate	528	87	240	855	307,957	308,812
Agriculture	20	-	-	20	13,267	13,287
Agricultural real estate	-	-	254	254	30,542	30,796
Consumer	-	3	1	4	6,032	6,036
Residential real estate	4,378	41	449	4,868	114,983	119,851
Total	$5,272	$237	$944	$6,453	$544,324	$550,777

December 31, 2017
Commercial	$419	$34	$60	$513	$55,410	$55,923
Commercial real estate	636	354	631	1,621	278,276	279,897
Agriculture	-	145	-	145	12,318	12,463
Agricultural real estate	25	-	-	25	32,022	32,047
Consumer	1	-	-	1	4,663	4,664
Residential real estate	3,418	195	392	4,005	117,413	121,418
Total	$4,499	$728	$1,083	$6,310	$500,102	$506,412

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

●

Doubtful: Loans and leases in this category display a high degree of loss, although the amount of actual loss at the time of classification is undeterminable. This should be a temporary category until such time that actual loss can be identified, or improvements made to reduce the seriousness of the classification.

Loans and leases not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. Beginning in March 2018, all commercial loans, including commercial and multi-family real estate loans, are risk rated.  Loans and leases not rated, including commercial loans and leases prior to March 31, 2018, generally are less than $500,000 or are included in groups of homogenous loans.

As of September 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans and leases is as follows:

	(in thousands)
September 30, 2018	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$82,796	$45	$2,441	$-	$-
Commercial and multi-family real estate	330,848	5,406	3,291	-	63
Residential 1 - 4 family	10,546	-	-	-	109,305
Consumer	-	-	-	-	6,036
Total	$424,190	$5,451	$5,732	$-	$115,404

December 31, 2017
Commercial	$47,054	$-	$1,845	$-	$19,173
Commercial and multi-family real estate	234,428	2,344	3,868	-	71,618
Residential 1 - 4 family	11,637	-	174	-	109,607
Consumer	-	-	-	-	4,664
Total	$293,119	$2,344	$5,887	$-	$205,062

The Corporation considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans and leases not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans and leases that are not risk rated, based on payment activity as of September 30, 2018 and December 31, 2017:

	(in thousands)
September 30, 2018	Commercial	Commercial and agricultural real estate	Residential 1-4 family	Consumer

Performing	$-	$63	$108,856	$6,035
Nonperforming	-	-	449	1
Total	$-	$63	$109,305	$6,036

December 31, 2017

Performing	$19,113	$70,987	$109,214	$4,664
Nonperforming	60	631	393	-
Total	$19,173	$71,618	$109,607	$4,664

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

There were no modifications for TDR loans and leases, or troubled debt restructurings for which there was a payment default during the nine month period ended September 30, 2018.

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

The following is information related to loans and leases acquired in these transactions, including purchased impaired loans:

	The Ohio State Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2017	$25,509	$(929)	$24,580
Change due to payments received	(4,076)	192	(3,884)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at September 30, 2018	$21,433	$(737)	$20,696

Purchased Impaired Loans and Leases
Balance at December 31, 2017	$496	$(232)	$264
Change due to payments received	(254)	42	(212)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at September 30, 2018	$242	$(190)	$52

	Benchmark Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2017	$89,151	$(2,066)	$87,085
Change due to payments received	(12,011)	437	(11,574)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at September 30, 2018	$77,140	$(1,629)	$75,511

Purchased Impaired Loans and Leases
Balance at December 31, 2017	$1,588	$(674)	$914
Change due to payments received	(980)	398	(582)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at September 30, 2018	$608	$(276)	$332

There was no provision for loan and lease losses recognized during the nine month period ended September 30, 2018 related to the acquired loans as there was no significant change to the credit quality of the loans during the period. There was a $101,000 provision for loan and lease losses recognized during the nine month period ended September 30, 2017 related to one purchase credit impaired commercial loan from the OSB acquisition for which the sheriff’s appraisal was substantially below the expected collateral value.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The price risk related to changes in the fair value of interest rate lock commitments (IRLCs) and mortgage loans held for sale not committed to investors are subject to change primarily due to changes in market interest rates. The Corporation is exposed to this interest rate risk for IRLCs and mortgage loans held for sale originated until those loans are sold in the secondary market. The Corporation manages the interest rate and price risk associated with its outstanding IRLCs and mortgage loans held for sale not committed to investors by entering into derivative instruments such as forward loan sales commitments and mandatory delivery commitments. Management expects these derivative instruments will experience changes in fair value opposite to changes in the fair value of the IRLCs and mortgage loans held for sale not committed to investors, thereby reducing earnings volatility.  Best effort sale commitments are also executed for certain loans at the time the IRLC is locked with the borrower.  The fair value of the best effort IRLC and mortgage loans held for sale are valued using the commitment price to the investor.  The Corporation started hedging in May of 2018 and takes into account various factors and strategies in determining the portion of the IRLCs and mortgage loans held for sale to be economically hedged. FASB ASC 815-25, Derivatives and Hedging, requires that all derivative instruments be recognized as assets or liabilities on the balance sheets at their fair value.  Changes in the fair value of the derivative instruments are recognized in gain on sale of mortgage loans held for sale on the statements of operations in the period in which they occur. The Corporation accounts for all derivative instruments as free-standing derivative instruments and does not designate any for hedge accounting. For the period ended September 30, 2018, the Corporation recognized a net gain from hedging activity of $90,000 which is included in gain on sale of loans in the 2018 condensed consolidated statement of income and reported a net hedging asset of $210,000, which is included in other assets in the September 30, 2018 consolidated balance sheet.

NOTE 6 – OTHER BORROWINGS

Other borrowings consists of the following at September 30, 2018 and December 31, 2017:

	(in thousands)
	September 30,	December 31,
	2018	2017
Federal Home Loan Bank:
Secured notes, with interest at 2.02%, due at various dates through September, 2018	$-	$22,048
Secured note, with interest at 0.0%, paid in August, 2018	-	100
Secured note, with variable interest at 2.56% at September 30, 2018 and 1.56% at December 31, 2017, due September, 2021	7,000	7,000
Secured note, with interest at 1.72%, due September, 2020	6,000	6,000
Secured note, with interest at 1.86%, due September, 2021	6,000	6,000
Secured note, with interest at 1.97%, due September, 2022	6,000	6,000
Secured note, with interest at 2.90%, due June, 2021	8,000	-
Secured note, with interest at 2.94%, due December, 2021	8,000	-
Secured note, with interest at 2.98%, due June, 2022	9,000	-

United Bankers Bank:
Note payable, with interest at 4.875% payable quarterly, and $250,000 principal payments commencing December 1, 2018, with any remaining unpaid principal, due September 1, 2022. All Union Bank stock is held as collateral.	10,000	10,000
Total other borrowings	$60,000	$57,148

Federal Home Loan Bank borrowings are secured by Federal Home Loan Bank stock and eligible mortgage loans approximating $136,449,000 and $88,454,000 at September 30, 2018 and December 31, 2017 respectively.

NOTE 7 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR, amounting to 5.52% at September 30, 2018 and 4.82% at December 31, 2017. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through the OSB acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of September 30, 2018 and December 31, 2017 was $2,565,000 and $2,540,000, respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR, amounting to 5.19% at September 30, 2018 and 4.21% at December 31, 2017.

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

Interest expense on the debentures amounted to $765,000 and $411,000 for the nine month periods ended September 30, 2018 and 2017, respectively, and is included in interest expense-other borrowings in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 include available-for-sale securities, which are valued using Level 2 inputs as well as mortgage servicing rights, amounting to $1,338,000 at September 30, 2018 and $1,270,000 at December 31, 2017, which are valued using Level 3 inputs. There were approximately $356,000 and $885,000 of impaired loans net of specific reserves at September 30, 2018 and December 31, 2017, respectfully, all of which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended September 30, 2018, due to the lack of observable quotes in inactive markets for those instruments at September 30, 2018.

The tables below present a summary of activity for the nine month period ended September 30, 2018 and year ended December 31, 2017 for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as well as the Bank’s one security which was valued using Level 3 inputs for the year ended December 31, 2017:

	(in thousands)
	September 30,	December 31,
	2018	2017
Mortgage Servicing Rights
Balance at beginning of period	$1,270	$1,247
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	132	183
Disposals - amortization based on loan payments and payoffs	(112)	(129)
Changes in fair value	48	(31)
Balance at end of period	$1,338	$1,270

Security valued using Level 3 inputs
Balance at beginning of period	$-	$2,238
Principal payments received	-	(2,238)
Changes in fair value	-	-
Balance at end of period	$-	$-

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

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at September 30, 2018 and December 31, 2017.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at September 30, 2018 and December 31, 2017 were as follows:

	(in thousands)
	September 30, 2018		December 31, 2017
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$18,649	$18,649	$27,274	$27,274	1
Securities, including FHLB stock	168,806	168,806	174,730	174,730	2,3
Loans held for sale	6,437	6,437	2,384	2,384	3
Net loans and leases	547,463	542,685	503,577	500,916	3
Mortgage servicing rights	1,338	1,338	1,270	1,270	3
Hedging assets	210	210	-	-	3
Total Financial Assets	$742,903	$738,125	$709,235	$706,574

FINANCIAL LIABILITIES
Deposits
Maturity	$175,056	$172,753	$170,615	$168,914	3
Non-maturity	485,293	485,293	459,933	459,933	1
Other borrowings	60,000	60,217	57,148	57,096	3
Junior subordinated deferrable interest debentures	12,865	10,261	12,840	9,790	3
Hedging liabilities	-	-	-	-	3
Total Financial Liabilities	$733,214	$728,524	$700,536	$695,733

The above summary does not include accrued interest receivable or cash surrender value of life insurance, which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts and would be considered Level 1 inputs.

There are also unrecognized financial instruments at September 30, 2018 and December 31, 2017 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounted to $140,429,000 at September 30, 2018 and $127,508,000 at December 31, 2017. Such amounts are also considered to be the estimated fair values.

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

The Corporation issued 33,352 options during the fourth quarter of 2016 at an exercise price of $19.32, 30,151 options during the third quarter of 2017 at an exercise price of $21.70, and 31,267 options during the third quarter of 2018 at an exercise price of $23.30 under the Plan. Following is a summary of activity for stock options for the nine month periods ended September 30, 2018 and September 30, 2017:

	September 30,	September 30,
	2018	2017
Outstanding, beginning of period	63,503	33,352
Granted	31,267	30,151
Exercised	-	-
Forfeited	(1,701)	-
Outstanding, end of period	93,069	63,503

Weighted average exercise price	$21.38	$19.32

The options vest over a three-year period on the anniversary of the date of grant. At September 30, 2018, 20,601 options were vested (none at September 30, 2017) and outstanding options had a weighted average remaining contractual term of 6.0 years.

The fair value of options granted is estimated at the date of grant using the Black Scholes option pricing model. Following are assumptions used in calculating the fair value of the options granted:

	2018	2017	2016
Weighted-average fair value of options granted	$7.87	$7.35	$6.27
Average dividend yield	2.18%	2.23%	2.31%
Expected volatility	40.00%	40.00%	40.00%
Rick-free interest rate	2.81%	2.06%	1.58%
Expected term (years)	7	7	7

Total compensation expense related to the stock options granted in 2016 is expected to be $209,000 and is being recognized ratably over the 36 month period beginning January 1, 2017. Total compensation expense related to the stock options granted in 2017, net of forfeitures, is expected to be $209,000 and is being recognized ratably over the 36 month period beginning August 1, 2017. Total compensation expense related to the stock options granted in 2018 is expected to be $246,000 and is being recognized ratably over the 36 month period beginning September 1, 2018. Stock option expense for outstanding awards amounted to $42,000 and $109,000 for the quarter and nine month period ended September 30, 2018, respectively. Stock option expense for outstanding awards amounted to $30,000 and $65,000 for the quarter and nine month period ended September 30, 2017, respectively.

NOTE 11 – ACQUISITION

On September 8, 2017, after receiving full board of director and regulatory approval, the Corporation completed the acquisition of Benchmark Bancorp, Inc. (“Benchmark”) and its wholly-owned subsidiary, Benchmark Bank, in an all cash transaction. As a result of the acquisition, the two full-service banking centers of Benchmark Bank located in Gahanna and Westerville, Ohio, became full service offices of the Bank, and one mortgage loan production office located in Gahanna Ohio, became a mortgage loan production office of the Bank. With the acquisition, the Corporation expanded its geographical footprint in an effort to help continue the growth of the Corporation’s overall profile in size and in earnings.  Goodwill was initially recorded in connection with the transaction as follows:

Total assets acquired	$113,598
Total liabilities assumed	98,206
Net identifiable assets	15,392
Estimated Goodwill	15,360
Total cash paid	$30,752

In August, the Corporation completed a review of the accounting and tax implications of the transaction and determined its liability for federal income tax associated with the transaction was approximately $3.2 million greater than estimated at the time of the acquisition.  As a result, consistent with measurement date purchase accounting adjustments for business combinations as required by ASC 805 and ASU No. 2015-16, the Corporation recorded the additional tax liability, as well as certain other measurement date deferred tax adjustments during the third quarter of 2018 with a corresponding $3.4 million increase to goodwill.

NOTE 12 – SUBSEQUENT EVENTS

Management evaluated subsequent event through the date the consolidated financial statements were issued. Events or transactions occurring after September 30, 2018 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2018 have been recognized in the consolidated financial statements for the period ended September 30, 2018. Events or transactions that provided evidence about conditions that did not exist at September 30, 2018 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended September 30, 2018.

On October 16, 2018, the Corporation's Board of Directors approved a cash dividend of $0.12 per common share payable December 17, 2018 to shareholders of record at the close of business on November 30, 2018.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
	2018	2017	2018	2017
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.88%	0.24%	0.97%	0.61%
Average tangible shareholders’ equity (a)	14.12%	2.49%	15.59%	6.23%
Net interest margin (a)	3.90%	3.79%	3.98%	3.68%
Efficiency ratio (b)	75.62%	89.72%	72.88%	79.36%
Average shareholders’ equity to average assets	9.49%	11.23%	9.51%	11.48%
Loans to deposits (end of period) (c)	84.38%	77.39%	84.38%	77.39%
Allowance for loan losses to loans (end of period)	0.60%	0.57%	0.60%	0.57%
Book value per share	$23.54	$23.17	$23.54	$23.17

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

RESULTS OF OPERATIONS

Overview of the Income Statement

The operating results for the nine months ended September 30, 2018, as compared to the first nine months of 2017, were largely impacted by the September 8, 2017 acquisition of Benchmark Bancorp, Inc. and its wholly-owned subsidiary Benchmark Bank (together, “Benchmark”), which resulted in the Corporation acquiring assets with an estimated fair value of $113.8 million The post-September 8, 2017 operations for Benchmark are included in the operations of the Corporation.

For the quarter ended September 30, 2018, the Corporation reported net income of $1,786,000, or $0.55 basic earnings per share. This compares to the third quarter of 2017 net income of $402,000, or $0.12 basic earnings per share. The increase in operating results for the third quarter of 2018 as compared to the same period in 2017 was primarily attributable to increases in net interest income of $1,364,000 and non-interest income of $1,104,000, offset by increases in non-interest expenses of $822,000, a provision for loan losses of $150,000, and provision for income taxes of $112,000.

Net income for the nine months ended September 30, 2018 totaled $5,785,000, or $1.77 basic earnings per share compared to $2,981,000, or $0.91 basic earnings per share for the same period in 2017. Compared with the same period in 2017, net income increased $2,804,000, or 94.1%. The increase in operating results for the nine month period ended September 30, 2018 as compared to the nine month period ended September 30, 2017 was primarily attributable to increases in net interest income of $5,091,000, non-interest income of $3,130,000, offset by an increase in non-interest expenses of $4,650,000, a provision for loan losses of $350,000 compared to a credit for loan losses of $350,000 for the nine months ended September 30, 2017, as well as an increase in the provision for income taxes of $68,000.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $7,072,000 for the third quarter of 2018, compared to $5,708,000 for the same period of 2017, an increase of $1,364,000 (23.9%). Net interest income was $20,929,000 for the nine months ended September 30, 2018 compared to $15,837,000 for the same period of 2017, an increase of $5,092,000 (32.2%).

The increase in net interest income was largely attributable to an increase in interest income for the nine months ended September 30, 2018 of $7,338,000, as compared to the same period in 2017, including a $7,261,000 (50.0%) increase in interest income from loans and leases. This increase was attributable to organic loan growth of $67,661,000, as well as the impact of loans acquired in the Benchmark acquisition and slightly higher interest rates. Discount accretion recognized on loans acquired in the Benchmark acquisition amounted to $835,000 for the nine month period ended September 30, 2018.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the quarter and nine months ended September 30, 2018, the net interest margin (on a taxable equivalent basis) was 3.90% and 3.98%, respectively, compared with 3.79% and 3.68% for the same periods in 2017. The increases for the comparable quarterly and nine month periods is attributable to the aforementioned increases in loans and leases and interest income earned on loans and leases. The average yield for loans and leases was 5.50% and 5.44% for the quarterly and nine month periods in 2018 compared to 4.58% and 4.92% for the same periods in 2017. Loans and leases also comprised 75.6% of interest-earning assets at September 30, 2018 compared to 72.3% of interest-earning assets at September 30, 2017.

The Bank continues to maintain a low level of non-interest bearing deposits as compared to its peer institutions. Interest-bearing deposits comprised 89.2% of average interest-bearing liabilities for the nine months ended September 30, 2018, compared to 93.9% for the same period in 2017.

Interest expense for the nine month period ended September 30, 2018 increased $2,246,000 (110.4%). The significant increase in interest expense included the impact of interest-bearing deposits assumed in the Benchmark transaction, as well as additional borrowings incurred to facilitate the transaction. The Bank also incurred $25 million of FHLB borrowings during the first nine months of 2018 to facilitate loan growth. Interest expense has also increased as a result of rate increases.

Provision (Credit) for Loan and Lease Losses

The Corporation’s provision (credit) for loan and lease losses is determined based upon management’s calculation of the allowance for loan and lease losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan and lease portfolio. Changes in the provision (credit) for loan and lease losses are dependent on, among other things, loan and lease delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. A $350,000 provision for loan and lease losses was recognized during the nine month period ended September 30, 2018 compared to a $350,000 credit during the nine month period ended September 30, 2017. See “Allowance for Loan and Lease Losses” under Financial Condition for further discussion relating to the provision for loan and lease losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans; customer deposit account fees; earnings on life insurance policies; income arising from sales of investment products to customers; and occasional security sale transactions. Income related to customer deposit accounts and life insurance policies provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter. For the quarter ended September 30, 2018, non-interest income was $2,464,000, compared to $1,360,000 for the third quarter of 2017, a $1,104,000 (81.2%) increase, which was primarily attributable to increases in gain on sales of loans of $1,234,000 offset by decreases in other operating income of $88,000. For the nine months ended September 30, 2018, non-interest income was $6,875,000, compared to $3,745,000 for same period in 2017, an increase of $3,130,000 (83.6%) which was primarily attributable to increases in gain on sales of loans of $2,959,000 and other operating income of $288,000, offset by a loss on sale of securities of $6,000 compared to gain on sales of securities of $111,000 in 2017. The significant increase in gain on sale of loans was attributable to the Loan One operations acquired in connection with the Benchmark transaction.

As a result of the September 2017 acquisition of Benchmark and its Loan One mortgage banking operations division, the Bank has experienced a significant increase in loan sales volume with loan sales for the third quarter of 2018 approximating $31.7 million compared to $5.4 million for the third quarter of 2017, resulting in gains on sale of loans of $1,469,000 for the quarter ended September 30, 2018, compared to $235,000 for the third quarter of 2017, an increase of $1,234,000. For the nine month period ended September 30, 2018, loan sales were approximately $68.6 million compared to $10.2 million for the same period of 2017, resulting in gains on sales of loans of $3,425,000 compared to $466,000 for the same period in 2017, an increase of $2,959,000.

Net loss on sales of securities amounted to $12,000 for the quarter ended September 30, 2018, compared to net gains of $30,000 for the same period in 2017. Net loss on sale of securities amounted to $6,000 for the nine month period ended September 30, 2018 compared to net gains of $111,000 for the comparable period in 2017.  While having an adverse impact on current year earnings, these losses, as compared to gains in the prior year, are attributable to rate changes in the bond market and are not indicative of credit quality within the securities portfolio.

Other operating income decreased $88,000 (8.0%) for the quarter ended September 30, 2018 and increased $288,000 (9.1%) for the nine months ended September 30, 2018. The increase in other operating income for the nine months ended September 30, 2018 is largely attributable to the Benchmark operations acquired in September 2017. Additionally, during the nine months ended September 30, 2018, the fair value of mortgage servicing rights asset increased $48,000 primarily due to a decrease in prepayment speeds caused by an increase in mortgage loan interest rates. During the nine month period ended September 30, 2017, the fair value of the servicing rights asset decreased $17,000 with minimal change in the level of the serviced loan portfolio.

Non-Interest Expenses

For the quarter ended September 30, 2018, non-interest expenses were $7,249,000, compared to $6,427,000 for the third quarter of 2017, an $822,000 (12.8%) increase.  This increase is primarily attributable to the Benchmark operations and was mitigated by $1,115,000 of acquisition costs incurred by the Corporation during the third quarter of 2017 in connection with the acquisition.  The quarter over quarter increase included increases in salaries and benefits expense of $1,194,000 (40.1%), advertising and promotion of $153,000 and loan fees of $183,000, offset by decreases in occupancy costs of $243,000 (22.3%) and consultant fees of $523,000.  The decrease in consultant fees and occupancy costs from the third quarter of 2017 as compared to the third quarter of 2018 is attributable to costs incurred in connection with the Benchmark acquisition, including the cancellation of various service contracts.

For the nine month period ended September 30, 2018, non-interest expenses totaled $20,599,000, compared to $15,949,000 for the same period of 2017, an increase of $4,650,000 (29.2%).  Similar to the comparative quarterly results, the nine month increase is primarily attributable to the Benchmark operations, offset by acquisition costs incurred by the Corporation during the first nine months of 2017.  The increase from September 30, 2017 to September 30, 2018 included increases in salaries and benefits expense of $3,568,000 (43.1%), premises and equipment of $186,000 (8.5%), advertising and promotion of $599,000 and loan fees of $465,000, offset by a decrease in consultant fees of $563,000.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended September 30, 2018, the Corporation’s efficiency ratio improved to 75.62%, compared to 89.72% for the same period of 2017. For the nine month period ended September 30, 2018, the Corporation’s efficiency ratio improved to 72.88% compared to 79.36% for the same period of 2017.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2018 was $351,000 (effective rate of 16.4%), compared to $239,000 (effective rate of 37.3%) for the comparable 2017 period. The provision for the nine month period ended September 30, 2018 was $1,070,000 (effective rate of 15.6%) compared to $1,002,000 (25.2%) for the comparable 2017 period.  The decrease in the provision for income taxes despite increases in income before taxes of $1,496,000 for the quarter ended September 30, 2018 and $2,872,000 for the nine months ended September 30, 2018 is attributable to the impact of the Tax Reform Act which lowered the effective corporate income tax rate from 34% to 21% effective January 1, 2018.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $815.2 million at September 30, 2018, compared to $780.5 million at December 31, 2017, an increase of $34.7 million (4.5%). The increase in total assets was primarily the result of an increase of $43.9 million (8.7%) in net loans, $4.1 million in loans held for sale and $3.4 million (13.5%) in goodwill, offset by a decrease of $8.6 million (31.6%) in cash and cash equivalents and a decrease of $5.9 million in securities available-for-sale. Deposits during this same period increased $29.8 million (4.7%) and other borrowings increased $2.9 million (5.0%).  In August, the Corporation completed a review of the accounting and tax implications of the Benchmark transaction and determined its liability for federal income tax associated with the transaction was greater than estimated at the time of the acquisition.  As a result, consistent with measurement date purchase accounting adjustments for business combinations, the Corporation recorded the additional tax liability, as well as certain other measurement date deferred tax adjustments during the third quarter of 2018 with a corresponding $3.4 million increase to goodwill.

Shareholders’ equity increased from $75.7 million at December 31, 2017 to $77.0 million at September 30, 2018. This increase was primarily the result of net income during the nine-month period ended September 30, 2018 of $5,785,000 offset by dividends paid of $1,177,000 and a $3,505,000 increase in unrealized securities losses, net of tax. The increase in unrealized securities losses during the nine month period ended September 30, 2018, was the result of customary and expected changes in the bond market. Net unrealized gains and losses on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $18.6 million at September 30, 2018 and $27.3 million at December 31, 2017, including interest-bearing deposits in other banks of $9.0 million at September 30, 2018 and $16.6 million at December 31, 2017. Management believes the current level of cash and cash equivalents remains sufficient to meet the Corporation’s present liquidity and performance needs when considering the availability of other funding sources, as described below. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of September 30, 2018 totaled $168.1 million and $163.5 million, respectively, resulting in net unrealized losses before tax approximating $4.6 million and a corresponding after-tax decrease in shareholders’ equity approximating $3.5 million.  This compares to net unrealized losses before tax of $188,000 and an after-tax decrease in shareholders’ equity of $124,000 at December 31, 2017.

Loans and Leases

The Corporation’s primary lending areas are Northwestern, West Central, and Central Ohio. Gross loans and leases approximated $550.8 million at September 30, 2018, compared to $506.4 million at December 31, 2017, an increase of $44.4 million (8.8%). The majority of that increase was in the commercial and commercial and multi-family real estate segments of the portfolio with increases of $17.2 million and $27.4 million, respectively.

The Bank also has unrecognized financial instruments at September 30, 2018 and December 31, 2017 related to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $140.4 million at September 30, 2018 and $127.5 million at December 31, 2017.

Allowance for Loan and Lease Losses

The following table presents a summary of activity in the allowance for loan and lease losses for the nine months ended September 30, 2018 and 2017:

	(in thousands)
	Nine months ended September 30,
	2018	2017
Balance, beginning of period	$2,835	$3,345
Provision (credit) for loan and lease losses	350	(350)
Charge offs	(193)	(657)
Recoveries	322	479
Net (charge offs) recoveries	129	(178)
Balance, end of period	$3,314	$2,817

The allowance for loan and lease losses as a percentage of gross loans and leases was .60% at September 30, 2018, .56% at December 31, 2017, and .57% at September 30, 2017.

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

Loans and leases on non-accrual status approximated $1.6 million and $2.8 million at September 30, 2018 and December 31, 2017, respectively. Non-accrual loans and leases as a percentage of outstanding loans amounted to .28% at September 30, 2018 and .55% at December 31, 2017.

The Corporation considers a loan or lease to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan or lease, as the case may be, based on current information and events.

The Corporation had other potential problem credits of $5.8 million at September 30, 2018 and $6.5 million at December 31, 2017. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans and leases using loss rates calculated considering historic net loan charge-off experience, as well as other environmental and qualitative factors. The Corporation experienced $193,000 of loan charge-offs during the first nine months of 2018 compared to loan charge-offs of $657,000 during the first nine months of 2017 with most of the charge-offs coming from the commercial and multi-family real estate loan portfolios. The Corporation also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering historic net charge-off experience, as well as environmental and qualitative factors.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits continue to be the most significant source of funds for the Corporation, totaling $660.3 million, or 89.5% of the Corporation’s outstanding funding sources at September 30, 2018. Total deposits increased $29.8 million, or 4.7% during the nine months ended September 30, 2018, including non-interest bearing deposits increasing $6.9 million and interest bearing deposits increasing $22.9 million .

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $50.0 million at September 30, 2018 and $47.1 million at December 31, 2017 as well as $10.0 million of term borrowings from the United Bankers’ Bank (UBB) at September 30, 2018 and December 31, 2017. The UBB term borrowings, as well as a portion of the FHLB borrowings were used to facilitate the Benchmark acquisition. The Corporation also has outstanding junior subordinated deferrable interest debentures of $12,865,000 at September 30, 2018 and $12,840,000 at December 31, 2017. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Shareholders’ Equity

Shareholders’ equity increased from approximately $75.7 million at December 31, 2017 to $77.0 million at September 30, 2018, principally due to net income of approximately $5.8 million, offset by the other comprehensive loss related to available-for-sale securities of approximately $3.5 million and dividends paid of approximately $1.2 million.

For the nine month period ended September 30, 2017, shareholder’s equity increased from approximately $72.6 million at December 31, 2016 to $75.7 million, principally due to net income of approximately $2.9 million and other comprehensive income of approximately $1.3 million, net of dividends paid.

The Corporation and Bank met all regulatory capital requirements as of September 30, 2018, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

Cash Flow from Operations

The Bank implemented a hedging program during the second quarter of 2018. As part of this program, loans held for sale may be accumulated into larger blocks before being sold resulting in potential longer holding periods which can impact cash flows from operating activities. As of September 30, 2018, loans held for sale amounted to $6,437,000 compared to $2,384,000 as of December 31, 2107 resulting in a $4,053,000 use of cash flow from operations for the nine month period ending September 30, 2018. Excluding the change in loans held for sale, cash flow from operations for the nine months ended September 30, 2018 would have been $6,450,000.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the nine month period ended September 30, 2018. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan and lease losses.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended September 30, 2018:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
07/01/18 - 07/31/18	-	$-	397,334	202,666

08/01/18 - 08/31/18	-	$-	397,334	202,666

09/01/18 - 09/30/18	-	$-	397,334	202,666

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

FOR PERIOD ENDED September 30, 2018

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

UNITED BANCSHARES, INC.

Date:	October 26, 2018	By:/s/ Daniel J. Lucke
Daniel J. Lucke
Chief Financial Officer