Form 10-K
period 2018-12-31
UNITED BANCSHARES INC/OH
filed 2019-03-04
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934, as amended

For the fiscal year ended December 31, 2018

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

Yes         No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes          No    X

The aggregate market value of the voting stock held by non-affiliates of the registrant was $68,123,044, based upon the last sales price as quoted on the NASDAQ Global Market as of June 30, 2018.

The number of shares of Common Stock, no par value outstanding as of January 31, 2019: 3,269,976

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2018 are incorporated by reference into Part II. Portions of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on April 24, 2019 are incorporated by reference into Part III.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. From time to time, we have made or will make forward-looking statements within the meaning of the Act. These statements do not relate strictly to historical or current facts. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, is forward-looking. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “outlook,” “plan,” “strategy,” “expect,” “anticipate,” “project,” “believe,” “estimate,” or other words of similar meaning, or by words or phrases indicating that an event or trend “may,” “should,” “will,” “is likely,” or that an event or trend is “probable” to occur or “continue,” has “begun,” “is scheduled,” or is “on track.” Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations. Our disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Forward-looking statements are not historical facts and, by their nature, are subject to assumptions, risks, and uncertainties, many of which are outside of our control. Our actual results may differ materially from those set forth in our forward-looking statements. There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ from those described in forward-looking statements, include, but are not limited to:

●	deterioration of commercial real estate market fundamentals;
●	defaults by our loan counterparties or trends;
●	adverse changes in credit quality trends;
●	declining asset prices;
●	our ability to accurately estimate collateral values, future levels of nonperforming loans, and other borrower fundamentals as part of our credit review process;
●	changes in local, regional and international business, economic or political conditions affecting the regions in which we operate;
●	the extensive and increasing regulation of the U.S. financial services industry;
●	changes in accounting policies, rules and interpretations;
●	increasing capital and liquidity standards under applicable regulatory rules;
●	unanticipated changes in our liquidity position, including but not limited to, changes in the cost of liquidity, our ability to enter the financial markets and to secure alternative funding sources;
●	our ability to receive dividends from our subsidiary, The Union Bank Company;
●	breaches of security or failures of our technology systems due to technological or other factors and cybersecurity threats;
●	operational or risk management failures by us or critical third-parties;
●	adverse judicial proceedings;
●	the occurrence of natural or man-made disasters or conflicts or terrorist attacks;
●	a reversal of the U.S. economic recovery due to financial, political or other shocks;
●	our ability to anticipate interest rate changes and manage interest rate risk;
●	deterioration of economic conditions in the geographic regions where we operate;
●	the soundness of other financial institutions;
●	our ability to attract and retain talented executives and employees and to manage our reputational risks;
●	our ability to timely and effectively implement our strategic initiatives; and
●	increased competitive pressure due to industry consolidation.

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

PART I

Item 1. Business

Overview

United Bancshares, Inc. (“UBOH”), an Ohio corporation, organized in 1985, is headquartered in Columbus Grove, Ohio. We are a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), with consolidated total assets of $830.3 million at December 31, 2018. UBOH is regulated as a one-bank holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and its principal asset and operating subsidiary is The Union Bank Company, an Ohio state chartered commercial bank (“Union Bank”). As of December 31, 2018, UBOH and its subsidiary (collectively the “Corporation”) employed approximately 179 full-time equivalent employees.

United Bancshares, Inc.’s common stock has traded on the NASDAQ Global Market under the symbol “UBOH” since March 2001.

Union Bank

Union Bank is an Ohio state-chartered bank supervised by the State of Ohio, Division of Financial Institutions (the “ODFI”), and the Federal Deposit Insurance Corporation (the “FDIC”). Through Union Bank, we provide a wide range of commercial and retail banking services. Union Bank offers a full range of commercial banking services, including checking accounts, savings and money market accounts; certificates of deposit; online banking and automatic teller machines; commercial, consumer, agricultural, residential mortgage and home equity loans; wealth management services; treasury management services; safe deposit box rentals; and other personalized banking services. Through our eighteen offices located in Bowling Green, Columbus Grove, Delaware, Delphos, Findlay, Gahanna, Gibsonburg, Kalida, Leipsic, Lima, Marion, Ottawa, Pemberville, Westerville and Worthington Ohio, we serve the Ohio counties of Allen, Delaware, Franklin, Hancock, Marion, Putnam, Sandusky, Van Wert, and Wood.

In the operation of its business, Union Bank maintains a strong community orientation. Union Bank’s business model emphasizes personalized service, clients’ access to key decision makers, individualized attention, tailored products, and access to online banking tools. Union Bank’s management has placed a special emphasis on personalized attention to its customers’ needs in order to better serve the members of the community and create opportunities for them. Union Bank concentrates its efforts on serving the financial needs of the businesses in the Ohio counties that it serves as well as on providing financing to customers seeking to purchase or build their own homes; routinely seeking opportunities to foster economic growth and wealth accumulation in local economies through the financing of local entrepreneurs and residences in the areas we serve.

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

In recent years, mergers and acquisitions have led to greater concentration in the banking industry, placing added competitive pressure on our core banking products and services. Consolidation continued during 2018, primarily through private merger and acquisition transactions, and led to redistribution of deposits and certain banking assets to other financial institutions. We expect this trend to continue during 2019. We, therefore, expect competition in the markets we serve to intensify with the advent of new technology and consolidation trends. As a matter of course, we continue to evaluate opportunities in the markets we serve or contiguous markets to improve our footprint, while balancing the efficiency of technology.

The Bank’s primary market area consists of the Ohio counties of Putnam, Allen, Wood and Marion, in which the Bank currently operates 14 of its 19 total full service banking offices. According to the most recent FDIC Deposit Market Share Report, as of June 30, 2018 there were a total of 25 banking institutions competing in the Bank’s primary market area, with the Bank ranking fifth in deposit market share with approximately 9.46% of the aggregate deposits.    The Bank operates its remaining five branch banking offices in the Ohio counties of Delaware, Franklin, Hancock and Sandusky. According to the most recent market data, there were 38 banking institutions competing in these markets, with the Bank ranking 22nd in deposit market share with approximately 0.21% of the aggregate deposits.

Supervision and Regulation

General

The following discussion addresses the material elements of the regulatory framework applicable to financial holding companies, like UBOH, and our subsidiary bank, Union Bank. This regulatory framework is intended primarily to protect customers and depositors, the Deposit Insurance Fund (the “DIF”) of the FDIC, and the banking system as a whole, rather than for the protection of security holders and creditors. We cannot predict changes in the applicable laws, regulations and regulatory agency policies, yet such changes may have a material effect on our business, financial condition or results of operations.

UBOH

On October 10, 2018, UBOH elected to become a financial holding company within the meaning of the Bank Holding Company Act of 1956 as amended, in order to provide the flexibility to take advantage of the expanded powers available to a financial holding company under the Act.  As a financial holding company, UBOH is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System pursuant to the Bank Holding Company Act of 1956, as amended. As a financial holding company, UBOH is still subject to all material regulations applicable to bank holding companies.

Under the Gramm-Leach-Bliley Act (the "GLB Act"), enacted into law in 1999, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  Activities that are "financial in nature" include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board has determined to be closely related to banking.  Federal Reserve Board approval is not required for UBOH to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.  Prior Federal Reserve Board approval is required before UBOH may acquire the beneficial ownership or control of more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association.  If any subsidiary bank of UBOH ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve Board may, among other actions, order UBOH to divest the subsidiary bank.  Alternatively, UBOH may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company.  If any subsidiary bank of UBOH receives a rating under the Community Reinvestment Act of 1977 of less than “satisfactory,” UBOH will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations.

Under federal law, bank and financial holding companies must also serve as a “source of financial strength” to their subsidiary depository institutions by providing financial assistance to them in the event of their financial distress.  This support may be required when we do not have the resources to, or would prefer not to, provide it.  In addition, certain loans by a bank or financial holding company to a subsidiary bank are subordinate in right of payment to deposits in, and certain other indebtedness of, the subsidiary bank, and federal law provides that in the bankruptcy of a bank or financial holding company, any commitment to a federal bank regulatory agency to maintain the capital of subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

The risk-based capital guidelines adopted by the federal banking regulators and effective through December 31, 2018, include both a definition and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least 4% is to be comprised of common shareholders’ equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan losses. Each of the federal banking agencies also impose a minimum leverage ratio (Tier 1 capital to total assets) for banking organizations. The minimum leverage ratio is currently 3% for bank holding companies that are considered “strong” under the Federal Reserve Board’s guidelines or which have implemented the Federal Reserve Board’s risk-based capital measure for market risk. The minimum leverage ratio is 1%-2% higher for other bank holding companies and banks based on their particular circumstances and risk profiles and for those banks experiencing or anticipating significant growth. The FDIC imposes similar capital requirements on Union Bank adopted by the FDIC.

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

The federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks. Under these regulations, institutions, which become under capitalized, become subject to mandatory regulatory scrutiny and limitations that increase as capital decreases. Such institutions are also required to file capital plans with their primary federal regulator, and their holding companies must guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes under capitalized.

The FDIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to an FDIC-insured depository institution that does not meet certain capital adequacy standards. Banks and savings associations are classified into one (1) of five (5) categories based upon capital adequacy, ranging from “well-capitalized” to “critically under capitalized.” Restrictions on operations, management and capital distributions begin to apply at “adequately capitalized” status and become progressively stricter as the insured depository institutions approaches “critically under capitalized” status. Generally, the regulations require the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “under capitalized” and to take additional actions if the institution becomes “significantly under capitalized” or “critically under capitalized.” Effective January 1, 2015, final rules promulgated by the FDIC pursuant to the Dodd-Frank Act, provide that for a depository institution to be considered well-capitalized it must maintain common equity tier 1 capital of at least 6.5%; tier 1 risk-based capital of at least 8%; total risk-based capital of at least 10%; and a tier 1 leverage ratio of at least 5%. As of December 31, 2018, Union Bank has total risk-based capital of 11.7%, tier 1 risk-based capital and CET 1 capital of 11.1%, and tier 1 leverage of 8.8%.

While the Prompt Corrective Action requirements only apply to FDIC-insured depository institutions and not to bank or financial holding companies, the mandatory Prompt Corrective Action “capital restoration plan” required of an under capitalized institution by its relevant regulator must be guaranteed to a limited extent by the institution’s parent bank or financial holding company.

In October 2013, the federal banking regulators published final rules establishing a new comprehensive capital framework for U.S. banking organizations (the “Regulatory Capital Rules”). The Regulatory Capital Rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standard as well as certain provisions of the Dodd-Frank Act. The implementation of the Regulatory Capital Rules has led to higher capital requirements and more restrictive leverage liquidity ratios. In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Regulatory Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements. The capital conservation buffer has been phased in over time becoming fully effective on January 1, 2019, and consists of an additional amount of common equity equal to 2.5% of risk-weighted assets. The Regulatory Capital Rules also revise the regulatory agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity. The Regulatory Capital Rules phase in began on January 1, 2015, for non-advanced approaches banking organizations, like UBOH and Union Bank and has been fully phased in by January 1, 2019. While UBOH and Union Bank currently meet all regulatory capital requirements, the ultimate impact upon the financial condition or results of operations cannot be predicted until the rules become fully-phased in.

The ability of a bank or financial holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiary bank and other subsidiaries. However, the Federal Reserve Board expects the Corporation to serve as a source of strength to its subsidiary bank, which may require it to retain capital for further investment in the subsidiary, rather than for dividends for shareholders of UBOH. The Bank may not pay dividends to UBOH if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Bank must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net income and the retained net income for the preceding two years, less required transfers to surplus. Payment of dividends by a bank subsidiary may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting UBOH’s ability to pay dividends on its outstanding common shares. For more information about the payment of dividends by Union Bank to UBOH, please see Note 15 of the consolidated financial statements contained in the Corporation's Annual Report.

FDIA and Resolution Authority

Federal Deposit Insurance Act

The FDIC’s DIF provides insurance coverage for certain deposits, which insurance is funded through assessments on banks, like Union Bank. Pursuant to the Dodd-Frank Act, the amount of deposit insurance coverage for deposits increased to $250,000 per depositor. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection act (the “Dodd-Frank Act”), the FDIC has established 2.0% as the designated reserve ratio (the “DRR”), that is, the ratio of the DIF to insured deposits. The Dodd-Frank Act directs the FDIC to amend its assessment regulations so that future assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits. The minimum DIF rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rule making if required.

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

●

the Consumer Financial Protection Bureau has been empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

●	the deposit insurance assessment base for federal deposit insurance has been expanded from domestic deposits to average assets minus average tangible equity;
●	the prohibition on the payment of interest on commercial demand deposits has been repealed;
●	the standard maximum amount of deposit insurance per customer has been permanently increased to $250,000;
●

new corporate governance requirements require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, requiring compensation committees to consider the independence of compensation advisors and meeting new executive compensation disclosure requirements;

●

the Federal Reserve Board has established rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion. Although the cap is not applicable to Union Bank, it may have an adverse effect on Union Bank as the debit cards issued by Union Bank and other smaller banks, which have higher interchange fees, may become less competitive;

●

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

●	the authority of the Federal Reserve Board to examine financial holding companies and their non-bank subsidiaries was expanded.

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

Bank transactions with affiliates

Federal banking law and regulation imposes qualitative standards and quantitative limitations upon certain transactions by a bank with its affiliates, including the bank’s parent holding company and certain companies the parent holding company may be deemed to control for these purposes. Transactions covered by these provisions must be on arm’s-length terms, and cannot exceed certain amounts which are determined with reference to the bank’s regulatory capital. Moreover, if the transaction is a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute, and if the affiliate is unable to pledge sufficient collateral, the holding company may be required to provide it.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•

the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

•	the Truth-In-Savings Act, governing disclosures of account terms to consumer depositers;
•

the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

the "Electronic Funds Transfer Act" and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Statistical Financial Information Regarding the Corporation

The following schedules and table analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiary, as required under Securities Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation, both of which are included in the 2018 Annual Report.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.	The following are the average balance sheets for the years ended December 31:

	2018	2017	2016
ASSETS	(in thousands)
Interest-earning assets
Securities (1)
Taxable	$112,896	$118,335	$121,442
Non-taxable	60,696	71,480	70,371
Interest-bearing deposits	8,601	6,999	11,042
Loans (2)	540,687	421,564	361,437
Total interest-earning assets	722,880	618,378	564,292
Non-interest-earning assets
Cash and due from banks	9,268	9,155	9,081
Premises and equipment, net	19,117	16,504	11,929
Accrued interest receivable and other assets	54,906	42,160	32,984
Allowance for loan losses	(3,182)	(3,033)	(3,598)

	$802,989	$683,164	$614,688

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$367,536	$323,805	$285,729
Time deposits	173,574	141,757	140,562
Junior subordinated deferrable interest debentures	12,858	12,825	12,791
Other borrowings	60,357	23,090	4,525
Total interest-bearing liabilities	614,325	501,477	443,607
Non-interest-bearing liabilities
Demand deposits	106,877	100,148	92,811
Accrued interest payable and other liabilities	5,645	5,942	4,203

Shareholders' equity (3)	76,142	75,597	74,067

	$802,989	$683,164	$614,688

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

	2018
	Average		Average
	Balance	Interest	Rate
	(dollars in thousands)
Interest-earning assets
Securities (1)
Taxable	$112,896	$2,573	2.28%
Non-taxable (2)	60,696	1,971	3.25%
Loans (3, 4)	540,687	29,722	5.50%
Interest-bearing deposits	8,601	513	5.96%
Total interest-earning assets	722,880	34,779	4.81%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$367,536	1,552	0.42%
Time deposits	173,574	2,297	1.32%
Junior subordinated deferrable interest debentures	12,858	697	5.42%
Other borrowings	60,357	1,612	2.67%
Total interest-bearing liabilities	$614,325	6,158	1.00%

Net interest income, tax equivalent basis		$28,621
Net interest income as a percent of average interest-earning assets			3.96%

(1)

Securities include securities available-for-sale, which are carried at fair value, and restricted bank stock carried at cost. The average balance includes monthly average balances of fair value adjustments and daily average balances for the amortized cost of securities.

(2)	Computed on tax equivalent basis for non-taxable securities (21% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans and loans held for sale.
(4)	Interest income on loans includes fees of $2,127,000.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

	2017
	Average		Average
	Balance	Interest	Rate
	(dollars in thousands)
Interest-earning assets
Securities (1)
Taxable	$118,335	$2,403	2.03%
Non-taxable (2)	71,480	2,549	3.57%
Loans (3, 4)	421,564	21,305	5.05%
Interest-Bearing Deposits	6,999	382	5.46%
Total interest-earning assets	618,378	26,639	4.31%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$323,805	888	0.27%
Time deposits	141,757	1,237	0.87%
Junior subordinated deferrable interest debentures	12,825	596	4.65%
Other borrowings	23,090	397	1.72%
Total interest-bearing liabilities	$501,477	3,118	0.62%

Net interest income, tax equivalent basis		$23,521
Net interest income as a percent of average interest-earning assets			3.80%

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

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 21% for 2018 and 34% for 2017 in the table that follows:

	2018/2017
	Total	Variance Attributable To
	Variance	Volume	Rate
INTEREST INCOME	(in thousands)
Securities -
Taxable	$170	$(114)	$284

Non-taxable	(578)	(1,240)	662

Loans	8,417	6,423	1,994

Other	131	92	39

Subtotal	8,140	5,161	2,979

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	664	130	534

Time deposits	1,060	320	740

Junior subordinated deferrable interest debentures	472	2	470

Other borrowings	844	604	240

Subtotal	3,040	1,056	1,984

NET INTEREST INCOME	$5,100	$4,105	$995

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in the table that follows:

	2017/2016
	Total	Variance Attributable To
	Variance	Volume	Rate
INTEREST INCOME	(in thousands)
Securities -
Taxable	$201	$(57)	$258

Non-taxable	70	39	31

Loans	3,848	3,009	839

Other	50	(152)	202

Subtotal	4,169	2,839	1,330

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	310	78	232

Time deposits	128	9	119

Junior subordinated deferrable interest debentures	101	1	100

Other borrowings	348	304	44

Subtotal	887	392	495

NET INTEREST INCOME	$3,282	$2,447	$835

II.	INVESTMENT PORTFOLIO

A.	The carrying amounts of securities available-for-sale as of December 31 are summarized as follows:

	2018	2017	2016
	(in thousands)
Obligations of states and political subdivisions	$59,466	$67,979	$70,624
Mortgage-backed securities	106,924	100,463	118,595
Other	964	986	986
	$167,354	$169,428	$190,205

B.	The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2018 are as follows (1):

		Maturing
		After One	After Five
		Year	Years
	Within	But Within	But Within	After
	One Year	Five Years	Ten Years	Ten Years
	(dollars in thousands)
Obligations of states and political subdivisions	$2,887	$11,113	$22,231	$23,235
Mortgage-backed securities (2)	-	-	17,091	89,833

	$2,887	$11,113	$39,322	$113,068

		Weighted Average Yield
Obligations of states and political subdivisions	3.85%	2.47%	2.77%	4.08%
Mortgage-backed securities (2)	-	-	2.66%	3.04%

Weighted Average Yield - Portfolio	3.85%	2.47%	2.72%	3.25%

(1)	Table excludes restricted bank stock and $964,000 of securities having no maturity date.
(2)	Maturity based upon estimated weighted-average life.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.	There were no securities which exceeded 10% of shareholders’ equity at December 31, 2018.

III.	LOAN AND LEASE PORTFOLIO

A.	Types of Loans and Leases – Total loans and leases, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	2018	2017	2016	2015	2014
	(in thousands)
Commercial and agricultural	$435,076	$380,330	$283,205	$272,297	$275,769
Real estate mortgage	127,547	123,802	90,379	78,443	80,598
Consumer loans	6,696	4,664	4,012	3,857	4,800
	$569,319	$508,796	$377,596	$354,597	$361,167

Real estate mortgage loans include real estate construction loans of $1.3 million in 2018, $3.0 million in 2017, $2.2 million in 2016, $10.3 million in 2015, and $1.3 million in 2014. There were no lease financing receivables in any year.

CONCENTRATIONS OF CREDIT RISK – The Corporation’s depository institution subsidiary grants commercial, real estate, installment, and credit card loans to customers primarily located in Northwestern and West Central Ohio. Commercial loans include loans collateralized by business assets and agricultural loans collateralized by farm equipment. As of December 31, 2018, commercial and agricultural loans make up 76.42% of the loan portfolio; the loans are expected to be repaid from cash flow from operations of the businesses. As of December 31, 2018, real estate mortgage loans make up 22.40% of the loan and lease portfolio and are collateralized by first mortgages on residential real estate. As of December 31, 2018, consumer loans to individuals make up 1.18% of the loan and lease portfolio and are primarily collateralized by consumer assets.

B.

Maturities and Sensitivities of Loans and Leases to Changes in Interest Rates – The following table shows the amounts of commercial and agricultural loans outstanding as of December 31, 2018 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and agricultural loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

Commercial
and
Maturing	Agricultural
(in thousands)
Within one year	$689
After one year but within five years	90,091
After five years	344,296
$435,076

III.	LOAN AND LEASE PORTFOLIO (CONTINUED)

	Interest Sensitivity
	Fixed	Variable and
	Rate	Adjustable Rate	Total
	(in thousands)
Due after one year but within five years	$38,620	$51,471	$90,091
Due after five years	44,274	300,022	344,296
	$82,894	$351,493	$434,387

C.	Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans and Leases – The following table summarizes non-accrual, past due, restructured and impaired loans and leases at December 31:

	2018	2017	2016	2015	2014
	(in thousands)
(a) Loans accounted for on a non-accrual basis	$1,445	$2,767	$6,003	$5,945	$5,220

(b) Loans contractually past due 90 days or more as to interest or principal payments and still accruing interest	161	170	154	260	1,513

(c) Loans not included in (a) or (b) which are Troubled Debt Restructurings as defined by accounting principles generally accepted in the United States of America	624	712	1,208	1,795	2,121

	$2,230	$3,649	$7,365	$8,000	$8,854

The following is reported for the years ended December 31:

	2018	2017	2016	2015	2014
	(in thousands)
Gross interest income that would have been recorded on non-accrual loans outstanding if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period	$15	$131	$275	$432	$596

Interest income actually recorded on non- accrual loans and included in net income for the period	-	-	-	-	-

Interest income not recognized during the period	$15	$131	$275	$432	$596

III.	LOAN PORTFOLIO (CONTINUED)

1.	Discussion of the non-accrual policy

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

As of December 31, 2018, in addition to the $2.2 million of loans reported under Item III C, there are approximately $4.5 million of other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III C at some future date. Consideration was given to loans classified for regulatory purposes as substandard or special mention that have not been disclosed in Item III C above.

3.	Foreign outstanding loans

None.

4.	Loan concentrations

None.

D.	Other interest-bearing assets

As of December 31, 2018, there were no other interest-bearing assets that are required to be disclosed.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2018	2017	2016	2015	2014
	(dollars in thousands)
LOANS
Loans outstanding at end of period (1)	$569,319	$508,796	$377,596	$354,597	$361,167
Average loans outstanding during period (1)	$540,687	$421,564	$361,437	$358,368	$310,237
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$2,835	$3,345	$3,834	$3,840	$4,014
Loans charged off:
Commercial and agricultural	(135)	(616)	(98)	(447)	(368)
Real estate mortgage	(52)	(45)	(52)	(176)	(117)
Consumer loans to individuals	(10)	(28)	(10)	(16)	(12)
	(197)	(689)	(160)	(639)	(497)
Recoveries of loans previously charged off:
Commercial and agricultural	363	506	351	222	739
Real estate mortgage	75	14	61	20	9
Consumer loans	1	9	9	9	5
	439	529	421	251	753
Net loan (charge offs) recoveries	242	(160)	261	(388)	256
Provision (credit) for loan losses	450	(350)	(750)	382	(430)

Balance at end of period	$3,527	$2,835	$3,345	$3,834	$3,840

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.04%)	0.04%	(0.07%)	0.11%	(0.08%)

(1)	Including loans held for sale.

The amount of loan charge-offs and recoveries fluctuate from year to year due to various factors relating to the condition of the general economy and specific business segments. The 2018 loan charge-offs included 28 consumer, mortgage, HELOC or commercial credits, with the largest individual charge-off being $85,000. The 2017 loan charge-offs included 38 consumer, mortgage, HELOC or commercial credits, with the largest individual charge-off being $406,000. The 2016 net recoveries included 46 consumer, mortgage, HELOC, commercial or agricultural credits, with the largest individual charge-off being $86,000. The 2015 loan charge-offs included 25 consumer, mortgage, HELOC, commercial or agricultural credits, with the largest individual charge-off being $327,000. In 2014, the net recoveries of $256,000 included seven commercial or agricultural borrowers, with the largest charge-off being $181,000.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

The Corporation recognized a provision for loan losses of $450,000 in 2018, a credit for loan losses of $350,000 in 2017, and a credit for loan losses of $750,000 in 2016. Problem and potential problem loans aggregated $6.7 million at December 31, 2018 compared to $8.0 million December 31, 2017. The Corporation will continue to monitor the credit quality of its loan portfolio, and especially the quality of those credits identified as problem or potential problem credits, to ensure the allowance for loan losses is maintained at an appropriate level.

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

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	Allocation of the Allowance for Loan Losses
		Percentage		Percentage
		of Loans in		of Loans in
		Each Category		Each Category
	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans
	(dollars in thousands)
	December 31, 2018		December 31, 2017
Commercial and agricultural	$2,889	81.93%	$2,247	79.26%
Real Estate mortgages	576	16.34%	545	19.22%
Consumer loans to individuals	61	1.73%	43	1.52%
	$3,526	100.0%	$2,835	100.0%

	December 31, 2016		December 31, 2015
Commercial and agricultural	$2,772	82.87%	$3,433	89.54%
Real Estate mortgages	542	16.20%	373	9.73%
Consumer loans to individuals	31	0.93%	28	0.73%
	$3,345	100.0%	$3,834	100.0%

	December 31, 2014
Commercial and agricultural	$3,453	76.40%
Real Estate mortgages	363	22.30%
Consumer loans to individuals	23	1.30%
	$3,839	100.0%

The allowance for loan losses at December 31, 2018 included specific reserves for impaired loans amounting to $128,000. There were no specific reserves for impaired loans at December 31, 2017.

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

A.&B.	The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	(dollars in thousands)
	2018	2018	2017	2017
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate

Savings and interest-bearing demand deposits	$367,536	0.42%	$323,805	0.27%
Time deposits	173,574	1.32%	141,757	0.87%
Demand deposits (non-interest bearing)	106,877	-	100,148	-
	$647,987		$565,710

	2016	2016
	Average	Average
	Amount	Rate

Savings and interest-bearing demand deposits	$285,729	0.20%
Time deposits	140,562	0.79%
Demand deposits (non-interest bearing)	92,811	-
	$519,102

C.&E.	There were no foreign deposits in any periods presented.

V.	DEPOSITS (CONTINUED)

D.	Maturities of certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2018 are summarized as follows:

(in thousands)
Three months or less	$4,996
Over three months and through six months	8,300
Over six months and through twelve months	44,152
Over twelve months	24,107
$81,555

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2018	2017	2016
	(dollars in thousands)

Average total assets	$802,989	$683,164	$614,688
Average shareholders' equity (1)	$76,142	$75,597	$74,067
Net Income	$8,220	$3,846	$5,521
Cash dividends declared	$1,568	$1,569	$1,446
Return on average total assets	1.02%	0.56%	0.90%
Return on average shareholders' equity	10.80%	5.09%	7.45%
Dividend payout ratio (2)	19.08%	40.80%	26.19%
Average shareholders' equity to average total assets	9.48%	11.07%	12.05%

(1)	Average shareholders’ equity includes average unrealized gains or losses on securities available-for-sale.
(2)	Dividends declared divided by net income.

VII.	SHORT-TERM BORROWINGS

The Corporation has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs. At December 31, 2018, the Corporation had $4,412,000 of federal funds purchased, out of the $162.5 million available under such lines. The Corporation also uses repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Corporation from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2018, the Corporation had no repurchase agreements.

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

Risks Related to the Corporation’s Business

The Corporation is Subject to Interest Rate Risk

The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Corporation’s ability to originate loans and obtain deposits, (ii) the fair value of the Corporation’s financial assets and liabilities, and (iii) the average duration of the Corporation’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. For example, in a rising interest rate environment, loans tend to prepay slowly and new loans at higher rates increase slowly, while interest paid on deposits increases rapidly because the terms to maturity of deposits tend to be shorter than the terms to maturity or prepayment of loans. Such differences in the adjustment of interest rates on assets and liabilities may negatively affect the Corporation's income.

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

UBOH Relies On Dividends from Its Subsidiaries for Most of Its Revenue

UBOH is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on UBOH common stock, interest and principal on UBOH debt, and other operating expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Union Bank may pay to the UBOH. Under these law and regulations, the amount of dividends that may be paid by Union Bank in any calendar year is generally limited to the current year’s net profits, combined with the retained net profits of the preceding two years. In addition, the FDIC has issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings. Thus, the ability of Union Bank to pay dividends to UBOH in the future will be subject to Union Bank’s ability to earn profits in the future, and the federal statutory provisions, regulations, regulatory policies, and capital guidelines which are applicable to UBOH and Union Bank. Furthermore, the Federal Reserve’s Small Bank Holding Company Policy Statement provides, inter alia, that it is expected that dividends by a holding company will be eliminated in the event that a holding company is: (1) not reducing its debt consistent with the requirement that the debt to equity ratio be reduced to .30:1, or (2) not meeting the requirements of its loan agreement(s). Also, UBOH’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Union Bank is unable to pay dividends to UBOH, UBOH may not be able to service debt, pay obligations or pay dividends on the UBOH’s common stock or trust preferred securities. The inability to receive dividends from the Union Bank could have a material adverse effect on UBOH’s business, financial condition and results of operations.

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

Following the 2018 midterm elections, Democratic party leadership indicated that the House Financial Services Committee will broadly focus its legislative agenda toward protecting consumers and investors, preserving financial sector stability, and encouraging responsible innovation in financial technology, while the Republican controlled Senate Banking Committee will likely continue to focus its legislative agenda on remaining refinements not already addressed in the Economic Growth, Regulatory Relief, and Consumer Protection Act passed in 2018. The President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the Consumer Financial Protection Bureau. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

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

As of March 4, 2019, there are no pending legal proceedings to which the Corporation or its subsidiary are a party or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiary are a party incident to its banking business. None of such proceedings are considered by the Corporation to be material.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2018 (“Annual Report”), which is included herein as Exhibit 13.

Stock Repurchase Program

The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2018:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
10/01/18 - 10/31/18	-	$-	397,334	202,666

11/01/18 - 11/30/18	-	$-	397,334	202,666

12/01/18 - 12/31/18	-	$-	397,334	202,666

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

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2018 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference to page 5 through 16 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2018 (“Annual Report”), which is included herein as Exhibit 13.

Item 8.	Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 18 through 60 of United Bancshares’ Annual Report to Shareholders for 2018 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. An evaluation was performed under the supervision, and with the participation, of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2018. Based on the results of the evaluation, and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Management assessed the Corporation’s internal controls as of December 31, 2018, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2018, the Corporation’s internal control over financial reporting met the criteria for effectiveness.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Our Proxy Statement will be filed with the SEC no later than March 30, 2019, in preparation for the 2019 Annual Meeting of Shareholders scheduled for April 24, 2019. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein concerning Directors and Executive Officers is contained under the captions “Proposal Number 1: Election of Directors”,  Executive Officers,  "Director and Nominee Qualifications" and "Certain Relationships and Related Party Transactions" of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 24, 2019, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the caption “Committees of the Board of Directors - Audit Committee” of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 24, 2019 which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 24, 2019, which is incorporated herein by reference.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to the Corporation’s Chief Executive Officer, Chief Financial Officer, and other Senior Financial Officers. The Board of Directors reviews the Code of Ethics annually with the most recent review performed in February 2019. A copy of the Code of Ethics is available on the Corporation’s website at https://www.theubank.com.

Item 11.	Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Named Executive Officers” and "Director Compensation" in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 24, 2019, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 24, 2019, which is incorporated herein by reference.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	93,069	$21.39	156,931
Equity compensation plans not approved by security holders	-	-	-
Total	93,069	$21.39	156,931

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Information required by this item concerning director independence is contained under the caption “Board of Directors Independence” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 24, 2019, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 24, 2019, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements (and reports thereon) are set forth on pages 18 through 60 of the Corporation’s 2018 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2018 and 2017

Consolidated Statements of Income - Years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Comprehensive Income - Years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Shareholders' Equity - Years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Cash Flows - Years ended December 31, 2018, 2017, and 2016

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of SEC Regulation S-K) in this filing:

Exhibit No.

3.1	Articles of Incorporation	(1)
3.2	Regulations	(1)
10.1	Preferred Trust Securities, Placement and Debenture agreements	(2)
10.2	Agreement – Brian D. Young	(3)
10.3	Salary Continuation Agreement - Brian D. Young	(2)
10.4	Salary Continuation Agreement – Heather M. Oatman	(4)
10.5	2016 Stock Option Plan	(5)
10.6	Form of Award Agreement under the 2016 Stock Option Plan
13	2018 Annual Report to Shareholders
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) CEO's Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO's Certification

32.1	Section 1350 CEO's Certification

32.2	Section 1350 CFO's Certification

101.INS	XBRL Instance Document (a)
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

(1)Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 8, 2002, SEC file reference number 333-86543.

(2) Incorporated herein by reference to the Corporation's 2004 Form 10K/A filed August 5, 2005, SEC file reference number 333-86543.

(3) Incorporated herein by reference to the Corporation’s Form 8-K filed July 20, 2006.

(4) Incorporated herein by reference to the Corporation’s Form 10-K filed March 20, 2009.

(5)Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 1, 2017, SEC file reference number 333-86543.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCSHARES, INC.

By:	/s/ BRIAN D. YOUNG
Brian D. Young, CEO, President

By:	/s/ STACY A. COX
Stacy A. Cox Chief Financial Officer

Date: March 4, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BRIAN D. YOUNG Brian D. Young	Director	March 4, 2019

/s/ HERBERT H. HUFFMAN Herbert H. Huffman	Director	March 4, 2019

/s/ H. EDWARD RIGEL H. Edward Rigel	Director	March 4, 2019

/s/ R. STEVEN UNVERFERTH R. Steven Unverferth	Director	March 4, 2019

/s/ ROBERT L. BENROTH Robert L. Benroth	Director	March 4, 2019

/s/ DAVID P. ROACH David P. Roach	Director	March 4, 2019

/s/ DANIEL W. SCHUTT Daniel W. Schutt	Director	March 4, 2019