Form 10-Q
period 2019-03-31
UNITED BANCSHARES INC/OH
filed 2019-04-26
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2019: 3,270,635.

This document contains 44 pages. The Exhibit Index is on page 38 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	(in thousands except share data)
	March 31,	December 31,
	2019	2018
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$10,319	$11,698
Interest-bearing deposits in other banks	16,947	4,777
Total cash and cash equivalents	27,266	16,475
SECURITIES, available-for-sale	169,497	167,354
FEDERAL HOME LOAN BANK STOCK, at cost	5,302	5,302
LOANS HELD FOR SALE	10,465	7,705
LOANS AND LEASES	565,987	561,614
Less allowance for loan and lease losses	3,644	3,527
Net loans and leases	562,343	558,087
PREMISES AND EQUIPMENT, net	18,826	18,968
GOODWILL	28,616	28,616
CORE DEPOSIT INTANGIBLE ASSETS, net	913	953
CASH SURRENDER VALUE OF LIFE INSURANCE	18,321	18,223
OTHER REAL ESTATE OWNED	108	108
OTHER ASSETS, including accrued interest receivable	10,574	8,509
TOTAL ASSETS	$852,231	$830,300
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$117,942	$115,333
Interest-bearing	571,312	550,903
Total deposits	689,254	666,236
Other borrowings	59,500	65,443
Junior subordinated deferrable interest debentures	12,882	12,874
Other liabilities	6,162	4,803
Total liabilities	767,798	749,356
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; issued 3,760,557 shares	3,761	3,761
Surplus	15,025	14,960
Retained earnings	73,058	71,670
Accumulated other comprehensive income (loss)	252	(1,764)
Treasury stock, at cost, 489,922 shares at March 31, 2019 and 491,199 shares at December 31, 2018	(7,663)	(7,683)
Total shareholders’ equity	84,433	80,944
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$852,231	$830,300

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	(in thousands except share data)
	Three months ended March 31,
	2019	2018
INTEREST INCOME
Loans and leases, including fees	$7,783	$6,621
Securities:
Taxable	662	581
Tax-exempt	413	409
Other	128	130
Total interest income	8,986	7,741
INTEREST EXPENSE
Deposits	1,410	718
Other borrowings	641	493
Total interest expense	2,051	1,211
Net interest income	6,935	6,530
PROVISION FOR LOAN AND LEASE LOSSES	100	90
Net interest income after provision for loan and lease losses	6,835	6,440
NON-INTEREST INCOME
Gain on sale of loans	1,438	1,099
Net securities gains	-	14
Other operating income	1,070	1,135
Total non-interest income	2,508	2,248
NON-INTEREST EXPENSES	7,222	6,551
INCOME BEFORE INCOME TAXES	2,121	2,137
PROVISION FOR INCOME TAXES	307	338
NET INCOME	$1,814	$1,799
NET INCOME PER SHARE (basic and diluted)	$0.55	$0.55
Weighted average common shares outstanding (basic)	3,270,408	3,268,054
Weighted average common shares outstanding (diluted)	3,277,717	3,272,528

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	(in thousands)
	Three months ended March 31,
	2019	2018

NET INCOME	$1,814	$1,799

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) during period	2,552	(2,611)
Reclassification adjustments for gains included in net income	-	(14)
Other comprehensive income (loss), before income taxes	2,552	(2,625)
Income tax expense (credit) related to items of other comprehensive income (loss)	536	(551)
Other comprehensive income (loss)	2,016	(2,074)
COMPREHENSIVE INCOME (LOSS)	$3,830	$(275)

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three months ended March 31, 2019 and 2018

	(in thousands except share data)
	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
BALANCE AT DECEMBER 31, 2018	$3,761	$14,960	$71,670	$(1,764)	$(7,683)	$80,944
Comprehensive income:
Net income	-	-	1,814	-	-	1,814
Other comprehensive income	-	-	-	2,016	-	2,016
1,277 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	10	-	-	20	30
Stock option expense	-	55	-	-	-	55
Cash dividends declared, $0.13 per share	-	-	(426)	-	-	(426)
BALANCE AT MARCH 31, 2019	$3,761	$15,025	$73,058	$252	$(7,663)	$84,433

BALANCE AT DECEMBER 31, 2017	$3,761	$14,783	$64,994	$(124)	$(7,710)	$75,704
Comprehensive loss:
Net income	-	-	1,799	-	-	1,799
Other comprehensive loss	-	-	-	(2,074)	-	(2,074)
468 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	4	-	-	7	11
Stock option expense	-	35	-	-	-	35
Cash dividends declared, $0.12 per share	-	-	(391)	-	-	(391)
Reclassification for accounting change	-	-	24	(24)	-	-
BALANCE AT MARCH 31, 2018	$3,761	$14,822	$66,426	$(2,222)	$(7,703)	$75,084

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

	(in thousands)
	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES	$(1,818)	$938

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls and maturities of available-for-sale securities	3,788	8,974
Purchases of available-for-sale securities	(3,575)	(13,290)
Net increase in loans and leases	(4,222)	(14,276)
Purchases of premises and equipment	(83)	(124)
Net cash used in investing activities	(4,092)	(18,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	23,040	10,863
Repayments of other borrowings	(5,943)	(3,559)
Proceeds from sale of treasury shares	30	11
Cash dividends paid	(426)	(391)
Net cash provided by financing activities	16,701	6,924
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,791	(10,854)
CASH AND CASH EQUIVALENTS
At beginning of period	16,475	27,274
At end of period	$27,266	$16,420
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$2,012	$1,245
Federal income taxes	$-	$-
Non-cash investing activities:
Transfer of loans to other real estate owned	$-	$-
Change in net unrealized gain or loss on available-for-sale securities	$2,552	$(2,625)

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet as of December 31, 2018 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  Unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases by recognized on the balance sheet.  For public companies, this update is effective for interim and annual periods beginning after December 15, 2018.  The adoption of ASU No. 2016-02 effective January 1, 2019 resulted in an increase to other assets and other liabilities of $2,168,000.  The Corporation chose the effective date as the date of initial application.  Consequently, prior period financial information has not been updated or restated.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). ASU 2016-09 is intended to simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either assets or liabilities and classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The adoption of ASU 2016-09 effective January 1, 2019 did not have a material impact on the consolidated financial statements.

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

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of March 31, 2019 and December 31, 2018 are as follows:

	(in thousands)
	March 31, 2019		December 31, 2018
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$62,866	$63,917	$59,585	$59,466
Mortgage-backed	105,310	104,604	109,000	106,924
Other	1,002	976	1,002	964

Total	$169,178	$169,497	$169,587	$167,354

A summary of gross unrealized gains and losses on available-for-sale securities as of March 31, 2019 and December 31, 2018 follows:

	(in thousands)
	March 31, 2019		December 31, 2018
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
Available-for-sale:
Obligations of states and political subdivisions	$1,155	$104	$354	$473
Mortgage-backed	342	1,048	162	2,238
Other	-	26	-	38

Total	$1,497	$1,178	$516	$2,749

NOTE 4 – LOANS AND LEASES

The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the three month periods ended March 31, 2019 and 2018:

	(in thousands)
	Commercial	Commercial and agricultural real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2018	$534	$2,355	$576	$62	$3,527
Provision charged to expenses	5	59	33	3	100
Losses charged off	-	-	(25)	(3)	(28)
Recoveries	36	6	3	-	45
Balance at March 31, 2019	$575	$2,420	$587	$62	$3,644

Balance at December 31, 2017	$501	$1,746	$545	$43	$2,835
Provision (credit) charged to expenses	45	(1)	43	3	90
Losses charged off	(19)	(8)	(51)	(2)	(80)
Recoveries	29	101	-	1	131
Balance at March 31, 2018	$556	$1,838	$537	$45	$2,976

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment method as of  March 31, 2019 and December 31, 2018:

	(in thousands)
March 31, 2019	Commercial	Commercial and agricultural real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$57	$43	$-	$-	$100
Collectively evaluated for impairment	518	2,377	587	62	3,544
Total allowance for loan and lease losses	$575	$2,420	$587	$62	$3,644

Loans and leases:
Individually evaluated for impairment	$137	$1,145	$-	$-	$1,282
Acquired with deteriorated credit quality	-	192	52	-	244
Collectively evaluated for impairment	78,708	358,428	120,212	7,113	564,461
Total ending loans and leases balance	$78,845	$359,765	$120,264	$7,113	$565,987

December 31, 2018	Commercial	Commercial and agricultural real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$63	$65	$-	$-	$128
Collectively evaluated for impairment	471	2,290	576	62	3,399
Total allowance for loan and lease losses	$534	$2,355	$576	$62	$3,527

Loans and leases:
Individually evaluated for impairment	$361	$970	$-	$-	$1,331
Acquired with deteriorated credit quality	-	226	70	-	296
Collectively evaluated for impairment	80,269	353,250	119,771	6,696	559,986
Total ending loans and leases balance	$80,630	$354,446	$119,841	$6,696	$561,613

The average recorded investment in impaired loans and leases (excluding loans and leases acquired with deteriorated credit quality) for the three month period ended March 31, 2019 was $1,307,000 (none for the three month period ended March 31, 2018). There was $100,000 of allowance for loan and lease losses specifically reserved as of March 31, 2019 for impaired loans compared to no specific reserves as of March 31, 2018. Additionally, there was approximately $24,000 and $27,000 in interest income recognized by the Corporation on impaired loans and leases on an accrual or cash basis for the three month period ended March 31, 2019 and 2018, respectively.

The following table presents the recorded investment in nonaccrual loans and leases, loans and leases past due over 90 days still on accrual and troubled debt restructurings by class of loans as of March 31, 2019 and December 31, 2018. Nonaccrual loans primarily consist of smaller dollar homogenous loans that are collectively evaluated for impairment.

	(in thousands)
March 31, 2019	Nonaccrual	Loans and leases past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$113	$-	$24
Commercial real estate	704	-	219
Agricultural real estate	215	-	-
Agriculture	-	-	-
Consumer	-	-	-
Residential: 1 – 4 family	303	161	364
Total	$1,335	$161	$607

December 31, 2018
Commercial	$121	$-	$24
Commercial real estate	754	-	228
Agricultural real estate	216	-	-
Agriculture	-	-	-
Consumer	-	-	-
Residential: 1 – 4 family	354	161	372
Total	$1,445	$161	$624

The following table presents the aging of the recorded investment in past due loans and leases as of March 31, 2019 and December 31, 2018 by class of loans and leases:

	(in thousands)
March 31, 2019	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Commercial	$349	$-	$-	$349	$68,022	$68,371
Commercial real estate	509	-	526	1,035	327,960	328,995
Agriculture	-	-	-	-	10,474	10,474
Agricultural real estate	18	-	241	259	30,511	30,770
Consumer	1	-	-	1	7,112	7,113
Residential real estate	1,312	53	240	1,605	118,659	120,264
Total	$2,189	$53	$1,007	$3,249	$562,738	$565,987

December 31, 2018
Commercial	$482	$-	$-	$482	$68,503	$68,985
Commercial real estate	580	-	155	735	322,032	322,767
Agriculture	-	-	-	-	11,645	11,645
Agricultural real estate	7	-	241	248	31,431	31,679
Consumer	4	-	-	4	6,692	6,696
Residential real estate	2,471	371	278	3,120	116,721	119,841
Total	$3,544	$371	$674	$4,589	$557,024	$561,613

Credit Quality Indicators:

The Corporation categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current final financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Corporation analyzes loans and leases individually by classifying the loans and leases as to the credit risk.  This analysis generally includes non-homogenous loans and leases, such as commercial and commercial real estate loans and leases. The Corporation uses the following definitions for risk ratings:

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

The following table provides a summary of the loan portfolio risk grades, as applicable, based on the most recent analysis performed, as of March 31, 2019 and December 31, 2018. The Corporation risk rates all commercial and commercial real estate loans.

As of March 31, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans and leases is as follows:

	(in thousands)
March 31, 2019	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$77,444	$-	$1,401	$-	$-
Commercial and multi-family real estate	351,181	4,153	4,431	-	-
Residential 1 - 4 family	9,945	-	-	-	110,319
Consumer	-	-	-	-	7,113
Total	$438,570	$4,153	$5,832	$-	$117,432

December 31, 2018
Commercial	$79,179	$-	$1,451	$-	$-
Commercial and multi-family real estate	346,580	4,755	3,111	-	-
Residential 1 - 4 family	10,461	-	-	-	109,381
Consumer	-	-	-	-	6,696
Total	$436,220	$4,755	$4,562	$-	$116,077

The Corporation considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans and leases not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans and leases that are not risk rated, based on payment activity as of March 31, 2019 and December 31, 2018:

	(in thousands)
March 31, 2019	Residential 1-4 family	Consumer

Performing	$110,080	$7,113
Nonperforming	239	-
Total	$110,319	$7,113

December 31, 2018

Performing	$109,103	$6,696
Nonperforming	278	-
Total	$109,381	$6,696

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

There were no modifications for TDR loans and leases for which there was a payment default during the three month period ended March 31, 2019.

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

The following is information related to loans and leases acquired in these transactions, including purchased impaired loans:

	The Ohio State Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2018	$19,043	$(658)	$18,385
Change due to payments received	(1,325)	45	(1,280)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at March 31, 2019	$17,718	$(613)	$17,105

Purchased Impaired Loans and Leases
Balance at December 31, 2018	$196	$(163)	$33
Change due to payments received	(6)	3	(3)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at March 31, 2019	$190	$(160)	$30

	Benchmark Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2018	$74,837	$(1,553)	$73,284
Change due to payments received	(4,482)	89	(4,393)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at March 31, 2019	$70,355	$(1,464)	$68,891

Purchased Impaired Loans and Leases
Balance at December 31, 2018	$516	$(253)	$263
Change due to payments received	(106)	57	(49)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at March 31, 2019	$410	$(196)	$214

There was no provision for loan and lease losses recognized during the three month periods ended March 31, 2019 and 2018 related to the acquired loans as there was no significant change to the credit quality of the loans during the period.

NOTE 5 – OTHER BORROWINGS

Other borrowings consists of the following at March 31, 2019 and December 31, 2018:

	(in thousands)
	March 31,	December 31,
	2019	2018
Federal Home Loan Bank borrowings:
Secured note, with interest at 2.55%, due March, 2019	$-	$1,281
Secured note, with interest at 1.72%, due September, 2020	6,000	6,000
Secured note, with interest at 2.90%, due June, 2021	8,000	8,000
Secured note, with variable interest, at 2.84% at March 31, 2019 and 2.99% at December 31, 2018, due September, 2021	7,000	7,000
Secured note, with interest at 1.86%, due September, 2021	6,000	6,000
Secured note, with interest at 2.94%, due December, 2021	8,000	8,000
Secured note, with interest at 2.98%, due June, 2022	9,000	9,000
Secured note, with interest at 1.97%, due September, 2022	6,000	6,000
Zions Bank:
Secured note, with interest at 2.64%, due January, 2019	-	2,917
United Bankers Bank
Note payable, with interest at 4.875% payable quarterly, and $250,000 principal payments commencing December 1, 2018, with any remaining unpaid principal, due September 1, 2022. All Union Bank stock is held as collateral.	9,500	9,750
Secured note, with interest at 3.00%, due January, 2019	-	1,495
Total other borrowings	$59,500	$65,443

Federal Home Loan Bank borrowings are secured by Federal Home Loan Bank stock and eligible mortgage loans approximating $139,377,000 and $137,744,000 at March 31, 2019 and December 31, 2018 respectively.

NOTE 6 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR, amounting to 5.76% at March 31, 2019 and 5.97% at December 31, 2018. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through the OSB acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of March 31, 2019 and December 31, 2018 was $2,582,000 and $2,574,000, respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR, amounting to 5.61% at March 31, 2019 and 5.33% at December 31, 2018.

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

Interest expense on the debentures amounted to $191,000 and $159,000 for the three month periods ended March 31, 2019 and 2018, respectively, and is included in other borrowings interest expense in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 include available-for-sale securities, which are valued using Level 2 inputs as well as mortgage servicing rights, amounting to $1,196,000 at March 31, 2019 and $1,313,000 at December 31, 2018, which are valued using Level 3 inputs. There were no impaired loans for the periods ended March 31, 2019 and December 31, 2018.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended March 31, 2019, due to the lack of observable quotes in inactive markets for those instruments at March 31, 2019.

The tables below present a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2019 and for the year ended December 31, 2018:

	(in thousands)
	March 31,	December 31,
	2019	2018
Mortgage Servicing Rights
Balance at beginning of period	$1,313	$1,270
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	28	164
Disposals - amortization based on loan payments and payoffs	(45)	(147)
Changes in fair value	(100)	26
Balance at end of period	$1,196	$1,313

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

Impaired Loans

The Corporation does not record impaired loans at fair value on a recurring basis. However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral less estimated cost to sell, if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs, including recent appraisals or evaluations as well as Level 3 inputs based on customized discounting criteria such as additional appraisal adjustments to consider deterioration of value subsequent to appraisal date and estimated cost to sell. Additional appraisal adjustments range between 15% and 35% of appraised value, and estimated selling cost ranges between 10% and 20% of the adjusted appraised value.  Due to the significance of the Level 3 inputs, impaired loans fair values have been classified as Level 3.

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

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less appraisal adjustments typically between 10% and 30% of appraised value, and expected selling costs between 10% and 20% of adjusted appraised value. Such values are estimated primarily using appraisals or evaluations utilizing a market value approach. Due to the significance of the Level 3 inputs, other real estate owned has been classified as Level 3.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at March 31, 2019 and December 31, 2018.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at March 31, 2019 and December 31, 2018 were as follows:

	(in thousands)
	March 31, 2019		December 31, 2018
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$27,266	$27,266	$16,475	$16,475	1
Securities, including FHLB stock	174,799	174,799	172,656	172,656	2,3
Loans held for sale	10,465	10,465	7,705	7,705	3
Net loans and leases	562,343	559,595	558,087	554,223	3
Mortgage servicing rights	1,196	1,196	1,313	1,313	3
Hedging assets	798	798	492	492	3
Total Financial Assets	$776,867	$774,119	$756,728	$752,864

FINANCIAL LIABILITIES
Deposits
Maturity	$188,859	$187,873	$180,675	$178,947	3
Non-maturity	500,395	500,395	485,561	485,561	1
Other borrowings	59,500	59,393	65,443	65,029	3
Junior subordinated deferrable interest debentures	12,882	9,916	12,874	8,318	3
Hedging liabilities	-	-	86	86	3
Total Financial Liabilities	$761,636	$757,577	$744,639	$737,941

The above summary does not include accrued interest receivable or cash surrender value of life insurance, which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts and would be considered Level 1 inputs.

There are also unrecognized financial instruments at March 31, 2019 and December 31, 2018 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounted to $146,718,000 at March 31, 2019 and $147,526,000 at December 31, 2018. Such amounts are also considered to be the estimated fair values.

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

The Corporation issued 33,352 options during the fourth quarter of 2016 at an exercise price of $19.32, 30,151 options during 2017 at an exercise price of $21.70, and 31,267 options during 2018 at an exercise price of $23.30 under the Plan. Following is a summary of activity for stock options for the quarters ended March 31, 2019 and March 31, 2018:

	March 31,	March 31,
	2019	2018
Outstanding, beginning of quarter	93,069	63,503
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, end of quarter	93,069	63,503
Weighted average exercise price at end of quarter	$21.39	$20.45

The options vest over a three-year period on the anniversary of the date of grant. At March 31, 2019, 31,718 options were vested compared to 11,117 options vested at March 31, 2018 and outstanding options had a weighted average remaining contractual term of 5.5 years.

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

Total compensation expense related to the stock options granted in 2016 is expected to be $209,000 and is being recognized ratably over the 36 month period beginning January 1, 2017. Total compensation expense related to the stock options granted in 2017, net of forfeitures, is expected to be $209,000 and is being recognized ratably over the 36 month period beginning August 1, 2017. Total compensation expense related to the stock options granted in 2018 is expected to be $246,000 and is being recognized ratably over the 36 month period beginning September 1, 2018. Stock option expense for outstanding awards amounted to $55,000 for the three months ended March 31, 2019 and $35,000 for the three months ended March 31, 2018.

NOTE 10 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2019 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2019 have been recognized in the consolidated financial statements for the period ended March 31, 2019. Events or transactions that provided evidence about conditions that did not exist at March 31, 2019 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended March 31, 2019.

On April 16, 2019, the Corporation's Board of Directors approved a cash dividend of $0.13 per common share payable June 17, 2019 to shareholders of record at the close of business on May 31, 2019.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the three months ended March 31,
	2019	2018
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.87%	0.92%
Average tangible shareholders’ equity (non-GAAP) (a)	13.86%	14.86%
Net interest margin (a)	3.81%	3.82%
Efficiency ratio (b)	74.76%	73.15%
Average shareholders’ equity to average assets	9.83%	9.56%
Loans to deposits (end of period) (c)	83.63%	81.68%
Allowance for loan losses to loans (end of period)	0.63%	0.57%

Book value per share	$25.82	$22.97

(a)

Net income to average assets, net income to average tangible shareholders’ equity and net interest margin are presented on an annualized basis. Net interest margin is calculated using fully-tax equivalent net interest income as a percentage of average interest earning assets.

(b)	Efficiency ratio is a ratio of non-interest expense as a percentage of fully tax equivalent net interest income plus non-interest income.
(c)	Includes loans held for sale

Reconciliation of common shareholders' equity to tangible common equity
	March 31, 2019	March 31, 2018
Shareholders' equity	$84,433	$75,084
Less goodwill and other intangibles	$29,529	$26,286
Tangible common equity	$54,904	$48,798
Average shareholders' equity	$81,900	$74,976
Less average goodwill and other intangibles	$29,546	$26,286
Average tangible common equity	$52,354	$48,690

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

The Union Bank Company (the “Bank”), a wholly-owned subsidiary of the Corporation, is engaged in the business of commercial banking. The Bank is an Ohio state-chartered bank, which serves Allen, Delaware, Franklin, Hancock, Marion, Putnam, Sandusky, and Wood counties in Ohio, with office locations in Bowling Green, Columbus Grove, Delaware, Delphos, Findlay, Gahanna, Gibsonburg, Kalida, Leipsic, Lima, Marion, Ottawa, Pemberville, Westerville and Worthington, Ohio.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2019, the Corporation reported net income of $1,814,000, or $0.55 basic earnings per share. This compares to the first quarter of 2018 net income of $1,799,000, or $0.55 basic earnings per share. The increase in operating results for the first quarter of 2019 as compared to the same period in 2018 was primarily attributable to increases in net interest income of $405,000 and non-interest income of $260,000 as well as a decrease in the provision for income taxes of $31,000, offset by increases in non-interest expenses of $671,000 and a provision for loan losses of $10,000.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $6,935,000 for the first quarter of 2019, compared to $6,530,000 for the same period of 2018, an increase of $405,000 (6.2%).

The increase in net interest income was largely attributable to an increase in interest income of $1,245,000, including a $1,162,000 increase in interest income from loans and leases. This increase was attributable to average loan growth from March 2018 to March 2019 of $50.7 million, as well as higher rates. The average loan balance was $571.1 million for the first quarter 2019 compared to $520.4 million for the first quarter 2018.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the three months ended March 31, 2019, the net interest margin (on a taxable equivalent basis) was 3.81% compared with 3.82% for the same period in 2018.

Interest-bearing deposits comprised 89.3% of average interest-bearing liabilities for the three months ended March 31, 2019, compared to 89.4% for the same period in 2018.

Interest expense for the three month period ended March 31, 2019 increased $840,000 (69.4%). The increase in interest expense was attributable to year over year average deposit growth of $29.1 million, as well as increased rates. The average deposit balance was $669.8 million for the first quarter of 2019 compared to $640.7 million for the first quarter 2018.

Provision for Loan and Lease Losses

The Corporation’s provision for loan and lease losses is determined based upon management’s calculation of the allowance for loan and lease losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan and lease portfolio. Changes in the provision for loan and lease losses are dependent, among other things, on loan and lease delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. A $100,000 provision for loan and lease losses was recognized during the three month period ended March 31, 2019 compared to a $90,000 provision during the three month period ended March 31, 2018. See “Allowance for Loan and Lease Losses” under Financial Condition for further discussion relating to the provision for loan and lease losses.

Non-Interest Income

The Corporation’s non-interest income is largely generated from activities related to the origination, servicing and gain on sales of fixed rate mortgage loans; customer deposit account fees; earnings on life insurance policies; income arising from sales of investment products to customers; and occasional security sale transactions. Income related to customer deposit accounts and life insurance policies provides a relatively steady flow of income while the other sources are more volume or transaction related and consequently can vary from quarter to quarter. For the quarter ended March 31, 2019, non-interest income was $2,508,000, compared to $2,248,000 for the first quarter of 2018, a $260,000 (11.6%) increase, which was primarily attributable to increases in gain on sales of loans of $339,000 offset by a decrease in other operating income of $65,000.

Loan sales for the first quarter of 2019 approximated $41.0 million compared to $36.9 million for the first quarter of 2018, resulting in gains on sale of loans of $1,438,000 for the quarter ended March 31, 2019, compared to $1,099,000 for the first quarter of 2018, an increase of $339,000.

Gains on sales of securities amounted to $14,000 for the quarter ended March 31, 2018. There were no gains or losses for the quarter ended March 31, 2019.

Other operating income decreased $65,000 (6.0%) for the quarter ended March 31, 2019. The decrease in other operating income is largely attributable to the impact of changes in fair value of mortgage servicing rights.  During the three months ended March 31, 2019, the fair value of the mortgage servicing rights asset decreased $100,000 primarily due to an increase in prepayment speeds caused by a decrease in mortgage loan interest rates.  This is a change occurring throughout the mortgage banking industry and is not specific to our loan portfolio.  During the quarter ended March 31, 2018, the fair value of the servicing rights asset increased $53,000 with minimal change in the level of serviced loan portfolio.

Non-Interest Expenses

For the quarter ended March 31, 2019, non-interest expenses were $7,222,000, compared to $6,551,000 for the first quarter of 2018, a $671,000 (10.2%) increase. The quarter-over-quarter increases included salaries and benefits expense of $399,000 (10.6%), legal fees of $103,000 which were offset by a decrease in collection legal fees of $55,000 and data processing of $83,000 (28.6%).

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended March 31, 2019, the Corporation’s efficiency ratio was 74.76%, compared to 73.15% for the same period of 2018.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2019 was $307,000 (effective rate of 14.5%), compared to $338,000 (effective rate of 15.8%) for the comparable 2018 period.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $852.2 million at March 31, 2019, compared to $830.3 million at December 31, 2018, an increase of $21.9 million (2.6%). The increase in total assets was primarily the result of an increase of $10.8 million in cash, $4.3 million in net loans, $2.8 million in loans held for sale and $2.1 million in securities available-for-sale. Deposits during this same period increased $23.0 million (3.5%) while other borrowings decreased $5.9 million (9.1%).

Shareholders’ equity increased from $80.9 million at December 31, 2018 to $84.4 million at March 31, 2019. This increase was primarily the result of net income during the three month period ended March 31, 2019 of $1,814,000 and an increase in unrealized securities gains, net of tax of $2,016,000 offset by dividends paid of $426,000. The increase in unrealized securities gains during the three month period ended March 31, 2019, was the result of customary and expected changes in the bond market. Net unrealized gains and losses on securities are reported as accumulated other comprehensive income (loss) in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $27.3 million at March 31, 2019 and $16.5 million at December 31, 2018, including interest-bearing deposits in other banks of $16.9 million at March 31, 2019 and $4.8 million at December 31, 2018. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs especially considering the availability of other funding sources, as described below. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of March 31, 2019 totaled $169.2 million and $169.5 million, respectively, resulting in net unrealized gain before tax of $319,000 and a corresponding after-tax increase in shareholders’ equity of $252,000.

Loans and Leases

The Corporation’s primary lending areas are Northwestern, West Central, and Central Ohio. Gross loans and leases totaled $566.0 million at March 31, 2019, compared to $561.6 million at December 31, 2018, an increase of $4.4 million (0.8%).

There are also unrecognized financial instruments at March 31, 2019 and December 31, 2018 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $146.7 million at March 31, 2019 and $147.5 million at December 31, 2018.

Allowance for Loan and Lease Losses

The following table presents a summary of activity in the allowance for loan and lease losses for the three months ended March 31, 2019 and 2018:

	(in thousands)
	Three months ended March 31,
	2019	2018
Balance, beginning of period	$3,527	$2,835
Provision for loan and lease losses	100	90
Charge offs	(28)	(80)
Recoveries	45	131
Net recoveries	17	51
Balance, end of period	$3,644	$2,976

The allowance for loan and lease losses as a percentage of gross loans and leases was .63% at March 31, 2019, .63% at December 31, 2018, and .57% at March 31, 2018.

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

Loans and leases on non-accrual status amounted to $1.3 million and $1.4 million at March 31, 2019 and December 31, 2018, respectively. Non-accrual loans and leases as a percentage of outstanding loans amounted to .24% at March 31, 2019 and .26% at December 31, 2018.

The Corporation considers a loan or lease to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan or lease, as the case may be, based on current information and events. The Corporation had impaired loans totaling $357,000 with $100,000 of specific reserves at March 31, 2019 and impaired loans of $372,000 with $128,000 of specific reserves as of December 31, 2018.  The Corporation had $925,000 and $959,000, respectively, of impaired loans without specific reserves at March 31, 2019 and December 31, 2018.

The Corporation had other potential problem credits of $9.6 million at March 31, 2019 and $6.7 million at December 31, 2018. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans and leases using loss rates calculated considering historic net loan charge-off experience, as well as other environmental and qualitative factors. The Corporation experienced $28,000 of loan charge-offs during the first three months of 2019 compared to loan charge-offs of $80,000 during the first three months of 2018 with most of the charge-offs coming from the commercial and residential real estate loan portfolios. The Corporation also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits continue to be the most significant source of funds for the Corporation, totaling $689.3 million, or 90.5% of the Corporation’s outstanding funding sources at March 31, 2019. Total deposits increased $23.0 million during the three months ended March 31, 2019.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers. Non-interest bearing deposits comprised 17.1% of total deposits at March 31, 2019, compared to 17.3% at December 31, 2018.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $50.0 million at March 31, 2019 and $54.2 million at December 31, 2018 as well as $9,500,000 and $9,750,000 of term borrowings from the United Bankers’ Bank (UBB) at March 31, 2019 and December 31, 2018, respectively. The Corporation also has outstanding junior subordinated deferrable interest debentures of $12,882,000 and $12,874,000 at March 31, 2019 and December 31, 2018, respectively. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Regulatory Capital

The Corporation and Bank met all regulatory capital requirements as of March 31, 2019, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

Cash Flow from Operations

The Bank implemented a hedging program during the 2nd quarter of 2018.  As part of this program, loans held for sale are now accumulated into larger blocks before being sold.  Depending on the timing of the sales of these blocks, there could be a positive or negative impact to cash flow from operations.  As of March 31, 2019, loans held for sale amounted to $10,465,000 compared to $7,705,000 as of December 31, 2018 resulting in a negative impact to cash flow from operations for the three month period ended March 31, 2019 of $2,760,000.  Excluding the change in loans held for sale, cash flow from operations for the three months ended March 31, 2019 would have been a positive $942,000.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the three month period ended March 31, 2019. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan and lease losses.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are risks inherent to the Corporation’s business. The material risks and uncertainties that management believes affect the Corporation are described below. The risks and uncertainties described below are not the only ones facing the Corporation. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Corporation’s business operations. A more detailed listing and description of the risks impacting the Corporation can be found in the 2018 Form 10-K. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, the Corporation’s financial condition and results of operations could be materially and adversely affected.

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

The Corporation manages interest rate risk regularly through its Asset Liability Committee. The Committee meets on a regular basis and reviews various asset and liability management information, including but not limited to, the bank’s liquidity positions, projected sources and uses of funds, interest rate risk positions and economic conditions.  The Corporation monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of the Corporation’s financial instruments using interest rates in effect at year-end. For the fair value estimates, the cash flows are then discounted to year-end to arrive at an estimated present value of the Corporation’s financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. The Corporation typically applies interest rate “shocks” to its financial instruments up and down 100, 200 and 300 and up 400 basis points. Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 4 -  CONTROLS AND PROCEDURES

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

Based on that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of March 31, 2019.

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

Item 1A: Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended March 31, 2019:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
01/01/19 - 01/31/19	1,277	$23.36	-	202,666

02/01/19 - 02/28/19	-	$-	-	202,666

03/01/19 - 03/31/19	-	$-	-	202,666

(a) A stock repurchase program (“Plan”) was adopted by the Corporation’s Board of Directors and originally announced on July 29, 2005.  The Plan, which was subsequently amended on December 23, 2005, March 20, 2007 and December 17, 2014, authorizes the Corporation to repurchase up to 600,000 of the Corporation’s common shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

Item 3: Defaults upon Senior Securities.

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information.

None

Item 6: Exhibits

Exhibit Number	Description	Exhibit Location
3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Form 10Q for the quarter ended June 30, 2006.
3.2	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10Q for the quarter ended June 30, 2007.
10.1	Change in Control Agreement between United Bancshares, Inc. and Stacy A. Cox, dated February 19, 2019	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 19, 2019.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99.1	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB	XBRL Taxonomy Extension Label	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date: April 26, 2019	By: /s/ Stacy A. Cox
Stacy A. Cox
Chief Financial Officer