Form 10-Q
period 2019-06-30
UNITED BANCSHARES INC/OH
filed 2019-07-29
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission file number 333-86453

UNITED BANCSHARES, INC.

(Exact name of Registrant as specified in its charter)

Ohio

(State or other jurisdiction of incorporation or organization)

105 Progressive Drive, Columbus Grove, Ohio

(Address of principal executive offices)

34-1516518

(I.R.S. Employer Identification Number)

45830

(Zip Code)

(419) 659-2141

(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of Each Exchange
Common Stock, No Par Value	UBOH	NASDAQ Global Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2019: 3,270,635.

This document contains 43 pages. The Exhibit Index is on page 37 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

as of June 30, 2019 (unaudited) and December 31, 2018

	(in thousands except share data)
	June 30,	December 31,
	2019	2018
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$9,470	$11,698
Interest-bearing deposits in other banks	10,873	4,777
Total cash and cash equivalents	20,343	16,475
SECURITIES, available-for-sale	174,666	167,354
FEDERAL HOME LOAN BANK STOCK, at cost	5,302	5,302
LOANS HELD FOR SALE	10,003	7,705
LOANS AND LEASES	572,594	561,614
Less allowance for loan and lease losses	3,864	3,527
Net loans and leases	568,730	558,087
PREMISES AND EQUIPMENT, net	18,698	18,968
GOODWILL	28,616	28,616
CORE DEPOSIT INTANGIBLE ASSETS, net	874	953
CASH SURRENDER VALUE OF LIFE INSURANCE	18,416	18,223
OTHER REAL ESTATE OWNED	-	108
OTHER ASSETS, including accrued interest receivable	9,764	8,509
TOTAL ASSETS	$855,412	$830,300
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$115,178	$115,333
Interest-bearing	573,980	550,903
Total deposits	689,158	666,236
Other borrowings	59,250	65,443
Junior subordinated deferrable interest debentures	12,891	12,874
Other liabilities	6,059	4,803
Total liabilities	767,358	749,356
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; issued 3,760,557 shares	3,761	3,761
Surplus	15,080	14,960
Retained earnings	74,919	71,670
Accumulated other comprehensive income (loss)	1,957	(1,764)
Treasury stock, at cost, 489,922 shares at June 30, 2019 and 491,199 shares at December 31, 2018	(7,663)	(7,683)
Total shareholders’ equity	88,054	80,944
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$855,412	$830,300

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Three and six months ended June 30, 2019 and 2018 (unaudited)

	(in thousands except share data)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans and leases, including fees	$8,210	$7,560	$15,993	$14,181
Securities:
Taxable	655	631	1,317	1,212
Tax-exempt	403	412	816	821
Other	202	107	330	237
Total interest income	9,470	8,710	18,456	16,451
INTEREST EXPENSE
Deposits	1,599	854	3,009	1,572
Other borrowings	626	529	1,267	1,022
Total interest expense	2,225	1,383	4,276	2,594
Net interest income	7,245	7,327	14,180	13,857
PROVISION FOR LOAN AND LEASE LOSSES	150	110	250	200
Net interest income after provision for loan and lease losses	7,095	7,217	13,930	13,657
NON-INTEREST INCOME
Gain on sale of loans	2,186	857	3,624	1,956
Net securities gains (losses)	-	(8)	-	6
Other operating income	947	1,314	2,017	2,449
Total non-interest income	3,133	2,163	5,641	4,411
NON-INTEREST EXPENSES	7,492	6,799	14,714	13,350
INCOME BEFORE INCOME TAXES	2,736	2,581	4,857	4,718
PROVISION FOR INCOME TAXES	451	381	758	719
NET INCOME	$2,285	$2,200	$4,099	$3,999
NET INCOME PER SHARE (basic and diluted)	$0.70	$0.67	$1.25	$1.22
Weighted average common shares outstanding (basic)	3,270,635	3,268,111	3,270,522	3,268,083
Weighted average common shares outstanding (diluted)	3,272,041	3,272,585	3,271,928	3,272,557

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three and six months ended June 30, 2019 and 2018 (unaudited)

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

NET INCOME	$2,285	$2,200	$4,099	$3,999

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) during period	2,158	(731)	4,710	(3,342)
Reclassification adjustments for gains (losses) included in net income	-	8	-	(6)
Other comprehensive income (loss), before income taxes	2,158	(723)	4,710	(3,348)
Income tax expense (credit) related to items of other comprehensive income (loss)	453	(152)	989	(703)
Other comprehensive income (loss)	1,705	(571)	3,721	(2,645)
COMPREHENSIVE INCOME	$3,990	$1,629	$7,820	$1,354

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Six Months Ended June 30, 2019 and 2018 (unaudited)

(in thousands except share data)

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
BALANCE AT DECEMBER 31, 2018	$3,761	$14,960	$71,670	$(1,764)	$(7,683)	$80,944
Comprehensive income:
Net income	-	-	4,099	-	-	4,099
Other comprehensive income	-	-	-	3,721	-	3,721
1,277 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	10	-	-	20	30
Stock option expense	-	110	-	-	-	110
Cash dividends declared, $0.26 per share	-	-	(850)	-	-	(850)
BALANCE AT JUNE 30, 2019	$3,761	$15,080	$74,919	$1,957	$(7,663)	$88,054

BALANCE AT DECEMBER 31, 2017	$3,761	$14,783	$64,994	$(124)	$(7,710)	$75,704
Comprehensive loss:
Net income	-	-	3,999	-	-	3,999
Other comprehensive loss	-	-	-	(2,645)	-	(2,645)
468 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	4	-	-	7	11
Stock option expense	-	67	-	-	-	67
Cash dividends declared, $0.24 per share	-	-	(784)	-	-	(784)
Reclassification for accounting change	-	-	24	(24)	-	-
BALANCE AT JUNE 30, 2018	$3,761	$14,854	$68,233	$(2,793)	$(7,703)	$76,352

Three months ended June 30, 2019 and 2018 (unaudited)

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
BALANCE AT MARCH 31, 2019	$3,761	$15,025	$73,058	$252	$(7,663)	$84,433
Comprehensive income:
Net income	-	-	2,285	-	-	2,285
Other comprehensive income	-	-	-	1,705	-	1,705
Stock option expense	-	55	-	-	-	55
Cash dividends declared, $0.13 per share	-	-	(424)	-	-	(424)
BALANCE AT JUNE 30, 2019	$3,761	$15,080	$74,919	$1,957	$(7,663)	$88,054

BALANCE AT MARCH 31, 2018	$3,761	$14,822	$66,426	$(2,222)	$(7,703)	$75,084
Comprehensive loss:
Net income	-	-	2,200	-	-	2,200
Other comprehensive loss	-	-	-	(571)	-	(571)
Stock option expense	-	32	-	-	-	32
Cash dividends declared, $0.12 per share	-	-	(393)	-	-	(393)
BALANCE AT JUNE 30, 2018	$3,761	$14,854	$68,233	$(2,793)	$(7,703)	$76,352

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

Six months ended June 30, 2019 and 2018 (unaudited)

	(in thousands)
	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES	$1,638	$(620)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls and maturities of available-for-sale securities	26,491	25,281
Purchases of available-for-sale securities	(29,510)	(32,743)
Proceeds from sale of other real estate owned	68	31
Net increase in loans and leases	(10,585)	(32,156)
Purchases of premises and equipment	(183)	(321)
Net cash used in investing activities	(13,719)	(39,908)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	22,962	10,807
Proceeds from other borrowings	-	25,000
Repayments of other borrowings	(6,193)	(9,172)
Proceeds from sale of treasury shares	30	11
Cash dividends paid	(850)	(784)
Net cash provided by financing activities	15,949	25,862
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,868	(14,666)
CASH AND CASH EQUIVALENTS
At beginning of period	16,475	27,274
At end of period	$20,343	$12,608
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$4,258	$2,631
Federal income taxes	$-	$-
Non-cash investing activities:
Transfer of loans to other real estate owned	$-	$70
Change in net unrealized gain or loss on available-for-sale securities	$4,710	$(3,348)

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet as of December 31, 2018 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  Unlike prior GAAP, which required that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases by recognized on the balance sheet.  For public companies, this update is effective for interim and annual periods beginning after December 15, 2018.  The adoption of ASU No. 2016-02 effective January 1, 2019 resulted in an increase to other assets and other liabilities of $2,168,000.  The Corporation chose the effective date as the date of initial application.  Consequently, prior period financial information has not been updated or restated.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. Management has developed four different models for calculating the allowance for loan losses under the requirements of ASU 2016-13 and are running them parallel to the Bank’s existing methodology throughout 2019.  Once management determines which method will be utilized, a third party will be contracted to perform a model validation prior to December 31, 2019. Management has not yet determined the expected impact the adoption of ASU 2016-13 will have on the consolidated financial statements.  On July 17, 2019, the FASB voted to issue a proposal for public comment that would potentially result in a postponement of the required implementation date for ASU 2016-13.  Management will continue to monitor any new developments regarding this possible delay.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in this ASU are effective for the reporting periods after December 15, 2018.  The Corporation adopted ASU No. 2017-12 effective January 1, 2019.  There was no significant impact to the consolidated financial statements as a result of the adoption of ASU 2017-12.

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of June 30, 2019 and December 31, 2018 are as follows:

	(in thousands)
	June 30, 2019		December 31, 2018
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$52,079	$53,908	$59,585	$59,466
Mortgage-backed	119,108	119,770	109,000	106,924
Other	1,002	988	1,002	964

Total	$172,189	$174,666	$169,587	$167,354

A summary of gross unrealized gains and losses on available-for-sale securities as of June 30, 2019 and December 31, 2018 follows:

	(in thousands)
	June 30, 2019		December 31, 2018
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
Available-for-sale:
Obligations of states and political subdivisions	$1,830	$1	$354	$473
Mortgage-backed	987	325	162	2,238
Other	-	14	-	38

Total	$2,817	$340	$516	$2,749

NOTE 4 – LOANS AND LEASES

The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the six month periods ended June 30, 2019 and 2018:

	(in thousands)
	Commercial	Commercial and agricultural real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2018	$534	$2,355	$576	$62	$3,527
Provision charged to expenses	315	(98)	28	5	250
Losses charged off	-	-	(25)	(4)	(29)
Recoveries	8	94	14	-	116
Balance at June 30, 2019	$857	$2,351	$593	$63	$3,864

Balance at December 31, 2017	$501	$1,746	$545	$43	$2,835
Provision charged to expenses	43	94	48	15	200
Losses charged off	(19)	(17)	(52)	(6)	(94)
Recoveries	33	200	-	1	234
Balance at June 30, 2018	$558	$2,023	$541	$53	$3,175

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment method as of June 30, 2019 and December 31, 2018:

	(in thousands)
June 30, 2019	Commercial	Commercial and agricultural real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$355	$37	$-	$-	$392
Collectively evaluated for impairment	502	2,314	593	63	3,472
Total allowance for loan and lease losses	$857	$2,351	$593	$63	$3,864

Loans and leases:
Individually evaluated for impairment	$1,382	$1,466	$-	$-	$2,848
Acquired with deteriorated credit quality	-	158	59	-	217
Collectively evaluated for impairment	82,912	357,415	121,446	7,756	569,529
Total ending loans and leases balance	$84,294	$359,039	$121,505	$7,756	$572,594

December 31, 2018	Commercial	Commercial and agricultural real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$63	$65	$-	$-	$128
Collectively evaluated for impairment	471	2,290	576	62	3,399
Total allowance for loan and lease losses	$534	$2,355	$576	$62	$3,527

Loans and leases:
Individually evaluated for impairment	$361	$970	$-	$-	$1,331
Acquired with deteriorated credit quality	-	226	70	-	296
Collectively evaluated for impairment	80,269	353,250	119,772	6,696	559,987
Total ending loans and leases balance	$80,630	$354,446	$119,842	$6,696	$561,614

The average recorded investment in impaired loans and leases (excluding loans and leases acquired with deteriorated credit quality) for the six month period ended June 30, 2019 was $1,821,000 (none for the six month period ended June 30, 2018). There was $392,000 of allowance for loan and lease losses specifically reserved as of June 30, 2019 for impaired loans compared to no specific reserves as of June 30, 2018. Additionally, there was approximately $139,000 in interest income recognized by the Corporation on impaired loans and leases on an accrual or cash basis for the six month period ended June 30, 2019 and none for the six month period ended June 30, 2018.

The following table presents the recorded investment in nonaccrual loans and leases, loans and leases past due over 90 days still on accrual and troubled debt restructurings by class of loans as of June 30, 2019 and December 31, 2018. Nonaccrual loans primarily consist of smaller dollar homogenous loans that are collectively evaluated for impairment.

	(in thousands)
June 30, 2019	Nonaccrual	Loans and leases past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$102	$-	$23
Commercial real estate	528	-	287
Agricultural real estate	215	-	-
Agriculture	-	-	-
Consumer	-	-	-
Residential: 1 – 4 family	258	519	356
Total	$1,103	$519	$666

December 31, 2018
Commercial	$121	$-	$24
Commercial real estate	754	-	228
Agricultural real estate	216	-	-
Agriculture	-	-	-
Consumer	-	-	-
Residential: 1 – 4 family	354	161	372
Total	$1,445	$161	$624

The following table presents the aging of the recorded investment in past due loans and leases as of June 30, 2019 and December 31, 2018 by class of loans and leases:

	(in thousands)
June 30, 2019	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Commercial	$234	$-	$-	$234	$72,396	$72,630
Commercial real estate	1,592	-	39	1,631	325,226	326,857
Agriculture	-	177	-	177	11,487	11,664
Agricultural real estate	95	-	241	336	31,846	32,182
Consumer	-	-	-	-	7,756	7,756
Residential real estate	1,937	-	567	2,504	119,001	121,505
Total	$3,858	$177	$847	$4,882	$567,712	$572,594

December 31, 2018
Commercial	$482	$-	$-	$482	$68,503	$68,985
Commercial real estate	580	-	155	735	322,032	322,767
Agriculture	-	-	-	-	11,645	11,645
Agricultural real estate	7	-	241	248	31,431	31,679
Consumer	4	-	-	4	6,692	6,696
Residential real estate	2,471	371	278	3,120	116,722	119,842
Total	$3,544	$371	$674	$4,589	$557,025	$561,614

Credit Quality Indicators:

The Corporation categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current final financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Corporation analyzes loans and leases individually by classifying the loans and leases as to the credit risk.  This analysis generally includes non-homogenous loans and leases, such as commercial and commercial real estate loans and leases. The Corporation uses the following definitions for risk ratings:

●	Pass: Loans and leases not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans and leases.

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

The following table provides a summary of the loan portfolio risk grades, as applicable, based on the most recent analysis performed, as of June 30, 2019 and December 31, 2018. The Corporation risk rates all commercial and commercial real estate loans.

As of June 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans and leases is as follows:

	(in thousands)
June 30, 2019	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$81,015	$1,900	$1,379	$-	$-
Commercial and multi-family real estate	350,153	6,604	2,243	-	39
Residential 1 - 4 family	9,869	-	-	-	111,636
Consumer	-	-	-	-	7,756
Total	$441,037	$8,504	$3,622	$-	$119,431

December 31, 2018
Commercial	$79,179	$-	$1,451	$-	$-
Commercial and multi-family real estate	346,580	4,755	3,111	-	-
Residential 1 - 4 family	10,461	-	-	-	109,381
Consumer	-	-	-	-	6,696
Total	$436,220	$4,755	$4,562	$-	$116,077

The Corporation considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans and leases not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans and leases that are not risk rated, based on payment activity as of June 30, 2019 and December 31, 2018:

	(in thousands)
June 30, 2019	Commercial and multi-family real estate	Residential 1-4 family	Consumer

Performing	$23	$111,070	$7,756
Nonperforming	16	566	-
Total	$39	$111,636	$7,756

December 31, 2018

Performing	$-	$109,103	$6,696
Nonperforming	-	278	-
Total	$-	$109,381	$6,696

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

There were two modifications for TDR loans and leases for which there was a payment default during the six month period ended June 30, 2019. One note was modified and split into two separate notes, each with different payment structures, to comply with the bankruptcy plan.

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

The following is information related to loans and leases acquired in these transactions, including purchased impaired loans:

	The Ohio State Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2018	$19,043	$(658)	$18,385
Change due to payments received	(2,660)	148	(2,512)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at June 30, 2019	$16,383	$(510)	$15,873

Purchased Impaired Loans and Leases
Balance at December 31, 2018	$196	$(163)	$33
Change due to payments received	(26)	25	(1)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at June 30, 2019	$170	$(138)	$32

	Benchmark Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2018	$74,837	$(1,553)	$73,284
Change due to payments received	(7,771)	155	(7,616)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at June 30, 2019	$67,066	$(1,398)	$65,668

Purchased Impaired Loans and Leases
Balance at December 31, 2018	$516	$(253)	$263
Change due to payments received	(139)	61	(78)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at June 30, 2019	$377	$(192)	$185

There was no provision for loan and lease losses recognized during the six month periods ended June 30, 2019 and 2018 related to the acquired loans as there was no significant change to the credit quality of the loans during the period.

NOTE 5 – OTHER BORROWINGS

Other borrowings consists of the following at June 30, 2019 and December 31, 2018:

	(in thousands)
	June 30,	December 31,
	2019	2018
Federal Home Loan Bank borrowings:
Secured note, with interest at 2.55%, due March, 2019	$-	$1,281
Secured note, with interest at 1.72%, due September, 2020	6,000	6,000
Secured note, with interest at 2.90%, due June, 2021	8,000	8,000
Secured note, with variable interest, at 2.72% at June 30, 2019 and 2.99% at December 31, 2018, due September, 2021	7,000	7,000
Secured note, with interest at 1.86%, due September, 2021	6,000	6,000
Secured note, with interest at 2.94%, due December, 2021	8,000	8,000
Secured note, with interest at 2.98%, due June, 2022	9,000	9,000
Secured note, with interest at 1.97%, due September, 2022	6,000	6,000
Zions Bank:
Secured note, with interest at 2.64%, due January, 2019	-	2,917
United Bankers Bank
Note payable, with interest at 4.875% and $250,000 principal payments payable quarterly commencing December 1, 2018, with any remaining unpaid principal, due September 1, 2022. All Union Bank stock is held as collateral.	9,250	9,750
Secured note, with interest at 3.00%, due January, 2019	-	1,495
Total other borrowings	$59,250	$65,443

Federal Home Loan Bank borrowings are secured by Federal Home Loan Bank stock and eligible mortgage loans approximating $138,121,000 and $137,744,000 at June 30, 2019 and December 31, 2018 respectively.

NOTE 6 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR, amounting to 5.48% at June 30, 2019 and 5.97% at December 31, 2018. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through the OSB acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of June 30, 2019 and December 31, 2018 was $2,591,000 and $2,574,000, respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR, amounting to 5.43% at June 30, 2019 and 5.33% at December 31, 2018.

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

Interest expense on the debentures amounted to $377,000 and $335,000 for the six month periods ended June 30, 2019 and 2018, respectively, and is included in other borrowings interest expense in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 include available-for-sale securities, which are valued using Level 2 inputs as well as mortgage servicing rights, amounting to $1,007,000 at June 30, 2019 and $1,313,000 at December 31, 2018, which are valued using Level 3 inputs. Financial assets measured at fair value on a nonrecurring basis at June 30, 2019 include loans classified as impaired totaling $2,848,000 compared to $1,331,000 at December 31, 2018. The increase was attributable to a larger commercial loan relationship added as impaired in the second quarter of 2019.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended June 30, 2019, due to the lack of observable quotes in inactive markets for those instruments at June 30, 2019.

The tables below present a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month period ended June 30, 2019 and for the year ended December 31, 2018:

	(in thousands)
	June 30,	December 31,
	2019	2018
Mortgage Servicing Rights
Balance at beginning of period	$1,313	$1,270
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	53	164
Disposals - amortization based on loan payments and payoffs	(77)	(147)
Changes in fair value	(282)	26
Balance at end of period	$1,007	$1,313

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

Other Real Estate Owned

The Corporation values other real estate owned at the estimated fair value of the underlying collateral less appraisal adjustments typically between 10% and 30% of appraised value, and expected selling costs between 10% and 20% of adjusted appraised value. Such values are estimated primarily using appraisals or evaluations utilizing a market value approach. Due to the significance of the Level 3 inputs, other real estate owned is classified as Level 3.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at June 30, 2019 and December 31, 2018.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at June 30, 2019 and December 31, 2018 were as follows:

	(in thousands)
	June 30, 2019		December 31, 2018
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$20,343	$20,343	$16,475	$16,475	1
Securities, including FHLB stock	179,968	179,968	172,656	172,656	2,3
Loans held for sale	10,003	10,003	7,705	7,705	3
Net loans and leases	568,730	567,759	558,087	554,223	3
Mortgage servicing rights	1,007	1,007	1,313	1,313	3
Hedging assets	1,087	1,087	492	492	3
Total Financial Assets	$781,138	$780,167	$756,728	$752,864

FINANCIAL LIABILITIES
Deposits
Maturity	$195,422	$195,191	$180,675	$178,947	3
Non-maturity	493,736	493,736	485,561	485,561	1
Other borrowings	59,250	59,499	65,443	65,029	3
Junior subordinated deferrable interest debentures	12,891	8,819	12,874	8,318	3
Hedging liabilities	202	202	86	86	3
Total Financial Liabilities	$761,501	$757,447	$744,639	$737,941

The above summary does not include accrued interest receivable or cash surrender value of life insurance, which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at June 30, 2019 and December 31, 2018 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounted to $135,623,000 at June 30, 2019 and $147,526,000 at December 31, 2018. Such amounts are also considered to be the estimated fair values.

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

The Corporation has issued to date 33,352 options during 2016 at an exercise price of $19.32, 30,151 options during 2017 at an exercise price of $21.70, 31,267 options during 2018 at an exercise price of $23.30, and 33,853 options during 2019 at an exercise price of $22.97 under the Plan. Following is a summary of activity for stock options for the six month periods ended June 30, 2019 and June 30, 2018:

	June 30,	June 30,
	2019	2018
Outstanding, beginning of period	93,069	63,503
Granted	33,853	-
Exercised	-	-
Forfeited	-	(1,701)
Outstanding, end of period	126,922	61,802
Weighted average exercise price at end of period	$21.81	$20.42

The options vest over a three-year period on the anniversary of the date of grant. At June 30, 2019, 31,718 options were vested compared to 11,117 options vested at June 30, 2018 and outstanding options had a weighted average remaining contractual term of 5.7 years.

The fair value of options granted is estimated at the date of grant using the Black Scholes option pricing model. Following are assumptions used in calculating the fair value of the options granted:

	2019	2018	2017	2016
Weighted-average fair value of options granted	$7.77	$7.87	$7.35	$6.27
Average dividend yield	2.26%	2.18%	2.23%	2.31%
Expected volatility	40.00%	40.00%	40.00%	40.00%
Rick-free interest rate	1.93%	2.81%	2.06%	1.58%
Expected term (years)	7	7	7	7

Total compensation expense related to the stock options granted in 2016 is expected to be $209,000 and is being recognized ratably over the 36 month period beginning January 1, 2017. Total compensation expense related to the stock options granted in 2017, net of forfeitures, is expected to be $209,000 and is being recognized ratably over the 36 month period beginning August 1, 2017. Total compensation expense related to the stock options granted in 2018 is expected to be $246,000 and is being recognized ratably over the 36 month period beginning September 1, 2018. Total compensation expense related to the stock options granted in 2019 is expected to be $263,000 and is being recognized ratably over the 36 month period beginning July 1, 2019. Stock option expense for outstanding awards amounted to $55,000 and $111,000 for the quarter and  six months ended June 30, 2019, respectively. Stock option expense for outstanding awards amounted to $32,000 and $67,000 for the quarter and six months ended June 30, 2018, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after June 30, 2019 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2019 have been recognized in the consolidated financial statements for the period ended June 30, 2019. Events or transactions that provided evidence about conditions that did not exist at June 30, 2019 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended June 30, 2019.

On July 16, 2019, the Corporation's Board of Directors approved a cash dividend of $0.13 per common share payable September 16, 2019 to shareholders of record at the close of business on August 31, 2019.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
	2019	2018	2019	2018
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	1.07%	1.11%	0.97%	1.02%
Average tangible shareholders’ equity (non-GAAP) (a)	16.40%	17.96%	15.16%	16.42%
Net interest margin (a)	3.80%	4.19%	3.81%	4.02%
Efficiency ratio (b)	71.25%	70.60%	72.93%	71.68%
Average shareholders’ equity to average assets	9.94%	9.48%	9.89%	9.52%
Loans to deposits (end of period) (c)	84.54%	85.19%	84.54%	85.19%
Allowance for loan losses to loans (end of period)	0.67%	0.59%	0.67%	0.59%

Book value per share	$26.92	$23.36	$26.92	$23.36

(a)

Net income to average assets, net income to average tangible shareholders’ equity and net interest margin are presented on an annualized basis. Net interest margin is calculated using fully-tax equivalent net interest income as a percentage of average interest earning assets.

(b)	Efficiency ratio is a ratio of non-interest expense as a percentage of fully tax equivalent net interest income plus non-interest income.
(c)	Includes loans held for sale

Reconciliation of common shareholders' equity to tangible common equity
	June 30, 2019	June 30, 2018
Shareholders' equity	$88,054	$76,352
Less goodwill and other intangibles (d)	29,490	26,242
Tangible common equity	$58,564	$50,110
Average shareholders' equity	$83,590	$74,995
Less average goodwill and other intangibles (d)	29,525	26,276
Average tangible common equity	$54,065	$48,719

(d) Goodwill and other intangibles for the June 30, 2019, as compared to the June 30, 2018, period includes the impact of the $3.4 million goodwill adjustment made in August 2018 as a result of a review of the accounting and tax implications of the September 2017 Benchmark Bancorp, Inc. transaction.

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

The Union Bank Company (the “Bank”), a wholly-owned subsidiary of the Corporation, is engaged in the business of commercial banking. The Bank is an Ohio state-chartered bank, which serves Allen, Delaware, Franklin, Hancock, Marion, Putnam, Sandusky, Van Wert and Wood counties in Ohio, with office locations in Bowling Green, Columbus Grove, Delaware, Delphos, Findlay, Gahanna, Gibsonburg, Kalida, Leipsic, Lima, Marion, Ottawa, Pemberville, Westerville and Worthington, Ohio.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2019, the Corporation reported net income of $2,285,000, or $0.70 basic earnings per share. This compares to the second quarter of 2018 net income of $2,200,000, or $0.67 basic earnings per share. The increase in operating results for the second quarter of 2019 as compared to the same period in 2018 was primarily attributable to an increase in non-interest income of $970,000, offset by a decrease in net interest income of $82,000 as well as increases in non-interest expenses of $693,000, provision for loan losses of $40,000 and provision for income taxes of $70,000.

Net income for the six months ended June 30, 2019 totaled $4,099,000 or $1.25 basic earnings per share compared to $3,999,000, or $1.22 basic earnings per share for the same period in 2018. Compared with the same period in 2018, net income increased $100,000, or 2.5%. This increase in operating results for the six month period ended June 30,2019 as compared to the six month period ended June 30, 2018 was primarily attributable to increases in net interest income of $323,000 and non-interest income of $1,230,000 offset by increases in non-interest expenses of $1,364,000, provision for loan loss of $50,000 and provision for income taxes of $39,000.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $7,245,000 for the second quarter of 2019, compared to $7,327,000 for the same period of 2018, a decrease of $82,000 (1.1%). Net interest income was $14,180,000 for the six months ended June 30, 2019 compared to $13,857,000 for the same period of 2018, an increase of $323,000 (2.3%).

The increase in net interest income for the six months ended June 30, 2019 was attributable to an increase in interest income of $2,005,000, including a $1,812,000 increase in interest income from loans and leases, offset by a $1,682,000 increase in interest expense. This increase in loan interest was attributable to average loan growth from June 2018 to June 2019 as well as higher rates. The average loan balance was $575.8 million for the second quarter 2019 compared to $523.9 million for the second quarter 2018. The increase in interest expense for the period was attributable to a $23.1 million increase in interest bearing deposits and higher deposit rates.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the quarter and six months ended June 30, 2019 the net interest margin (on a taxable equivalent basis) was 3.80% and 3.81%, respectively, compared with 4.19% and 4.02% for the same periods in 2018. Loans and leases comprised 75.0% of interest-earning assets at June 30, 2019 compared to 74.8% of interest-earning assets at June 30, 2018.

Interest-bearing deposits comprised 89.3% of average interest-bearing liabilities for the three months ended June 30, 2019, compared to 90.1% for the same period in 2018.

Interest expense for the six months ended June 30, 2019 increased $1,681,000 (64.8%). The increase in interest expense was attributable to year over year average deposit growth of $43.2 million, as well as increased rates. The average deposit balance was $684.6 million for the second quarter of 2019 compared to $641.4 million for the second quarter 2018.

Provision for Loan and Lease Losses

The Corporation’s provision for loan and lease losses is determined based upon management’s calculation of the allowance for loan and lease losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan and lease portfolio. Changes in the provision for loan and lease losses are dependent, among other things, on loan and lease delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. A $250,000 provision for loan and lease losses was recognized during the six month period ended June 30, 2019 compared to a $200,000 provision during the six month period ended June 30, 2018. See “Allowance for Loan and Lease Losses” under Financial Condition for further discussion relating to the provision for loan and lease losses.

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

For the three month period ended June 30, 2019, non-interest income was $3,133,000, compared to $2,163,000 for the second quarter of 2018, a $970,000 (44.8%) increase, which was primarily attributable to increases in gain on sales of loans of $1,329,000 offset by a decrease in other non-interest income of $367,000.  For the six month period ended June 30, 2019, non-interest income was $5,641,000, compared to $4,411,000 for same period in 2018, an increase of $1,230,000 (27.9%) which was primarily attributable to increases in gain on sales of loans of $1,668,000, offset by a decrease in gain on sales of securities of $6,000 as well as a decrease in other non-interest income of $432,000.

The significant increase in gain on sale of loans was attributable to the residential mortgage and governmental lending operations. Loan sales for the second quarter of 2019 approximated $57.3 million compared to $31.7 million for the second quarter of 2018, resulting in gains on sale of loans of $2,186,000 for the quarter ended June 30, 2019, compared to $857,000 for the second quarter of 2018, an increase of $1,329,000. For the six month period ended June 30, 2019 loan sales approximated $98.3 million compared to $64.8 million for the same period in 2018, resulting in gains on sale of loans of $3,624,000 for the six months ended June 30, 2019, compared to $1,956,000 for the six months ended June 30, 2018, an increase of $1,668,000.

The decrease in other operating income for the three and six month periods ended June 30, 2109 is largely attributable to the impact of changes in the fair value of mortgage servicing rights.  During the three and six month periods ended June 30, 2019, the fair value of the mortgage servicing rights asset decreased $171,000 and $282,000, respectively, primarily due to an increase in prepayment speeds caused by a continued decrease in mortgage loan interest rates.  This change is occurring throughout the mortgage banking industry and is not specific to the Bank's serviced loan portfolio.  During the three month period ended June 30, 2018, the fair value of the servicing rights asset decreased $11,000 while during the six month period ended June 30, 2018, the fair value of the servicing rights asset increased $42,000 with a minimal change in the level of serviced loan portfolio.

Loss on sales of securities amounted to $8,000 for the quarter ended June 30, 2018. For the six months ended June 30, 2018 gain on sale of securities amounted to $6,000. There were no gains or losses for the quarter or six month period ended June 30, 2019.

Non-Interest Expenses

For the quarter ended June 30, 2019, non-interest expenses were $7,492,000, compared to $6,799,000 for the second quarter of 2018, a $693,000 (10.2%) increase. The quarter-over-quarter increases included salaries and benefits expense of $408,000 (10.4%), advertising and promotion of $21,000 (5.9%), legal fees of $48,000, loan fees of $123,000 and ATM processing expense of $48,000.

For the six month period ended June 30, 2019, non-interest expenses totaled $14,714,000, compared to $13,350,000 for the same period of 2018, an increase of $1,364,000 (10.2%) which was primarily attributable to increases in salaries and benefits expense of $808,000 (10.5%), data processing of $94,000 (14.8%), advertising and promotion of $39,000 (6.0%), legal fees of $151,000, loan fees of $153,000 and ATM processing expenses of $55,000.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended June 30, 2019, the Corporation’s efficiency ratio was 71.2%, compared to 70.6% for the same period of 2018. For the six months ended June 30, 2019, the Corporation's efficiency ratio was 72.9% compared to 71.7% for the same period of 2018.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2019 was $451,000 (effective rate of 16.5%), compared to $381,000 (effective rate of 14.8%) for the comparable 2018 period. The provision for the six month period ended June 30, 2019 was $758,000 (effective rate of 15.6%) compared to $719,000 (effective rate of 15.2%) for the comparable 2018 period.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $855.4 million at June 30, 2019, compared to $830.3 million at December 31, 2018, an increase of $25.1 million (3.0%). The increase in total assets was primarily the result of an increase of $3.9 million in cash and cash equivalents due to deposit growth, $10.6 million in net loans, $2.3 million in loans held for sale and $7.3 million in securities available-for-sale. Deposits during this same period increased $22.9 million (3.4%) while other borrowings decreased $6.2 million (7.9%).

Shareholders’ equity increased from $80.9 million at December 31, 2018 to $88.1 million at June 30, 2019. This increase was primarily the result of net income during the six month period ended June 30, 2019 of $4,099,000 and an increase in unrealized securities gains, net of tax of $3,721,000 offset by dividends paid of $850,000. The increase in unrealized securities gains during the six month period ended June 30, 2019, was the result of customary and expected changes in the bond market. Net unrealized gains and losses on securities are reported as accumulated other comprehensive income (loss) in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $20.3 million at June 30, 2019 and $16.5 million at December 31, 2018, including interest-bearing deposits in other banks of $10.9 million at June 30, 2019 and $4.8 million at December 31, 2018. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs especially considering the availability of other funding sources, as described below. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of June 30, 2019 totaled $172.2 million and $174.7 million, respectively, resulting in net unrealized gain before tax of $2.5 million and a corresponding after-tax increase in shareholders’ equity of $2.0 million.

Loans and Leases

The Corporation’s primary lending areas are Northwestern, West Central, and Central Ohio. Gross loans and leases totaled $572.6 million at June 30, 2019, compared to $561.6 million at December 31, 2018, an increase of $11.0 million (2.0%).

There are also unrecognized financial instruments at June 30, 2019 and December 31, 2018 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $135.6 million at June 30, 2019 and $147.5 million at December 31, 2018.

Allowance for Loan and Lease Losses

The following table presents a summary of activity in the allowance for loan and lease losses for the six month periods ended June 30, 2019 and 2018:

	(in thousands)
	Six months ended June 30,
	2019	2018
Balance, beginning of period	$3,527	$2,835
Provision for loan and lease losses	250	200
Charge offs	(29)	(94)
Recoveries	116	234
Net recoveries	87	140
Balance, end of period	$3,864	$3,175

The allowance for loan and lease losses as a percentage of gross loans and leases was .67% at June 30, 2019, .63% at December 31, 2018, and .59% at June 30, 2018.

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

Loans and leases on non-accrual status amounted to $1.1 million and $1.4 million at June 30, 2019 and December 31, 2018, respectively. Non-accrual loans and leases as a percentage of outstanding loans amounted to .19% at June 30, 2019 and .26% at December 31, 2018.

The Corporation considers a loan or lease to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan or lease, as the case may be, based on current information and events. The Corporation had impaired loans totaling $1,973,000 with $392,000 of specific reserves at June 30, 2019 and impaired loans of $372,000 with $128,000 of specific reserves as of December 31, 2018.  The Corporation had $875,000 and $959,000, respectively, of impaired loans without specific reserves at June 30, 2019 and December 31, 2018.

The Corporation had other potential problem credits of $10.2 million at June 30, 2019 and $6.7 million at December 31, 2018. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans and leases using loss rates calculated considering historic net loan charge-off experience, as well as other environmental and qualitative factors. The Corporation experienced $29,000 of loan charge-offs during the first six months of 2019 compared to loan charge-offs of $94,000 during the first six months of 2018 with most of the charge-offs coming from the commercial and residential real estate loan portfolios. The Corporation also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits continue to be the most significant source of funds for the Corporation, totaling $689.2 million, or 89.8% of the Corporation’s outstanding funding sources at June 30, 2019. Total deposits increased $23.0 million during the three months ended June 30, 2019.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers. Non-interest bearing deposits comprised 16.7% of total deposits at June 30, 2019, compared to 17.3% at December 31, 2018.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $50.0 million at June 30, 2019 and $54.2 million at December 31, 2018 as well as $9,250,000 and $9,750,000 of term borrowings from the United Bankers’ Bank (UBB) at June 30, 2019 and December 31, 2018, respectively. The Corporation also has outstanding junior subordinated deferrable interest debentures of $12,891,000 and $12,874,000 at June 30, 2019 and December 31, 2018, respectively. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Regulatory Capital

The Corporation and Bank met all regulatory capital requirements as of June 30, 2019, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

Cash Flow from Operations

The Bank implemented a hedging program during the 2nd quarter of 2018.  As part of this program, loans held for sale are now accumulated into larger blocks before being sold.  Depending on the timing of the sales of these blocks, there could be a positive or negative impact to cash flow from operations.  As of June 30, 2019, loans held for sale amounted to $10,003,000 compared to $7,705,000 as of December 31, 2018 resulting in a negative impact to cash flow from operations for the six month period ended June 30, 2019 of $2,298,000.  Excluding the change in loans held for sale, cash flow from operations for the six months ended June 30, 2019 would have been a positive $3,936,000.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the six month period ended June 30, 2019. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan and lease losses.

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

Based on that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2019.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended June 30, 2019:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
04/01/19 - 04/30/19	-	$-	-	202,666

05/01/19 - 05/31/19	-	$-	-	202,666

06/01/19 - 06/30/19	-	$-	-	202,666

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

UNITED BANCSHARES, INC.

Date: July 29, 2019	By: /s/ Stacy A. Cox
Stacy A. Cox
Chief Financial Officer