Form 10-Q
period 2019-09-30
UNITED BANCSHARES INC/OH
filed 2019-10-31
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2019: 3,272,315.

This document contains 43 pages. The Exhibit Index is on page 37 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

as of September 30, 2019 (unaudited) and December 31, 2018

	(in thousands except share data)
	September 30,	December 31,
	2019	2018
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$11,796	$11,698
Interest-bearing deposits in other banks	15,854	4,777
Total cash and cash equivalents	27,650	16,475
SECURITIES, available-for-sale	179,880	167,354
FEDERAL HOME LOAN BANK STOCK, at cost	5,302	5,302
LOANS HELD FOR SALE	17,769	7,705
LOANS AND LEASES	573,210	561,614
Less allowance for loan and lease losses	3,954	3,527
Net loans and leases	569,256	558,087
PREMISES AND EQUIPMENT, net	18,772	18,968
GOODWILL	28,616	28,616
CORE DEPOSIT INTANGIBLE ASSETS, net	834	953
CASH SURRENDER VALUE OF LIFE INSURANCE	18,515	18,223
OTHER REAL ESTATE OWNED	-	108
OTHER ASSETS, including accrued interest receivable	9,236	8,509
TOTAL ASSETS	$875,830	$830,300
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$115,499	$115,333
Interest-bearing	590,825	550,903
Total deposits	706,324	666,236
Other borrowings	59,000	65,443
Junior subordinated deferrable interest debentures	12,899	12,874
Other liabilities	6,422	4,803
Total liabilities	784,645	749,356
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; issued 3,760,557 shares	3,761	3,761
Surplus	15,173	14,960
Retained earnings	76,910	71,670
Accumulated other comprehensive income (loss)	2,978	(1,764)
Treasury stock, at cost, 488,242 shares at September 30, 2019 and 491,199 shares at December 31, 2018	(7,637)	(7,683)
Total shareholders’ equity	91,185	80,944
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$875,830	$830,300

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Three and nine months ended September 30, 2019 and 2018 (unaudited)

	(in thousands except share data)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans and leases, including fees	$8,392	$7,596	$24,385	$21,777
Securities:
Taxable	656	686	1,973	1,898
Tax-exempt	416	372	1,232	1,193
Other	131	105	461	342
Total interest income	9,595	8,759	28,051	25,210
INTEREST EXPENSE
Deposits	1,703	1,028	4,712	2,600
Other borrowings	621	659	1,888	1,681
Total interest expense	2,324	1,687	6,600	4,281
Net interest income	7,271	7,072	21,451	20,929
PROVISION FOR LOAN AND LEASE LOSSES	150	150	400	350
Net interest income after provision for loan and lease losses	7,121	6,922	21,051	20,579
NON-INTEREST INCOME
Gain on sale of loans	2,785	1,469	6,409	3,425
Net securities gains (losses)	2	(12)	2	(6)
Other operating income	1,046	1,007	3,063	3,456
Total non-interest income	3,833	2,464	9,474	6,875
NON-INTEREST EXPENSES	8,070	7,249	22,784	20,599
INCOME BEFORE INCOME TAXES	2,884	2,137	7,741	6,855
PROVISION FOR INCOME TAXES	466	351	1,224	1,070
NET INCOME	$2,418	$1,786	$6,517	$5,785
NET INCOME PER SHARE (basic and diluted)	$0.74	$0.55	$1.99	$1.77
Weighted average common shares outstanding (basic)	3,272,023	3,269,128	3,271,028	3,268,435
Weighted average common shares outstanding (diluted)	3,273,189	3,275,922	3,272,194	3,275,229

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three and nine months ended September 30, 2019 and 2018 (unaudited)

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

NET INCOME	$2,418	$1,786	$6,517	$5,785

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) during period	1,295	(1,100)	6,005	(4,442)
Reclassification adjustments for gains (losses) included in net income	(2)	12	(2)	6
Other comprehensive income (loss), before income taxes	1,293	(1,088)	6,003	(4,436)
Income tax expense (credit) related to items of other comprehensive income (loss)	272	(228)	1,261	(931)
Other comprehensive income (loss)	1,021	(860)	4,742	(3,505)
COMPREHENSIVE INCOME	$3,439	$926	$11,259	$2,280

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Nine Months Ended September 30, 2019 and 2018 (unaudited)

(in thousands except share data)

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
BALANCE AT DECEMBER 31, 2018	$3,761	$14,960	$71,670	$(1,764)	$(7,683)	$80,944
Comprehensive income:
Net income	-	-	6,517	-	-	6,517
Other comprehensive income	-	-	-	4,742	-	4,742
2,957 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	25	-	-	46	71
Stock option expense	-	188	-	-	-	188
Cash dividends declared, $0.39 per share	-	-	(1,277)	-	-	(1,277)
BALANCE AT SEPTEMBER 30, 2019	$3,761	$15,173	$76,910	$2,978	$(7,637)	$91,185

BALANCE AT DECEMBER 31, 2017	$3,761	$14,783	$64,994	$(124)	$(7,710)	$75,704
Comprehensive loss:
Net income	-	-	5,785	-	-	5,785
Other comprehensive loss	-	-	-	(3,505)	-	(3,505)
1,715 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	13	-	-	27	40
Stock option expense	-	109	-	-	-	109
Cash dividends declared, $0.36 per share	-	-	(1,177)	-	-	(1,177)
Reclassification for accounting change	-	-	24	(24)	-	-
BALANCE AT SEPTEMBER 30, 2018	$3,761	$14,905	$69,626	$(3,653)	$(7,683)	$76,956

Three months ended September 30, 2019 and 2018 (unaudited)

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
BALANCE AT JUNE 30, 2019	$3,761	$15,080	$74,919	$1,957	$(7,663)	$88,054
Comprehensive income:
Net income	-	-	2,418	-	-	2,418
Other comprehensive income	-	-	-	1,021	-	1,021
1,680 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	16	-	-	26	42
Stock option expense	-	77	-	-	-	77
Cash dividends declared, $0.13 per share	-	-	(427)	-	-	(427)
BALANCE AT SEPTEMBER 30, 2019	$3,761	$15,173	$76,910	$2,978	$(7,637)	$91,185

BALANCE AT JUNE 30, 2018	$3,761	$14,854	$68,233	$(2,793)	$(7,703)	$76,352
Comprehensive loss:
Net income	-	-	1,786	-	-	1,786
Other comprehensive loss	-	-	-	(860)	-	(860)
1,247 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	9	-	-	20	29
Stock option expense	-	42	-	-	-	42
Cash dividends declared, $0.12 per share	-	-	(393)	-	-	(393)
BALANCE AT SEPTEMBER 30, 2018	$3,761	$14,905	$69,626	$(3,653)	$(7,683)	$76,956

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

Nine months ended September 30, 2019 and 2018 (unaudited)

	(in thousands)
	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES	$(2,330)	$2,397

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls and maturities of available-for-sale securities	34,830	34,696
Purchases of available-for-sale securities	(42,029)	(33,817)
Proceeds from sale of other real estate owned	68	31
Net increase in loans and leases	(11,252)	(43,248)
Purchases of premises and equipment	(495)	(368)
Net cash used in investing activities	(18,878)	(42,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	40,032	29,969
Proceeds from other borrowings	-	25,000
Repayments of other borrowings	(6,443)	(22,148)
Proceeds from sale of treasury shares	71	40
Cash dividends paid	(1,277)	(1,177)
Net cash provided by financing activities	32,383	31,684
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,175	(8,625)
CASH AND CASH EQUIVALENTS
At beginning of period	16,475	27,274
At end of period	$27,650	$18,649
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$6,652	$4,282
Federal income taxes	$600	$-
Non-cash investing activities:
Transfer of loans to other real estate owned	$-	$70
Change in net unrealized gain or loss on available-for-sale securities	$6,003	$(4,436)

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet as of December 31, 2018 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. Management has developed four different models for calculating the allowance for loan losses under the requirements of ASU 2016-13 and are running them parallel to the Bank’s existing methodology throughout 2019.  Once management determines which method will be utilized, a third party will be contracted to perform a model validation prior to December 31, 2019. Management has not yet determined the expected impact the adoption of ASU 2016-13 will have on the consolidated financial statements.  On July 17, 2019, the FASB voted to issue a proposal for public comment that would potentially result in a postponement of the required implementation date for ASU 2016-13.  Management will continue to monitor any new developments regarding this possible delay.  On October 16, 2019, the FASB extended the implementation deadline until the fiscal year and interim periods beginning after December 15, 2022.  Management will continue to monitor any new developments regarding this accounting standard.

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

NOTE 3 - SECURITIES

The amortized cost and fair value of available-for-sale securities as of September 30, 2019 and December 31, 2018 are as follows:

	(in thousands)
	September 30, 2019		December 31, 2018
	Amortized cost	Fair value	Amortized cost	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$62,879	65,546	$59,585	$59,466
Mortgage-backed	112,229	113,336	109,000	106,924
Other	1,002	998	1,002	964

Total	$176,110	$179,880	$169,587	$167,354

A summary of gross unrealized gains and losses on available-for-sale securities as of September 30, 2019 and December 31, 2018 follows:

	(in thousands)
	September 30, 2019		December 31, 2018
	Gross unrealized gains	Gross unrealized losses	Gross unrealized gains	Gross unrealized losses
Available-for-sale:
Obligations of states and political subdivisions	$2,706	$39	$354	$473
Mortgage-backed	1,256	149	162	2,238
Other	-	4	-	38

Total	$3,962	$192	$516	$2,749

NOTE 4 – LOANS AND LEASES

The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the nine month periods ended September 30, 2019 and 2018:

	(in thousands)
	Commercial	Commercial and agricultural real estate	Residential 1 – 4 family real estate	Consumer	Total
Balance at December 31, 2018	$534	$2,355	$576	$62	$3,527
Provision (credit) charged to expenses	368	(6)	29	9	400
Losses charged off	(98)	(23)	(31)	(5)	(157)
Recoveries	32	128	23	1	184
Balance at September 30, 2019	$836	$2,454	$597	$67	$3,954

Balance at December 31, 2017	$501	$1,746	$545	$43	$2,835
Provision charged to expenses	79	231	22	18	350
Losses charged off	(21)	(114)	(52)	(6)	(193)
Recoveries	38	249	35	-	322
Balance at September 30, 2018	$597	$2,112	$550	$55	$3,314

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment method as of September 30, 2019 and December 31, 2018:

	(in thousands)
September 30, 2019	Commercial	Commercial and agricultural real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$339	$30	$-	$-	$369
Collectively evaluated for impairment	497	2,424	597	67	3,585
Total allowance for loan and lease losses	$836	$2,454	$597	$67	$3,954

Loans and leases:
Individually evaluated for impairment	$958	$1,685	$-	$-	$2,643
Acquired with deteriorated credit quality	-	137	2	-	139
Collectively evaluated for impairment	77,192	361,879	123,081	8,276	570,428
Total ending loans and leases balance	$78,150	$363,701	$123,083	$8,276	$573,210

December 31, 2018	Commercial	Commercial and agricultural real estate	Residential 1 – 4 family real estate	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$63	$65	$-	$-	$128
Collectively evaluated for impairment	471	2,290	576	62	3,399
Total allowance for loan and lease losses	$534	$2,355	$576	$62	$3,527

Loans and leases:
Individually evaluated for impairment	$361	$970	$-	$-	$1,331
Acquired with deteriorated credit quality	-	226	70	-	296
Collectively evaluated for impairment	80,269	353,250	119,772	6,696	559,987
Total ending loans and leases balance	$80,630	$354,446	$119,842	$6,696	$561,614

The average recorded investment in impaired loans and leases (excluding loans and leases acquired with deteriorated credit quality) for the nine month period ended September 30, 2019 was $2,258,000 compared to $415,000 for the nine month period ended September 30, 2018. There was $369,000 of allowance for loan and lease losses specifically reserved as of September 30, 2019 for impaired loans compared to $59,000 as of September 30, 2018. Additionally, there was approximately $169,000 in interest income recognized by the Corporation on impaired loans and leases on an accrual or cash basis for the nine month period ended September 30, 2019 and $36,000 for the nine month period ended September 30, 2018.

The following table presents the recorded investment in nonaccrual loans and leases, loans and leases past due over 90 days still on accrual and troubled debt restructurings by class of loans as of September 30, 2019 and December 31, 2018. Nonaccrual loans primarily consist of smaller dollar homogenous loans that are collectively evaluated for impairment.

	(in thousands)
September 30, 2019	Nonaccrual	Loans and leases past due over 90 days still accruing	Troubled Debt Restructurings
Commercial	$8	$-	$772
Commercial real estate	687	-	746
Agricultural real estate	5	-	-
Agriculture	177	-	-
Consumer	-	-	-
Residential: 1 – 4 family	423	19	226
Total	$1,300	$19	$1,744

December 31, 2018
Commercial	$121	$-	$24
Commercial real estate	754	-	228
Agricultural real estate	216	-	-
Agriculture	-	-	-
Consumer	-	-	-
Residential: 1 – 4 family	354	161	372
Total	$1,445	$161	$624

The following table presents the aging of the recorded investment in past due loans and leases as of September 30, 2019 and December 31, 2018 by class of loans and leases:

	(in thousands)
September 30, 2019	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Commercial	$158	$40	$23	$221	$66,772	$66,993
Commercial real estate	148	-	16	164	328,949	329,113
Agriculture	-	-	174	174	10,983	11,157
Agricultural real estate	-	661	-	661	33,927	34,588
Consumer	3	2	-	5	8,271	8,276
Residential real estate	1,124	192	204	1,520	121,563	123,083
Total	$1,433	$895	$417	$2,745	$570,465	$573,210

December 31, 2018
Commercial	$482	$-	$-	$482	$68,503	$68,985
Commercial real estate	580	-	155	735	322,032	322,767
Agriculture	-	-	-	-	11,645	11,645
Agricultural real estate	7	-	241	248	31,431	31,679
Consumer	4	-	-	4	6,692	6,696
Residential real estate	2,471	371	278	3,120	116,722	119,842
Total	$3,544	$371	$674	$4,589	$557,025	$561,614

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

The following table provides a summary of the loan portfolio risk grades, as applicable, based on the most recent analysis performed, as of September 30, 2019 and December 31, 2018. The Corporation risk rates all commercial and commercial real estate loans.

As of September 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans and leases is as follows:

	(in thousands)
September 30, 2019	Pass	Special Mention	Substandard	Doubtful	Not rated
Commercial	$74,240	$1,501	$2,408	$-	$1
Commercial and multi-family real estate	356,627	2,365	4,669	-	40
Residential 1 - 4 family	9,641	-	-	-	113,442
Consumer	-	-	-	-	8,276
Total	$440,508	$3,866	$7,077	$-	$121,759

December 31, 2018
Commercial	$79,179	$-	$1,451	$-	$-
Commercial and multi-family real estate	346,580	4,755	3,111	-	-
Residential 1 - 4 family	10,461	-	-	-	109,381
Consumer	-	-	-	-	6,696
Total	$436,220	$4,755	$4,562	$-	$116,077

The Corporation considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans and leases not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans and leases that are not risk rated, based on payment activity as of September 30, 2019 and December 31, 2018:

	(in thousands)
September 30, 2019	Commercial and multi- family real estate	Residential 1-4 family	Consumer

Performing	$24	$113,238	$8,276
Nonperforming	16	204	-
Total	$40	$113,442	$8,276

December 31, 2018

Performing	$-	$109,103	$6,696
Nonperforming	-	278	-
Total	$-	$109,381	$6,696

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

There were two modifications for TDR loans and leases for which there was a payment default during the nine month period ended September 30, 2019. One note was modified and split into two separate notes, each with different payment structures, to comply with the bankruptcy plan.

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

The following is information related to loans and leases acquired in these transactions, including purchased impaired loans:

	The Ohio State Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2018	$19,043	$(658)	$18,385
Change due to payments received	(4,800)	189	(4,611)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at September 30, 2019	$14,243	$(469)	$13,774

Purchased Impaired Loans and Leases
Balance at December 31, 2018	$196	$(163)	$33
Change due to payments received	(33)	27	(6)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at September 30, 2019	$163	$(136)	$27

	Benchmark Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2018	$74,837	$(1,553)	$73,284
Change due to payments received	(11,758)	289	(11,469)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at September 30, 2019	$63,079	$(1,264)	$61,815

Purchased Impaired Loans and Leases
Balance at December 31, 2018	$516	$(253)	$263
Change due to payments received	(151)	-	(151)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at September 30, 2019	$365	$(253)	$112

There was no provision for loan and lease losses recognized during the nine month periods ended September 30, 2019 and 2018 related to the acquired loans as there was no significant change to the credit quality of the loans during the period.

NOTE 5 – OTHER BORROWINGS

Other borrowings consists of the following at September 30, 2019 and December 31, 2018:

	(in thousands)
	September 30,	December 31,
	2019	2018
Federal Home Loan Bank borrowings:
Secured note, with interest at 2.55%, due March, 2019	$-	$1,281
Secured note, with interest at 1.72%, due September, 2020	6,000	6,000
Secured note, with interest at 2.90%, due June, 2021	8,000	8,000
Secured note, with variable interest, at 2.37% at September 30, 2019 and 2.99% at December 31, 2018, due September, 2021	7,000	7,000
Secured note, with interest at 1.86%, due September, 2021	6,000	6,000
Secured note, with interest at 2.94%, due December, 2021	8,000	8,000
Secured note, with interest at 2.98%, due June, 2022	9,000	9,000
Secured note, with interest at 1.97%, due September, 2022	6,000	6,000
Zions Bank:
Secured note, with interest at 2.64%, due January, 2019	-	2,917
United Bankers Bank
Note payable, with interest at 4.875% and $250,000 principal payments payable quarterly commencing December 1, 2018, with any remaining unpaid principal, due September 1, 2022. All Union Bank stock is held as collateral.	9,000	9,750
Secured note, with interest at 3.00%, due January, 2019	-	1,495
Total other borrowings	$59,000	$65,443

Federal Home Loan Bank borrowings are secured by Federal Home Loan Bank stock and eligible mortgage loans approximating $137,810,000 and $137,744,000 at September 30, 2019 and December 31, 2018 respectively.

NOTE 6 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR, amounting to 5.26% at September 30, 2019 and 5.97% at December 31, 2018. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through the OSB acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of September 30, 2019 and December 31, 2018 was $2,599,000 and $2,574,000, respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR, amounting to 5.11% at September 30, 2019 and 5.33% at December 31, 2018.

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

Interest expense on the debentures amounted to $557,000 and $335,000 for the nine month periods ended September 30, 2019 and 2018, respectively, and is included in other borrowings interest expense in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 include available-for-sale securities, which are valued using Level 2 inputs as well as mortgage servicing rights, amounting to $982,000 at September 30, 2019 and $1,313,000 at December 31, 2018, which are valued using Level 3 inputs. Financial assets measured at fair value on a nonrecurring basis at September 30, 2019 include loans classified as impaired totaling $2,643,000 compared to $1,331,000 at December 31, 2018. The increase was attributable to a larger commercial loan relationship added as impaired in the third quarter of 2019.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended September 30, 2019, due to the lack of observable quotes in inactive markets for those instruments at September 30, 2019.

The tables below present a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month period ended September 30, 2019 and for the year ended December 31, 2018:

	(in thousands)
	September 30,	December 31,
	2019	2018
Mortgage Servicing Rights
Balance at beginning of period	$1,313	$1,270
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	93	164
Disposals - amortization based on loan payments and payoffs	(129)	(147)
Changes in fair value	(295)	26
Balance at end of period	$982	$1,313

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

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at September 30, 2019 and December 31, 2018.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at September 30, 2019 and December 31, 2018 were as follows:

	(in thousands)
	September 30, 2019		December 31, 2018
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$27,650	$27,650	$16,475	$16,475	1
Securities, including FHLB stock	185,182	185,182	172,656	172,656	2,3
Loans held for sale	17,769	17,769	7,705	7,705	3
Net loans and leases	569,256	569,049	558,087	554,223	3
Mortgage servicing rights	982	982	1,313	1,313	3
Hedging assets	1,298	1,298	492	492	3
Total Financial Assets	$802,137	$801,930	$756,728	$752,864

FINANCIAL LIABILITIES
Deposits
Maturity	$194,816	$194,822	$180,675	$178,947	3
Non-maturity	512,638	512,638	485,561	485,561	1
Other borrowings	59,000	58,997	65,443	65,029	3
Junior subordinated deferrable interest debentures	12,899	11,099	12,874	8,318	3
Hedging liabilities	61	61	86	86	3
Total Financial Liabilities	$779,414	$777,617	$744,639	$737,941

The above summary does not include accrued interest receivable or cash surrender value of life insurance, which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at September 30, 2019 and December 31, 2018 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounted to $140,462,000 at September 30, 2019 and $147,526,000 at December 31, 2018. Such amounts are also considered to be the estimated fair values.

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

The Corporation has issued to date 33,352 options during 2016 at an exercise price of $19.32, 30,151 options during 2017 at an exercise price of $21.70, 31,267 options during 2018 at an exercise price of $23.30, and 33,853 options during 2019 at an exercise price of $22.97 under the Plan. Following is a summary of activity for stock options for the nine month periods ended September 30, 2019 and September 30, 2018:

	September 30,	September 30,
	2019	2018
Outstanding, beginning of period	93,069	63,503
Granted	33,853	31,267
Exercised	-	-
Forfeited	-	(1,701)
Outstanding, end of period	126,922	93,069
Weighted average exercise price at end of quarter	$21.81	$21.38

The options vest over a three-year period on the anniversary of the date of grant. At September 30, 2019, 51,624 options were vested compared to 20,601 options vested at September 30, 2018 and outstanding options had a weighted average remaining contractual term of 5.5 years.

The fair value of options granted is estimated at the date of grant using the Black Scholes option pricing model. Following are assumptions used in calculating the fair value of the options granted:

	2019	2018	2017	2016
Weighted-average fair value of options granted	$7.77	$7.87	$7.35	$6.27
Average dividend yield	2.26%	2.18%	2.23%	2.31%
Expected volatility	40.00%	40.00%	40.00%	40.00%
Risk-free interest rate	1.93%	2.81%	2.06%	1.58%
Expected term (years)	7	7	7	7

Total compensation expense related to the stock options granted in 2016 is expected to be $209,000 and is being recognized ratably over the 36 month period beginning January 1, 2017. Total compensation expense related to the stock options granted in 2017, net of forfeitures, is expected to be $209,000 and is being recognized ratably over the 36 month period beginning August 1, 2017. Total compensation expense related to the stock options granted in 2018 is expected to be $246,000 and is being recognized ratably over the 36 month period beginning September 1, 2018. Total compensation expense related to the stock options granted in 2019 is expected to be $263,000 and is being recognized ratably over the 36 month period beginning July 1, 2019. Stock option expense for outstanding awards amounted to $77,000 and $188,000 for the quarter and  nine months ended September 30, 2019, respectively. Stock option expense for outstanding awards amounted to $42,000 and $109,000 for the quarter and nine months ended September 30, 2018, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after September 30, 2019 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2019 have been recognized in the consolidated financial statements for the period ended September 30, 2019. Events or transactions that provided evidence about conditions that did not exist at September 30, 2019 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended September 30, 2019.

On October 15, 2019, the Corporation's Board of Directors approved a cash dividend of $0.13 per common share payable December 16, 2019 to shareholders of record at the close of business on November 29, 2019.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
	2019	2018	2019	2018
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	1.12%	0.88%	1.02%	0.97%
Average tangible shareholders’ equity (non-GAAP) (a)	16.12%	14.12%	15.46%	15.59%
Net interest margin (a)	3.74%	3.90%	3.78%	3.98%
Efficiency ratio (b)	72.29%	75.62%	72.57%	72.88%
Average shareholders’ equity to average assets	10.35%	9.49%	10.04%	9.51%
Loans to deposits (end of period) (c)	83.67%	84.38%	83.67%	84.38%
Allowance for loan losses to loans (end of period)	0.67%	0.60%	0.67%	0.60%

Book value per share	$27.87	$23.54	$27.87	$23.54

(a)

Net income to average assets, net income to average tangible shareholders’ equity and net interest margin are presented on an annualized basis. Net interest margin is calculated using fully-tax equivalent net interest income as a percentage of average interest earning assets.

(b)	Efficiency ratio is a ratio of non-interest expense as a percentage of fully tax equivalent net interest income plus non-interest income.
(c)	Includes loans held for sale

Reconciliation of common shareholders' equity to tangible common equity
	September 30, 2019	September 30, 2018
Shareholders' equity	$91,185	$76,956
Less goodwill and other intangibles	29,450	29,612
Tangible common equity	$61,735	$47,344
Average shareholders' equity	$85,566	$76,058
Less average goodwill and other intangibles (d)	29,504	26,268
Average tangible common equity	$56,062	$49,790

(d) Goodwill and other intangibles for the September 30, 2019, as compared to the September 30, 2018, period includes the impact of the $3.4 million goodwill adjustment made in August 2018 as a result of a review of the accounting and tax implications of the September 2017 Benchmark Bancorp, Inc. transaction.

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

The Union Bank Company (the “Bank”), a wholly-owned subsidiary of the Corporation, is engaged in the business of commercial banking. The Bank is an Ohio state-chartered bank, which serves Allen, Delaware, Franklin, Hancock, Huron, Marion, Putnam, Sandusky, Van Wert and Wood counties in Ohio, with office locations in Bowling Green, Columbus Grove, Delaware, Delphos, Findlay, Gahanna, Gibsonburg, Kalida, Leipsic, Lima, Marion, Ottawa, Pemberville, Plymouth, Westerville and Worthington, Ohio.

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

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended September 30, 2019, the Corporation reported net income of $2,418,000, or $0.74 basic earnings per share. This compares to the third quarter of 2018 net income of $1,786,000, or $0.55 basic earnings per share. The increase in operating results for the third quarter of 2019 as compared to the same period in 2018 was primarily attributable to increases in net interest income of $199,000, and non-interest income of $1,369,000, offset by increases in non-interest expenses of $821,000, and provision for income taxes of $115,000.

Net income for the nine months ended September 30, 2019 totaled $6,517,000 or $1.99 basic earnings per share compared to $5,785,000, or $1.77 basic earnings per share for the same period in 2018. Compared with the same period in 2018, net income increased $732,000, or 12.7%. This increase in operating results for the nine month period ended September 30, 2019 as compared to the nine month period ended September 30, 2018 was primarily attributable to increases in net interest income of $522,000 and non-interest income of $2,599,000, offset by increases in non-interest expenses of $2,185,000, provision for loan loss of $50,000 and provision for income taxes of $154,000.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $7,271,000 for the third quarter of 2019, compared to $7,072,000 for the same period of 2018, an increase of $199,000 (2.8%). Net interest income was $21,451,000 for the nine months ended September 30, 2019 compared to $20,929,000 for the same period of 2018, an increase of $522,000 (2.5%).

The increase in net interest income for the nine months ended September 30, 2019 was attributable to an increase in interest income of $2,841,000, including a $2,608,000 increase in interest income from loans and leases, offset by a $2,319,000 increase in interest expense. This increase in loan interest was attributable to moderate loan growth from September 2018 to September 2019 as well as higher rates. The average loan balance was $579.4 million for the nine months ended September 30, 2019 compared to $533.4 million for the same period of 2018. The average yield on loans was 5.61% for the nine months ended September 30, 2019 compared to 5.44% for the same period of 2018.  The increase in interest expense for the period was attributable to a $56.5 million increase in interest bearing deposits and higher deposit rates.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the quarter and nine months ended September 30, 2019 the net interest margin (on a taxable equivalent basis) was 3.74% and 3.78%, respectively, compared with 3.90% and 3.98% for the same periods in 2018. Loans and leases comprised 74.7% of interest-earning assets at September 30, 2019 compared to 75.6% of interest-earning assets at September 30, 2018. The decrease in the Net interest margin for both the quarter and the nine month periods ended September 30, 2019 compared to the same periods of 2018 resulted primarily from increases in the rate paid on interest-bearing liabilities.  The average rate was 1.40% for the quarter and 1.35% for the nine month period ended September 30, 2019, compared to 0.95% and 0.90% for the same periods of 2018.

Interest-bearing deposits comprised 88.7% of average interest-bearing liabilities for the three months ended September 30, 2019, compared to 89.2% for the same period in 2018.

Interest expense for the nine months ended September 30, 2019 increased $2,319,000 (54.2%). The increase in interest expense was attributable to year over year average deposit growth of $44.4 million, as well as increased rates. The average deposit balance was $688.7 million for the nine month period ended September 30, 2019 compared to $644.3 for the same period of 2018.

Provision for Loan and Lease Losses

The Corporation’s provision for loan and lease losses is determined based upon management’s calculation of the allowance for loan and lease losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan and lease portfolio. Changes in the provision for loan and lease losses are dependent, among other things, on loan and lease delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. A $400,000 provision for loan and lease losses was recognized during the nine month period ended September 30, 2019 compared to a $350,000 provision during the nine month period ended September 30, 2018. See “Allowance for Loan and Lease Losses” under Financial Condition for further discussion relating to the provision for loan and lease losses.

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

For the quarter ended September 30, 2019, non-interest income was $3,833,000, compared to $2,464,000 for the third quarter of 2018, a $1,369,000 (55.6%) increase, which was primarily attributable to increases in gain on sales of loans of $1,316,000, an increase in net securities gains (losses) of $14,000 and an increase in other non-interest income of $39,000.  For the nine month period ended September 30, 2019, non-interest income was $9,474,000, compared to $6,875,000 for same period in 2018, an increase of $2,599,000 (37.8%) which was primarily attributable to increases in gain on sales of loans of $2,984,000 and gain on net securities gains (losses) of $8,000, offset by a decrease in other non-interest income of $393,000.

The significant increase in gain on sale of loans was attributable to the residential mortgage and governmental lending operations. Loan sales for the third quarter of 2019 approximated $82.9 million compared to $31.7 million for the third quarter of 2018, resulting in gains on sale of loans of $2,785,000 for the quarter ended September 30, 2019, compared to $1,469,000 for the third quarter of 2018, an increase of $1,316,000 (89.6%). For the nine month period ended September 30, 2019 loan sales approximated $176.8 million compared to $68.6 million for the same period in 2018, resulting in gains on sale of loans of $6,409,000 for the nine months ended September 30, 2019, compared to $3,425,000 for the nine months ended September 30, 2018, an increase of $2,984,000 (87.1%).

The decrease in other operating income for the nine month periods ended September 30, 2019 is largely attributable to changes in the fair value of mortgage servicing rights.  During the nine month period ended September 30, 2019, the fair value of the mortgage servicing rights asset decreased $295,000 due to the susceptibility of mortgage prepayments as mortgage industry interest rates decreased. During the nine month period ended September 30, 2018, the fair value of the servicing rights asset increased $48,000 with a minimal change in the size of the serviced loan portfolio and stabilized mortgage interest rates.

Non-Interest Expenses

For the quarter ended September 30, 2019, non-interest expenses were $8,070,000, compared to $7,249,000 for the third quarter of 2018, an $821,000 (11.3%) increase. The quarter-over-quarter increases included salaries and benefits expense of $910,000 (21.8%), data processing of $36,000 (11.0%), advertising and promotion of $41,000 (9.8%), and loan fees of $154,000 (55.2%) offset by a decrease in the FDIC assessment of $146,000, and a decrease in legal fees of $142,000.

For the nine month period ended September 30, 2019, non-interest expenses totaled $22,784,000, compared to $20,599,000 for the same period of 2018, an increase of $2,185,000 (10.6%) which was primarily attributable to increases in salaries and benefits expense of $1,718,000 (14.5%), data processing of $130,000 (13.5%), advertising and promotion of $68,000 (5.2%), loan fees of $307,000 (45.3%) and ATM processing expenses of $80,000 (16.1%) offset by a decrease in the FDIC assessment of $114,000 and a decrease in legal fees of $70,000.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended September 30, 2019, the Corporation’s efficiency ratio was 72.29%, compared to 75.62% for the same period of 2018. For the nine months ended September 30, 2019, the Corporation's efficiency ratio was 72.57% compared to 72.88% for the same period of 2018.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2019 was $466,000 (effective rate of 16.2%), compared to $351,000 (effective rate of 16.4%) for the comparable 2018 period. The provision for the nine month period ended September 30, 2019 was $1,224,000 (effective rate of 15.8%) compared to $1,070,000 (effective rate of 15.6%) for the comparable 2018 period.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $875.8 million at September 30, 2019, compared to $830.3 million at December 31, 2018, an increase of $45.5 million (5.5%). The increase in total assets was primarily the result of increases of $11.2 million in cash and cash equivalents (due to deposit growth), $11.2 million in net loans, $10.1 million in loans held for sale and $12.5 million in securities available-for-sale. Deposits during this same period increased $40.1 million (6.0%).

Shareholders’ equity increased from $80.9 million at December 31, 2018 to $91.2 million at September 30, 2019. This increase was primarily the result of net income during the nine month period ended September 30, 2019 of $6,517,000 and an increase in unrealized securities gains, net of tax of $4,742,000, offset by dividends paid of $1,277,000. The increase in unrealized securities gains during the nine month period ended September 30, 2019, was the result of customary and expected changes in the bond market. Net unrealized gains and losses on securities are reported as accumulated other comprehensive income (loss) in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $27.7 million at September 30, 2019 and $16.5 million at December 31, 2018, including interest-bearing deposits in other banks of $15.9 million at September 30, 2019 and $4.8 million at December 31, 2018. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs especially considering the availability of other funding sources, as described below. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of September 30, 2019 totaled $176.1 million and $179.9 million, respectively, resulting in net unrealized gain before tax of $3.8 million and a corresponding after-tax increase in shareholders’ equity of $3.0 million.

Loans and Leases

The Corporation’s primary lending areas are Northwestern, West Central, and Central Ohio. Gross loans and leases totaled $573.2 million at September 30, 2019, compared to $561.6 million at December 31, 2018, an increase of $11.6 million (2.1%).

There are also unrecognized financial instruments at September 30, 2019 and December 31, 2018 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $140.5 million at September 30, 2019 and $147.5 million at December 31, 2018.

Allowance for Loan and Lease Losses

The following table presents a summary of activity in the allowance for loan and lease losses for the nine month periods ended September 30, 2019 and 2018:

	(in thousands)
	Nine months ended September 30,
	2019	2018
Balance, beginning of period	$3,527	$2,835
Provision for loan and lease losses	400	350
Charge offs	(157)	(193)
Recoveries	184	322
Net recoveries	27	129
Balance, end of period	$3,954	$3,314

The allowance for loan and lease losses as a percentage of gross loans and leases was .67% at September 30, 2019, .63% at December 31, 2018, and .60% at September 30, 2018.

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

Loans and leases on non-accrual status amounted to $1.3 million and $1.4 million at September 30, 2019 and December 31, 2018, respectively. Non-accrual loans and leases as a percentage of outstanding loans amounted to .23% at September 30, 2019 and .26% at December 31, 2018.

The Corporation considers a loan or lease to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan or lease, as the case may be, based on current information and events. The Corporation had impaired loans totaling $922,000 with $369,000 of specific reserves at September 30, 2019 and impaired loans of $372,000 with $128,000 of specific reserves as of December 31, 2018.  The Corporation had $1,721,000 and $959,000, respectively, of impaired loans without specific reserves at September 30, 2019 and December 31, 2018.

The Corporation had other potential problem credits of $9.0 million at September 30, 2019 and $6.7 million at December 31, 2018. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans and leases using loss rates calculated considering historic net loan charge-off experience, as well as other environmental and qualitative factors. The Corporation experienced $157,000 of loan charge-offs during the first nine months of 2019 compared to loan charge-offs of $193,000 during the first nine months of 2018 with most of the charge-offs coming from the commercial and residential real estate loan portfolios. The Corporation also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits continue to be the most significant source of funds for the Corporation, totaling $706.3 million, or 90.0% of the Corporation’s outstanding funding sources at September 30, 2019. Total deposits increased $40.1 million during the ninethree months ended September 30, 2019.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers. Non-interest bearing deposits comprised 16.4% of total deposits at September 30, 2019, compared to 17.3% at December 31, 2018.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $50.0 million at September 30, 2019 and $54.2 million at December 31, 2018 as well as $9,000,000 and $9,750,000 of term borrowings from the United Bankers’ Bank (UBB) at September 30, 2019 and December 31, 2018, respectively. The Corporation also has outstanding junior subordinated deferrable interest debentures of $12,899,000 and $12,874,000 at September 30, 2019 and December 31, 2018, respectively. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Regulatory Capital

The Corporation and Bank met all regulatory capital requirements as of September 30, 2019, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

Cash Flow from Operations

The Bank implemented a hedging program during the second quarter of 2018.  As part of this program, loans held for sale are now accumulated into larger blocks before being sold.  Depending on the timing of the sales of these blocks, there could be a positive or negative impact to cash flow from operations.  As of September 30, 2019, loans held for sale amounted to $17,769,000 compared to $7,705,000 as of December 31, 2018 resulting in a negative impact to cash flow from operations for the nine month period ended September 30, 2019 of $10,064,000.  Excluding the change in loans held for sale, cash flow from operations for the nine months ended September 30, 2019 would have been a positive $7,734,000.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the nine month period ended September 30, 2019. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan and lease losses.

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

Based on that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2019.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended September 30, 2019:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
07/01/19 - 07/31/19	-	$-	-	202,666

08/01/19 - 08/31/19	-	$-	-	202,666

09/01/19 - 09/30/19	-	$-	-	202,666

(a) A stock repurchase program (“Plan”) was adopted by the Corporation’s Board of Directors and originally announced on July 29, 2005.  The Plan, which was subsequently amended on December 23, 2005, March 20, 2007 and December 17, 2013, authorizes the Corporation to repurchase up to 600,000 of the Corporation’s common shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

Item 3: Defaults upon Senior Securities.

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information.

None

Item 6: Exhibits

Exhibit Number	Description	Exhibit Location
3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Form 10Q for the quarter ended September 30, 2006.
3.2	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10Q for the quarter ended June 30, 2007.
10.1	Change in Control Agreement between United Bancshares, Inc. and Stacy A. Cox, dated February 19, 2019	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 19, 2019.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99.1	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB	XBRL Taxonomy Extension Label	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date: October 31, 2019	By: /s/ Stacy A. Cox
Stacy A. Cox
Chief Financial Officer