Form 10-K
period 2019-12-31
UNITED BANCSHARES INC/OH
filed 2020-03-06
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended

For the fiscal year ended December 31, 2019

Commission File No.: 000-29283

UNITED BANCSHARES, INC.

(exact name of registrant as specified in its charter)

OHIO	34-1516518
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

105 Progressive Drive, Columbus Grove, Ohio 45830

 (Address of principal executive offices)

Registrant’s telephone number, including area code: (419) 659-2141

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s	Name of Each Exchange
Common Stock, No Par Value	UBOH	NASDAQ Global Market

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $61,317,062, based upon the last sales price as quoted on the NASDAQ Global Market as of June 30, 2019.

The number of shares of Common Stock, no par value outstanding as of January 31, 2020: 3,269,433

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2019 are incorporated by reference into Part II. Portions of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on April 22, 2020 are incorporated by reference into Part III.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. From time to time, we have made or will make forward-looking statements within the meaning of the Act. These statements do not relate strictly to historical or current facts. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, is forward-looking. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “outlook,” “plan,” “strategy,” “expect,” “anticipate,” “project,” “believe,” “estimate,” or other words of similar meaning, or by words or phrases indicating that an event or trend “may,” “should,” “will,” “is likely,” or that an event or trend is “probable” to occur or “continue,” has “begun,” “is scheduled,” or is “on track.” Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations. Our disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1. Business

Overview

United Bancshares, Inc. (“UBOH”), an Ohio corporation, organized in 1985, is headquartered in Columbus Grove, Ohio. We are a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), with consolidated total assets of $880.0 million at December 31, 2019. UBOH is regulated as a one-bank holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and its principal asset and operating subsidiary is The Union Bank Company, an Ohio state chartered commercial bank (“Union Bank”).  United Bancshares' primary objective is to be a high-performing, relationship-focused financial institution by concentrating its efforts on serving the financial needs of consumers and small businesses in the communities that it serves.  As of December 31, 2019, UBOH and its subsidiary (collectively the “Corporation”) employed approximately 217 full-time equivalent employees.

United Bancshares, Inc.’s common stock has traded on the NASDAQ Global Market under the symbol “UBOH” since March 2001.

The Company's core business operations are conducted through its subsidiary:

Union Bank

Union Bank is an Ohio state-chartered bank supervised by the State of Ohio, Division of Financial Institutions (the “ODFI”), and the Federal Deposit Insurance Corporation (the “FDIC”). Union Bank is a full service community bank offering a full range of commercial and consumer banking services.

Deposit services include checking accounts, savings and money market accounts; certificates of deposit and individual retirement accounts. Additional supportive services include online banking, bill pay, mobile banking, Zelle payment service, ATM’s and safe deposit box rentals.  Treasury management and remote deposit capture products are also available to commercial deposit customers.  Deposits of Union Bank are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC.

Loan products offered include commercial and residential real estate loans, agricultural loans, commercial and industrial loans, home equity loans, various types of consumer loans and small business administration loans.  Union Bank’s residential loan activities consist primarily of loans for purchasing or refinancing personal residences.  The majority of these loans are sold to the secondary market.

Wealth management services are offered by Union Bank through an arrangement with LPL Financial LLC, a registered broker/dealer.  Licensed representatives offer a full range of investment services and products, including financial needs analysis, mutual funds, securities trading, annuities and life insurance.

Union Bank’s philosophy is to grow by building long-term relationships based on high quality service, high ethical standards and safe and sound assets.  In the operation of its business, Union Bank maintains a strong community orientation. Union Bank’s business model emphasizes personalized service, clients’ access to key decision makers, individualized attention, tailored products, and access to online banking tools. Union Bank’s management has placed a special emphasis on personalized attention to its customers’ needs and accomplishes this by continually working to build and support relationships with customers, local businesses and entrepreneurs. Union Bank empowers employees with the tools, knowledge and support to serve our customers’ needs.

Through our nineteen offices located in Bowling Green, Columbus Grove, Delaware, Delphos, Findlay, Gahanna, Gibsonburg, Kalida, Leipsic, Lima, Marion, Ottawa, Pemberville, Plymouth, Westerville and Worthington Ohio, we serve the Ohio counties of Allen, Delaware, Franklin, Hancock, Huron, Marion, Putnam, Sandusky, Van Wert, and Wood.

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

In recent years, mergers and acquisitions have led to greater concentration in the banking industry, placing added competitive pressure on our core banking products and services. Consolidation continued during 2019, primarily through private merger and acquisition transactions, and led to redistribution of deposits and certain banking assets to other financial institutions. We expect this trend to continue during 2020. We, therefore, expect competition in the markets we serve to intensify with the advent of new technology and consolidation trends. As a matter of course, we continue to evaluate opportunities in the markets we serve or contiguous markets to improve our footprint, while balancing the efficiency of technology.

The Bank’s primary market area consists of the Ohio counties of Putnam, Allen, Wood and Marion, in which the Bank currently operates 14 of its 19 total full service banking offices. According to the most recent FDIC Deposit Market Share Report, as of June 30, 2019 there were a total of 25 banking institutions competing in the Bank’s primary market area, with the Bank ranking fifth in deposit market share with approximately 9.97% of the aggregate deposits.  The Bank operates its remaining five branch banking offices in the Ohio counties of Delaware, Franklin, Hancock and Sandusky.

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

Current regulatory capital requirements

Federal banking regulators have promulgated risk-based capital and leverage ratio requirements applicable to Union Bank. The adequacy of regulatory capital is assessed periodically by federal banking agencies in their examination and supervision processes, and in the evaluation of applications in connection with certain expansion activities.

FDIC-supervised institutions must maintain the following minimum capital ratios:

• Common equity tier 1 capital to total risk-weighted assets ratio of 4.5 percent,

• Tier 1 capital to total risk-weighted assets ratio of 6 percent,

• Total capital to total risk-weighted assets ratio of 8 percent, and

• Tier 1 capital to average total assets ratio (tier 1 leverage ratio) of 4 percent.

FDIC regulations provide that any insured institution which has less than its minimum leverage capital requirement may be deemed to be engaged in an unsafe and unsound practice pursuant to Section 8 of the FDI Act, unless the institution has entered into and is in compliance with a written agreement or has submitted and is in compliance with a plan approved by the FDIC to increase its leverage capital ratio and take other action as may be necessary. FDIC regulations further indicate that any insured depository institution with a tier 1 capital to total assets ratio of less than 2 percent may be deemed to be operating in an unsafe and unsound condition.

Notwithstanding the minimum capital requirements, an FDIC-supervised institution must maintain capital commensurate with the level and nature of all risks to which the institution is exposed. Furthermore, an FDIC supervised institution must have a process for assessing its overall capital adequacy in relation to its risk profile and a comprehensive strategy for maintaining an appropriate level of capital. The FDIC is not precluded from taking formal enforcement actions against an insured depository institution with capital above the minimum requirement if the specific circumstances indicate such action appropriate.

Additionally, FDIC-supervised institutions that fail to maintain capital at or above minimum leverage capital requirements may be issued a capital directive by the FDIC. Capital directives generally require an institution to restore its capital to the minimum leverage requirement within a specified time period.

The Corporation currently satisfies all capital requirements. The junior subordinated deferrable interest debentures issued in 2003 and the trust preferred securities from the acquisition of The Ohio State Bank (“OSB”), as described in Note 10 of the consolidated financial statements contained in the Corporation’s Annual Report, currently qualify as Tier 1 capital for regulatory purposes. However, it is possible that regulations could change so that such securities do not qualify.

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

The FDIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to an FDIC-insured depository institution that does not meet certain capital adequacy standards. Banks and savings associations are classified into one (1) of five (5) categories based upon capital adequacy, ranging from “well-capitalized” to “critically under capitalized.” Restrictions on operations, management and capital distributions begin to apply at “adequately capitalized” status and become progressively stricter as the insured depository institutions approaches “critically under capitalized” status. Generally, the regulations require the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “under capitalized” and to take additional actions if the institution becomes “significantly under capitalized” or “critically under capitalized.” Effective January 1, 2015, final rules promulgated by the FDIC pursuant to the Dodd-Frank Act, provide that for a depository institution to be considered well-capitalized it must maintain common equity tier 1 capital of at least 6.5%; tier 1 risk-based capital of at least 8%; total risk-based capital of at least 10%; and a tier 1 leverage ratio of at least 5%. As of December 31, 2019, Union Bank has total risk-based capital of 13.3%, tier 1 risk-based capital and CET 1 capital of 12.6%, and tier 1 leverage capital of 9.3%.

While the Prompt Corrective Action requirements only apply to FDIC-insured depository institutions and not to bank or financial holding companies, the mandatory Prompt Corrective Action “capital restoration plan” required of an under capitalized institution by its relevant regulator must be guaranteed to a limited extent by the institution’s parent bank or financial holding company.

In October 2013, the federal banking regulators published final rules establishing a new comprehensive capital framework for U.S. banking organizations (the “Regulatory Capital Rules”). The Regulatory Capital Rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The implementation of the Regulatory Capital Rules has led to higher capital requirements and more restrictive leverage liquidity ratios. In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Regulatory Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements. The capital conservation buffer has been phased in over time becoming fully effective on January 1, 2019, and consists of an additional amount of common equity equal to 2.5% of risk-weighted assets. The Regulatory Capital Rules also revise the regulatory agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity. The Regulatory Capital Rules phase in began on January 1, 2015, for non-advanced approaches banking organizations, like UBOH and Union Bank and has been fully phased in by January 1, 2019.  UBOH and Union Bank currently meet all regulatory capital requirements.,

The ability of a bank or financial holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiary bank and other subsidiaries. However, the Federal Reserve Board expects the Corporation to serve as a source of strength to its subsidiary bank, which may require it to retain capital for further investment in the subsidiary, rather than for dividends for shareholders of UBOH. The Bank may not pay dividends to UBOH if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Bank must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net income and the retained net income for the preceding two years, less required transfers to surplus. Payment of dividends by a bank subsidiary may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting UBOH’s ability to pay dividends on its outstanding common shares. For more information about the payment of dividends by Union Bank to UBOH, please see Note 15 of the consolidated financial statements contained in the Corporation's Annual Report.

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

Safety and Soundness Standards

The Federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions.  The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance.  If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency.  Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances.  Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

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

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

•	the Truth-In-Savings Act, governing disclosures of account terms to consumer depositors;
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

Statistical Financial Information Regarding the Corporation

The following schedules and table analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiary, as required under Securities Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation, both of which are included in the 2019 Annual Report.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.	The following are the average balance sheets for the years ended December 31:

	2019	2018	2017
ASSETS	(in thousands)
Interest-earning assets
Securities (1)
Taxable	$116,335	$112,896	$118,335
Non-taxable	62,740	60,696	71,480
Interest-bearing deposits	20,433	8,601	6,999
Loans (2)	582,377	540,687	421,564
Total interest-earning assets	781,885	722,880	618,378
Non-interest-earning assets
Cash and due from banks	8,142	9,268	9,155
Premises and equipment, net	18,724	19,117	16,504
Accrued interest receivable and other assets	56,798	54,906	42,160
Allowance for loan losses	(3,856)	(3,182)	(3,033)

	$861,693	$802,989	$683,164

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$382,553	$367,536	$323,805
Time deposits	192,077	173,574	141,757
Junior subordinated deferrable interest debentures	12,892	12,858	12,825
Other borrowings	60,284	60,357	23,090
Total interest-bearing liabilities	647,806	614,325	501,477
Non-interest-bearing liabilities
Demand deposits	120,227	106,877	100,148
Accrued interest payable and other liabilities	7,008	5,645	5,942

Shareholders' equity (3)	86,652	76,142	75,597

	$861,693	$802,989	$683,164

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

	Year Ended December 31,
	2019			2018			2017
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(In Thousands)
Interest-earning assets
Securities (1)
Taxable	$116,335	$2,601	2.24%	$112,896	$2,573	2.28%	$118,335	$2,403	2.03%
Non-taxable (2)	62,740	2,157	3.44%	60,696	1,971	3.25%	71,480	2,549	3.57%
Loans (3, 4)	582,377	32,867	5.64%	540,687	29,722	5.50%	421,564	21,305	5.05%
Interest-bearing deposits	20,433	647	3.17%	8,601	513	5.96%	6,999	382	5.46%
Total interest-earning assets	$781,885	$38,272	4.89%	$722,880	$34,779	4.81%	$618,378	$26,639	4.31%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$382,553	$2,687	0.70%	$367,536	$1,552	0.42%	$323,805	$888	0.27%
Time deposits	192,077	3,753	1.95%	173,574	2,297	1.32%	141,757	1,237	0.87%
Junior subordinated deferrable interest debentures	12,892	728	5.65%	12,858	697	5.42%	12,825	596	4.65%
Other borrowings	60,284	1,756	2.91%	60,357	1,612	2.67%	23,090	397	1.72%
Total interest-bearing liabilities	$647,806	$8,924	1.38%	$614,325	$6,158	1.00%	$501,477	$3,118	0.62%

Net interest income,interest rate spread, tax equivalent basis		$29,348	3.51%		$28,621	3.81%		$23,521	3.69%

Net interest margin			3.75%			3.96%			3.80%

(1)

Securities include securities available-for-sale, which are carried at fair value, and restricted bank stock carried at cost. The average balance includes monthly average balances of fair value adjustments and daily average balances for the amortized cost of securities.

(2)	Computed on tax equivalent basis for non-taxable securities (21% statutory rate for 2019 and 2018 and 34% statutory rate for 2017).
(3)	Loan balances include principal balance of non-accrual loans and loans held for sale.
(4)	Interest income on loans includes fees of $2,723,000 in 2019, $2,127,000 in 2018 and $1,137,000 in 2017.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

C.

The following tables set forth the effect of volume and rate changes on interest income and expenses for the periods indicated. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

Volume variance - change in volume multiplied by the previous year’s rate.

Rate variance - change in rate multiplied by the previous year’s volume.

Total variance - change in volume multiplied by the change in rate.

●	This variance was allocated to volume variances and rate variances in proportion to the relationship of the absolute dollar amount of the change in each.

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 21% for 2019 and 2018 and 34% for 2017 in the table that follows:

	Year Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Total	Variance Attributable To		Total	Variance Attributable To
	Variance	Volume	Rate	Variance	Volume	Rate
INTEREST INCOME	(In Thousands)
Securities -
Taxable	$28	$77	$(49)	$170	$(114)	$284

Non-taxable	186	68	118	(578)	(1,240)	662

Loans	3,145	2,337	808	8,417	6,423	1,994

Other	134	459	(325)	131	92	39

Subtotal	3,493	2,941	552	8,140	5,161	2,979

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	1,135	66	1,069	664	130	534

Time deposits	1,456	266	1,190	1,060	320	740

Junior subordinated deferrable interest debentures	31	2	29	472	2	470

Other borrowings	144	(2)	146	844	604	240

Subtotal	2,766	332	2,434	3,040	1,056	1,984

NET INTEREST INCOME	$727	$2,609	$(1,882)	$5,100	$4,105	$995

II.	INVESTMENT PORTFOLIO

Union Bank's investment securities portfolio is managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee.

Union Bank's securities portfolio is entirely categorized as available-for-sale.  Securities classified as available -for-sale may be sold prior to maturity due to changes in interest rates, prepayment risks or to meet the company's liquidity needs.

A.	The carrying amounts of securities available-for-sale as of December 31 are summarized as follows:
	2019	2018	2017
	(in thousands)
Obligations of states and political subdivisions	$72,554	$59,466	$67,979
Mortgage-backed securities	110,041	106,924	100,463
Other	1,016	964	986
	$183,611	$167,354	$169,428

B.

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2019 are as follows (1):

		Maturing
		After One	After Five
		Year	Years
	Within	But Within	But Within	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(dollars in thousands)
Obligations of states and political subdivisions	$501	$6,468	$13,877	$51,708	$72,554
Mortgage-backed securities (2)	-	3	13,122	96,916	110,041

	$501	$6,471	$26,999	$148,624	$182,595

		Weighted Average Yield
Obligations of states and political subdivisions	3.74%	3.18%	3.17%	3.53%	3.43%
Mortgage-backed securities (2)	-	4.88	2.43%	2.66%	2.63%

Weighted Average Yield - Portfolio	3.74%	3.40%	2.81%	2.96%	3.15%

(1)	Table excludes $1,016,000 of securities having no maturity date.
(2)	Maturity based upon estimated weighted-average life.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.	There were no securities which exceeded 10% of shareholders’ equity at December 31, 2019.

III.	LOAN AND LEASE PORTFOLIO

A.	Types of Loans and Leases – Total loans and leases, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)
Residential 1-4 family real estate	$138,206	23.36%	$127,546	22.40%	$123,802	24.33%	$90,534	23.98%	$78,443	22.12%
Commercial and multi family real estate	367,614	62.13%	354,446	62.26%	312,010	61.32%	219,487	58.13%	205,970	58.09%
Commercial	77,658	13.12%	80,630	14.16%	68,320	13.43%	63,718	16.87%	66,327	18.70%
Consumer loans	8,247	1.39%	6,697	1.18%	4,664	0.92%	3,857	1.02%	3,857	1.09%
	591,725	100.00%	569,319	100.00%	508,796	100.00%	377,596	100.00%	354,597	100.00%

Allowance for loan losses	4,131		3,527		2,835		3,345		3,834

Loans, net	$587,594		$565,792		$505,961		$374,251		$350,763

Real estate mortgage loans include real estate construction loans of $5.2 million in 2019, $1.3 million in 2018, $3.0 million in 2017, $2.2 million in 2016, and $10.3 million in 2015. There were no lease financing receivables in any year.

B.

Maturities and Sensitivities of Loans and Leases to Changes in Interest Rates – The following table shows the amounts of commercial and  multi-family real estate and commercial loans outstanding as of December 31, 2019 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and multi - family real estate loan and commercial loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

Commercial and
Commercial and multi family
Maturing	Real Estate
(in thousands)
Within one year	$43,155
After one year but within five years	76,866
After five years	325,251
$445,272

III.	LOAN AND LEASE PORTFOLIO (CONTINUED)

	Interest Sensitivity
	Fixed	Variable and
	Rate	Adjustable Rate	Total
	(in thousands)
Due after one year but within five years	$51,060	$25,806	$76,866
Due after five years	36,398	288,853	325,251
	$87,458	$314,659	$402,117

C.	Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans and Leases – The following table summarizes non-accrual, past due, restructured and impaired loans and leases at December 31:

	2019	2018	2017	2016	2015
	(in thousands)
(a) Loans accounted for on a non-accrual basis	$963	$1,445	$2,767	$6,003	$5,945

(b) Loans contractually past due 90 days or more as to interest or principal payments and still accruing interest	138	161	170	154	260

(c) Loans not included in (a) or (b) which are Troubled Debt Restructurings as defined by accounting principles generally accepted in the United States of America	1,618	624	712	1,208	1,795

	$2,719	$2,230	$3,649	$7,365	$8,000

The following is reported for the years ended December 31:

	2019	2018	2017	2016	2015
	(in thousands)
Gross interest income that would have been recorded on non-accrual loans outstanding if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period	$71	$15	$131	$275	$432

Interest income actually recorded on non- accrual loans and included in net income for the period	-	-	-	-	-

Interest income not recognized during the period	$71	$15	$131	$275	$432

III.	LOAN AND LEASE PORTFOLIO (CONTINUED)

1.	Discussion of the non-accrual policy

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

As of December 31, 2019, in addition to the $2.7 million of loans reported under Item III C, there are approximately $5.0 million of other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III C at some future date. Consideration was given to loans classified for regulatory purposes as substandard or special mention that have not been disclosed in Item III C above.

3.	Foreign outstanding loans

None.

4.	Loan concentrations

None.

D.	Other interest-bearing assets

As of December 31, 2019, there were no other interest-bearing assets that are required to be disclosed.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2019	2018	2017	2016	2015
	(dollars in thousands)
LOANS
Loans outstanding at end of period (1)	$591,725	$569,319	$508,796	$377,596	$354,597
Average loans outstanding during period (1)	$582,377	$540,687	$421,564	$361,437	$358,368
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$3,527	$2,835	$3,345	$3,834	$3,840
Loans charged off:
Residential Real Estate	(46)	(52)	(45)	(52)	(176)
Commercial and Multi Family Real Estate	(23)	(114)	(553)	(12)	(98)
Commercial	(101)	(21)	(63)	(86)	(349)
Consumer loans	(10)	(10)	(28)	(10)	(16)
	(180)	(197)	(689)	(160)	(639)
Recoveries of loans previously charged off:
Residential Real Estate	40	75	14	61	$20
Commercial and Multi Family Real Estate	152	306	414	317	150
Commercial	41	57	92	34	72
Consumer loans	1	1	9	9	$9
	234	439	529	421	251
Net loan (charge offs) recoveries	54	242	(160)	261	(388)
Provision (credit) for loan losses	550	450	(350)	(750)	382

Balance at end of period	$4,131	$3,527	$2,835	$3,345	$3,834

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.01)%	(0.04)%	0.04%	(0.07)%	0.11%

(1)	Including loans held for sale.

The amount of loan charge-offs and recoveries fluctuate from year to year due to various factors relating to the condition of the general economy and specific business segments. The 2019 loan charge-offs included 23 consumer, mortgage, HELOC or commercial credits with the largest individual charge-off being $80,000.  The 2018 loan charge-offs included 28 consumer, mortgage, HELOC or commercial credits, with the largest individual charge-off being $85,000. The 2017 loan charge-offs included 38 consumer, mortgage, HELOC or commercial credits, with the largest individual charge-off being $406,000. The 2016 net recoveries included 46 consumer, mortgage, HELOC, commercial or agricultural credits, with the largest individual charge-off being $86,000. The 2015 loan charge-offs included 25 consumer, mortgage, HELOC, commercial or agricultural credits, with the largest individual charge-off being $327,000.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

The Corporation recognized a provision for loan losses of $550,000 in 2019 and $450,000 in 2018, and a credit for loan losses of $350,000 in 2017. Problem and potential problem loans aggregated $7.7 million at December 31, 2019 compared to $6.7 million at December 31, 2018. The Corporation will continue to monitor the credit quality of its loan portfolio, and especially the quality of those credits identified as problem or potential problem credits, to ensure the allowance for loan losses is maintained at an appropriate level.

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

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	December 31,
	2019		2018		2017		2016		2015
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each Category		Each Category		Each Category		Each Category		Each Category
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Residential Real Estate	$592	23.36%	$576	22.40%	$545	24.33%	$542	23.98%	$373	22.12%
Commercial and Multi Family Real Estate	2,536	62.13%	2,355	62.26%	1,746	61.32%	1,876	58.13%	2,540	58.09%
Commercial	939	13.12%	534	14.16%	501	13.43%	896	16.87%	893	18.70%
Consumer loans	64	1.39%	62	1.18%	43	0.92%	31	1.02%	28	1.09%
	$4,131	100.0%	$3,527	100.0%	$2,835	100.0%	$3,345	100.0%	$3,834	100.0%

The allowance for loan losses at December 31, 2019 included specific reserves for impaired loans amounting to $435,000. There was $128,000 included in specific reserves for impaired loans at December 31, 2018.

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

A.&B.	The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2019		2018		2017
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Savings and interest-bearing demand deposits	$382,553	0.70%	$367,536	0.42%	$323,805	0.27%
Time deposits	192,077	1.95%	173,574	1.32%	141,757	0.87%
Demand deposits (non-interest bearing)	120,227	-	106,877	-	100,148	-
	$694,857		$647,987		$565,710

C.&E.	There were no foreign deposits in any periods presented.

D.	Maturities of certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2019 are summarized as follows:

(in thousands)
Three months or less	$26,871
Over three months and through six months	19,405
Over six months and through twelve months	22,643
Over twelve months	22,043
$90,962

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2019	2018	2017
	(dollars in thousands)

Average total assets	$861,693	$802,989	$683,164
Average shareholders' equity (1)	$86,652	$76,142	$75,597
Net Income	$10,661	$8,220	$3,846
Cash dividends declared	$1,702	$1,568	$1,569
Return on average total assets	1.24%	1.02%	0.56%
Return on average shareholders' equity	12.30%	10.80%	5.09%
Dividend payout ratio (2)	15.96%	19.08%	40.80%
Average shareholders' equity to average total assets	10.06%	9.48%	11.07%

(1)	Average shareholders’ equity includes average unrealized gains or losses on securities available-for-sale.
(2)	Dividends declared divided by net income.

VII.	SHORT-TERM BORROWINGS

The Corporation has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs. At December 31, 2019, the Corporation had no federal funds purchased, out of the $105.5 million available under such lines. The Corporation also uses repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Corporation from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2019, the Corporation had no repurchase agreements.

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

The Corporation’s Profitability Depends Significantly on Economic Conditions in the State of Ohio

The Corporation’s success depends primarily on the general economic conditions of the State of Ohio and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the Ohio counties of Allen, Delaware, Franklin, Hancock, Huron, Putnam, Marion, Sandusky, Van Wert, and Wood. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact those local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

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

Severe Weather, Natural Disasters, Acts of War Or Terrorism And Other External Events Could Significantly Impact The Corporation’s Business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. This could also include the potential effects of coronavirus on international trade, supply chains, travel, employee productivity and other economic activities. Such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

Item 1B.     Unresolved Staff Comments

Not applicable

Item 2.     Properties

At December 31, 2019, the Corporation and the Bank conducted its business from its headquarters and operations center at 105 Progressive Drive Columbus Grove, Ohio.  There are seventeen full service banking centers and two loan production offices in northwest and central Ohio listed below.

Full Service Branch Locations:

Bowling Green	Kalida
1300 North Main Street	110 East North Street

Columbus Grove	Leipsic
100 South High Street	318 South Belmore Street
Drive-Thru Facility
101 Progressive Drive	Lima
701 Shawnee Road
Delaware	1410 Bellefontaine Avenue
30 Coal Bend Road	3211 Elida Road

Delphos	Marion
114 East Third Street	111 South Main Street
220 Richland Road

Findlay	Westerville
1500 Bright Road	468 Polaris Parkway

Gahanna	Ottawa
461 Beecher Road	245 West Main Street

Gibsonburg	Pemberville
230 West Madison Street	132 East Front Street

Loan Production Offices:

Plymouth	Worthington
2660 US Highway 224 Suite 3	6797 North High Street

Item 3.	Legal Proceedings

As of March 6, 2020, there are no pending legal proceedings to which the Corporation or its subsidiary are a party or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiary are a party incident to its banking business. None of such proceedings are considered by the Corporation to be material.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Additional information required herein is incorporated by reference from (“Market Price and Dividends on Common Stock”) United Bancshares’ Annual Report to Shareholders for 2019 (“Annual Report”), which is included herein as Exhibit 13.

Stock Repurchase Program

The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2019:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (1)	Maximum number of shares that may yet be purchased under the plan or program (1)
10/01/2019 - 10/31/2019	-	$-	397,334	202,666

11/01/2019 - 11/30/2019	4,220	$22.40	401,554	198,446

12/01/2019 - 12/31/2019	-	$-	401,554	198,446

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

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2019 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference to page 5 through 15 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2019 (“Annual Report”), which is included herein as Exhibit 13.

Item 8.	Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 17 through 64 of United Bancshares’ Annual Report to Shareholders for 2019 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. An evaluation was performed under the supervision, and with the participation, of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2019. Based on the results of the evaluation, and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Management assessed the Corporation’s internal controls as of December 31, 2019, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2019, the Corporation’s internal control over financial reporting was effective.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Our Proxy Statement will be filed with the SEC no later than March 30, 2020, in preparation for the 2020 Annual Meeting of Shareholders scheduled for April 22, 2020. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein concerning Directors and Executive Officers is contained under the captions “Proposal Number 1: Election of Directors”,  Executive Officers,  "Director and Nominee Qualifications" and "Certain Relationships and Related Party Transactions" of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 22, 2020, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the caption “Committees of the Board of Directors - Audit Committee” of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 22, 2020 which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 22, 2020, which is incorporated herein by reference.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to the Corporation’s Chief Executive Officer, Chief Financial Officer, and other Senior Financial Officers. The Board of Directors reviews the Code of Ethics annually with the most recent review performed in February 2020. A copy of the Code of Ethics is available on the Corporation’s website at https://www.theubank.com.

Item 11.	Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Named Executive Officers” and "Director Compensation" in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 22, 2020, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 22, 2020, which is incorporated herein by reference.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	117,647	$21.81	132,353
Equity compensation plans not approved by security holders	-	-	-
Total	117,647	$21.81	132,353

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Information required by this item concerning director independence is contained under the caption “Board of Directors Independence” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 22, 2020, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 22, 2020, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements (and reports thereon) are set forth on pages 18 through 60 of the Corporation’s 2019 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2019 and 2018

Consolidated Statements of Income - Years ended December 31, 2019, 2018, and 2017

Consolidated Statements of Comprehensive Income - Years ended December 31, 2019, 2018, and 2017

Consolidated Statements of Shareholders' Equity - Years ended December 31, 2019, 2018, and 2017

Consolidated Statements of Cash Flows - Years ended December 31, 2019, 2018, and 2017

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of SEC Regulation S-K) in this filing:

Exhibit No.

3.1	Articles of Incorporation	(1)
3.2	Regulations	(1)
4	Description of Registrant's Common Stock
10.1	Preferred Trust Securities, Placement and Debenture agreements	(2)
10.2	Agreement – Brian D. Young	(3)
10.3	Salary Continuation Agreement - Brian D. Young
10.4	Salary Continuation Agreement – Heather M. Oatman	(4)
10.5	2016 Stock Option Plan	(5)
10.6	Form of Award Agreement under the 2016 Stock Option Plan
10.7	Change in Control Agreement- Curtis E. Shepherd
10.8	Change in Control Agreement- Stacy A. Cox	(6)
13	2019 Annual Report to Shareholders
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) CEO's Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO's Certification

32.1	Section 1350 CEO's Certification

32.2	Section 1350 CFO's Certification

101.INS	XBRL Instance Document (a)
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

(1) Incorporated herein by reference to the Corporation's Form 10-Q for the quarter ended June 30, 2006.

(2) Incorporated herein by reference to the Corporation's Form 10-Q for the quarter ended June 30, 2007.

(3) Incorporated herein by reference to the Corporation’s Form 8-K filed July 20, 2006.

(4) Incorporated herein by reference to the Corporation’s Form 10-K filed March 20, 2009.

(5) Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 1, 2017, SEC file reference number 333-86543.

(6) Incorporated herein by reference to the Corporation's Form 8-K filed February 19, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCSHARES, INC.

By:	/s/ BRIAN D. YOUNG
Brian D. Young, CEO, President

By:	/s/ STACY A. COX
Stacy A. Cox Chief Financial Officer

Date: March 6, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BRIAN D. YOUNG Brian D. Young	Director	March 6, 2020

/s/ HERBERT H. HUFFMAN Herbert H. Huffman	Director	March 6, 2020

/s/ H. EDWARD RIGEL H. Edward Rigel	Director	March 6, 2020

/s/ R. STEVEN UNVERFERTH R. Steven Unverferth	Director	March 6, 2020

/s/ ROBERT L. BENROTH Robert L. Benroth	Director	March 6, 2020

/s/ DAVID P. ROACH David P. Roach	Director	March 6, 2020

/s/ DANIEL W. SCHUTT Daniel W. Schutt	Director	March 6, 2020