Form 10-Q
period 2020-03-31
UNITED BANCSHARES INC/OH
filed 2020-05-08
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2020: 3,270,399.

This document contains 44 pages. The Exhibit Index is on page 37 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

 March 31, 2020 (unaudited) and December 31, 2019

	(in thousands except share data)
	March 31,	December 31,
	2020	2019
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$11,485	$9,167
Interest-bearing deposits in other banks	33,287	17,245
Total cash and cash equivalents	44,772	26,412
SECURITIES, available-for-sale	187,700	183,611
FEDERAL HOME LOAN BANK STOCK, at cost	5,598	5,302
LOANS HELD FOR SALE	19,613	15,301
LOANS AND LEASES	573,981	576,424
Less allowance for loan and lease losses	4,687	4,131
Net loans and leases	569,294	572,293
PREMISES AND EQUIPMENT, net	18,638	18,789
GOODWILL	28,616	28,616
CORE DEPOSIT INTANGIBLE ASSETS, net	756	794
CASH SURRENDER VALUE OF LIFE INSURANCE	18,709	18,613
OTHER ASSETS, including accrued interest receivable	8,761	10,283
TOTAL ASSETS	$902,457	$880,014
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$120,469	$116,360
Interest-bearing	604,667	590,774
Total deposits	725,136	707,134
Other borrowings	58,500	58,750
Junior subordinated deferrable interest debentures	12,916	12,908
Other liabilities	7,423	6,441
Total liabilities	803,975	785,233
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; issued 3,760,557 shares	3,761	3,761
Surplus	15,337	15,251
Retained earnings	81,259	80,629
Accumulated other comprehensive income	5,821	2,872
Treasury stock, at cost, 490,158 shares at March 31, 2020 and 492,462 shares at December 31, 2019	(7,696)	(7,732)
Total shareholders’ equity	98,482	94,781
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$902,457	$880,014

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Three months ended March 31, 2020 and 2019 (unaudited)

	(in thousands except share data)
	2020	2019
INTEREST INCOME
Loans and leases, including fees	$7,945	$7,783
Securities:
Taxable	612	662
Tax-exempt	498	413
Other	177	128
Total interest income	9,232	8,986
INTEREST EXPENSE
Deposits	1,535	1,410
Other borrowings	573	641
Total interest expense	2,108	2,051
Net interest income	7,124	6,935
PROVISION FOR LOAN AND LEASE LOSSES	550	100
Net interest income after provision for loan and lease losses	6,574	6,835
NON-INTEREST INCOME
Gain on sale of loans	2,583	1,438
Other non-interest income	251	1,070
Total non-interest income	2,834	2,508
NON-INTEREST EXPENSES	8,210	7,222
INCOME BEFORE INCOME TAXES	1,198	2,121
PROVISION FOR INCOME TAXES	110	307
NET INCOME	$1,088	$1,814
NET INCOME PER SHARE (basic and diluted)	$0.33	$0.55
Weighted average common shares outstanding (basic)	3,270,066	3,270,408
Weighted average common shares outstanding (diluted)	3,270,066	3,277,717

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2020 and 2019 (unaudited)

	(in thousands)
	2020	2019

NET INCOME	$1,088	$1,814

OTHER COMPREHENSIVE INCOME
Unrealized gain on securities:
Unrealized holding gains during period	3,733	2,552
Reclassification adjustments for gains included in net income	-	-
Other comprehensive income, before income taxes	3,733	2,552
Income tax expense related to items of other comprehensive income	784	536
Other comprehensive income	2,949	2,016
COMPREHENSIVE INCOME	$4,037	$3,830

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands except share data)

Three months ended March 31, 2020 and 2019 (unaudited)

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
BALANCE AT DECEMBER 31, 2019	$3,761	$15,251	$80,629	$2,872	$(7,732)	$94,781
Comprehensive income:
Net income	-	-	1,088	-	-	1,088
Other comprehensive income	-	-	-	2,949	-	2,949
2,304 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	26	-	-	36	62
Stock option expense	-	60	-	-	-	60
Cash dividends declared, $0.14 per share	-	-	(458)	-	-	(458)
BALANCE AT MARCH 31, 2020	$3,761	$15,337	$81,259	$5,821	$(7,696)	$98,482

BALANCE AT DECEMBER 31, 2018	$3,761	$14,960	$71,670	$(1,764)	$(7,683)	$80,944
Comprehensive income:
Net income	-	-	1,814	-	-	1,814
Other comprehensive income	-	-	-	2,016	-	2,016
1,277 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	10	-	-	20	30
Stock option expense	-	55	-	-	-	55
Cash dividends declared, $0.13 per share	-	-	(426)	-	-	(426)
BALANCE AT MARCH 31, 2019	$3,761	$15,025	$73,058	$252	$(7,663)	$84,433

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

Three months ended March 31, 2020 and 2019 (unaudited)

	(in thousands)
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES	$(1,474)	$(1,818)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls and maturities of available-for-sale securities	6,908	3,788
Purchases of available-for-sale securities	(7,494)	(3,575)
Purchases of FHLB stock	(296)	-
Net increase in loans and leases	3,385	(4,222)
Purchases of premises and equipment	(14)	(83)
Net cash provided by (used in) investing activities	2,489	(4,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,991	23,040
Repayments of other borrowings	(250)	(5,943)
Proceeds from sale of treasury shares	62	30
Cash dividends paid	(458)	(426)
Net cash provided by financing activities	17,345	16,701
NET INCREASE IN CASH AND CASH EQUIVALENTS	18,360	10,791
CASH AND CASH EQUIVALENTS
At beginning of period	26,412	16,475
At end of period	$44,772	$27,266
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$2,153	$2,012
Federal income taxes	$-	$-
Non-cash investing activities:
Change in net unrealized gain on available-for-sale securities	$3,733	$2,552

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet as of December 31, 2019 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Management has developed four different models for calculating the allowance for loan losses under the requirements of ASU 2016-13 and has been running them parallel to the Bank’s existing methodology.  Management has not yet determined the expected impact the adoption of ASU 2016-13 will have on the consolidated financial statements.  For public companies, this update was to be effective for interim and annual periods beginning after December 15, 2019. On July 17, 2019, the FASB voted to issue a proposal for public comment that would potentially result in a postponement of the required implementation date for ASU 2016-13.  On October 16, 2019, the FASB extended the implementation deadline until the fiscal year and interim periods beginning after December 15, 2022.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance in this update eliminates the Step 2 from the goodwill impairment test. For public companies, this update is effective for interim and annual periods beginning after December 15, 2019. The Corporation adopted ASU 2017-04 effective January 1, 2020 but the new guidance did not have any impact on the March 31, 2020 consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU eliminates, adds, and modifies certain disclosure requirements for estimated fair value measurements.  Among the changes, entities will no longer be required to disclose the amount of and reasons for transfer between Level 1 and Level 2 of the estimated fair value hierarchy, but will be required to disclose the range and weighted-average used to develop significant unobservable inputs for Level 3 estimated fair value measurements.  ASU 2018-13 is effective for all entities for interim and annual reporting periods beginning after December 15, 2019.  The Corporation adopted ASU 2018-13 effective January 1, 2020.  The revised disclosure requirements did not have a significant impact on the Corporation's March 31, 2020 consolidated financial statements.

In April, 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance.  This update is not expected to have a significant impact on the Corporation's consolidated financial statements.

In December, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740.  The amendments also improve consistent application of and simplify GAAP for the areas of Topic 740 by clarifying and amending existing guidance.  This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020.  Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued.  Depending on the amendment, adoption may be applied on the retrospective, modified retrospective, or prospective basis.  The Corporation is currently reviewing the provisions of this new pronouncement, but does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

In January, 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.  The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method.  The amendments clarify that for the purpose of applying paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options.  The amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted, including early adoption in an interim period for which financial statements have not yet been issued.  This update is not expected to have a significant impact on the Corporation's consolidated financial statements.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments.  This update affects a wide variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance.  This update is not expected to have a significant impact on the Corporation's consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting.  The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  The amendments are effective for all entities as of March 12, 2020 through December 31, 2022.  The Corporation is currently reviewing the amendments in this Update, but does not expect this guidance to have a material impact on its consolidated financial statements.

NOTE 3 - SECURITIES

The amortized cost, unrealized gains and losses, and fair value of available-for-sale securities as of March 31, 2020 and December 31, 2019 are as follows:

	(in thousands)
March 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$72,019	$3,289	$44	$75,264
Mortgage-backed	107,289	4,117	-	111,406
Other	1,023	7	-	1,030

Total	$180,331	$7,413	$44	$187,700

	(in thousands)
December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$70,043	$2,593	$82	$72,554
Mortgage-backed	108,907	1,292	158	110,041
Other	1,025	-	9	1,016

Total	$179,975	$3,885	$249	$183,611

NOTE 4 – LOANS AND LEASES

The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the three month periods ended March 31, 2020 and 2019:

	(in thousands)
	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Balance at December 31, 2019	$592	$2,536	$939	$64	$4,131
Provision charged to expenses	109	422	9	10	550
Losses charged off	-	-	(4)	(5)	(9)
Recoveries	3	3	9	-	15
Balance at March 31, 2020	$704	$2,961	$953	$69	$4,687

Balance at December 31, 2018	$576	$2,355	$534	$62	$3,527
Provision charged to expenses	33	59	5	3	100
Losses charged off	(25)	-	-	(3)	(28)
Recoveries	3	6	36	-	45
Balance at March 31, 2019	$587	$2,420	$575	$62	$3,644

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment method as of March 31, 2020 and December 31, 2019:

	(in thousands)
March 31, 2020	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$-	$89	$311	$-	$400
Collectively evaluated for impairment	704	2,872	642	69	4,287
Total allowance for loan and lease losses	$704	$2,961	$953	$69	$4,687

Loans and leases:
Individually evaluated for impairment	$-	$1,644	$1,276	$-	$2,920
Acquired with deteriorated credit quality	60	104		-	164
Collectively evaluated for impairment	120,266	371,598	71,057	7,976	570,897
Total ending loans and leases balance	$120,326	$373,346	$72,333	$7,976	$573,981

December 31, 2019	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$-	$93	$342	$-	$435
Collectively evaluated for impairment	592	2,443	597	64	3,696
Total allowance for loan and lease losses	$592	$2,536	$939	$64	$4,131

Loans and leases:
Individually evaluated for impairment	$-	$1,499	$1,279	$-	$2,778
Acquired with deteriorated credit quality	61	127	-	-	188
Collectively evaluated for impairment	122,844	365,988	76,379	8,247	573,458
Total ending loans and leases balance	$122,905	$367,614	$77,658	$8,247	$576,424

The average recorded investment in impaired loans and leases (excluding loans and leases acquired with deteriorated credit quality) for the three month period ended March 31, 2020 was $2,847,000 compared to $1,307,000 for the three month period ended March 31, 2019. There was $400,000 of allowance for loan and lease losses specifically reserved as of March 31, 2020 for impaired loans compared to $100,000 as of March 31, 2019. Additionally, there was approximately $12,000 in interest income recognized by the Corporation on impaired loans and leases on an accrual or cash basis for the three month period ended March 31, 2020 and $24,000 for the three month period ended March 31, 2019.

The following table presents the recorded investment in nonaccrual loans and leases, loans and leases past due over 90 days still on accrual and troubled debt restructurings by class of loans as of March 31, 2020 and December 31, 2019. Nonaccrual loans primarily consist of smaller dollar homogenous loans that are collectively evaluated for impairment.

	(in thousands)
March 31, 2020	Nonaccrual	Loans and leases past due over 90 days still accruing	Accruing Troubled Debt Restructurings
Residential 1-4 family real estate	$503	$97	$218
Commercial and multi family real estate	1,294	-	600
Agricultural real estate	4	-	-
Commercial	-	-	771
Agriculture	-	-	-
Consumer	-	-	-
Total	$1,801	$97	$1,589

December 31, 2019
Residential 1-4 family real estate	$414	$138	$223
Commercial and multi family real estate	545	-	623
Agricultural real estate	4	-	-
Commercial	-	-	772
Agriculture	-	-	-
Consumer	-	-	-
Total	$963	$138	$1,618

The following table presents the aging of the recorded investment in past due loans and leases as of March 31, 2020 and December 31, 2019 by class of loans and leases:

	(in thousands)
March 31, 2020	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Residential 1-4 family real estate	$1,072	$473	$281	$1,826	$118,500	$120,326
Commercial and multi family real estate	245	30	606	881	334,309	335,190
Agricultural real estate	16	-	-	16	38,140	38,156
Commercial	27	27	1	55	61,367	61,422
Agriculture	81	-	-	81	10,830	10,911
Consumer	2	-	-	2	7,974	7,976
Total	$1,443	$530	$888	$2,861	$571,120	$573,981

December 31, 2019
Residential 1-4 family real estate	$2,709	$99	$322	$3,130	$119,775	$122,905
Commercial and multi family real estate	177	302	15	494	332,161	332,655
Agricultural real estate	-	-	-	-	34,959	34,959
Commercial	-	57	5	62	67,826	67,888
Agriculture	-	-	-	-	9,770	9,770
Consumer	2	-	-	2	8,245	8,247
Total	$2,888	$458	$342	$3,688	$572,736	$576,424

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

The following table provides a summary of the loan portfolio risk grades, as applicable, based on the most recent analysis performed, as of March 31, 2020 and December 31, 2019. The Corporation risk rates all commercial and commercial real estate loans.

As of March 31, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans and leases is as follows:

	(in thousands)
March 31, 2020	Pass	Special Mention	Substandard	Doubtful	Not rated
Residential 1 - 4 family	$8,512	$-	$-	$-	$111,814
Commercial and multi- family real estate	361,947	1,762	3,432	-	6,205
Commercial	69,807	863	1,662	-	1
Consumer	40	-	-	-	7,936
Total	$440,306	$2,625	$5,094	$-	$125,956

December 31, 2019
Residential 1 - 4 family	$9,219	$-	$-	$-	$113,686
Commercial and multi- family real estate	362,519	1,797	3,258	-	40
Commercial	75,559	410	1,688	-	1
Consumer	45	-	-	-	8,202
Total	$447,342	$2,207	$4,946	$-	$121,929

The Corporation considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans and leases not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans and leases that are not risk rated, based on payment activity as of March 31, 2020 and December 31, 2019:

	(in thousands)
March 31, 2020	Residential 1-4 family	Commercial and multi-family real estate	Commercial	Consumer	Total

Performing	$111,533	$6,190	$-	$7,936	$125,659
Nonperforming	281	15	1	-	297
Total	$111,814	$6,205	$1	$7,936	$125,956

December 31, 2019

Performing	$113,364	$24	$-	$8,202	$121,590
Nonperforming	322	16	1	-	339
Total	$113,686	$40	$1	$8,202	$121,929

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

There were no modifications for TDR loans and leases for which there was a payment default during the three month period ended March 31, 2020.

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

The following is information related to loans and leases acquired in these transactions, including purchased impaired loans:

	The Ohio State Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2019	$13,047	$(430)	$12,617
Change due to payments received	(657)	27	(630)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at March 31, 2020	$12,390	$(403)	$11,987

Purchased Impaired Loans and Leases
Balance at December 31, 2019	$160	$(134)	$26
Change due to payments received	(9)	2	(7)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at March 31, 2020	$151	$(132)	$19

	Benchmark Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2019	$58,953	$(1,177)	$57,776
Change due to payments received	(5,132)	117	(5,015)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at March 31, 2020	$53,821	$(1,060)	$52,761

Purchased Impaired Loans and Leases
Balance at December 31, 2019	$354	$(192)	$162
Change due to payments received	(36)	19	(17)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at March 31, 2020	$318	$(173)	$145

There was no provision for loan and lease losses recognized during the three month periods ended March 31, 2020 and 2019 related to the acquired loans as there was no significant change to the credit quality of the loans during the period.

NOTE 5 – OTHER BORROWINGS

Other borrowings consists of the following at March 31, 2020 and December 31, 2019:

	(in thousands)
	March 31,	December 31,
	2020	2019
Federal Home Loan Bank borrowings:
Secured note, with interest at 1.72%, due September, 2020	$6,000	$6,000
Secured note, with interest at 2.90%, due June, 2021	8,000	8,000
Secured note, with variable interest, at 1.55% at March 31, 2020 and 2.13% at December 31, 2019, due September, 2021	7,000	7,000
Secured note, with interest at 1.86%, due September, 2021	6,000	6,000
Secured note, with interest at 2.94%, due December, 2021	8,000	8,000
Secured note, with interest at 2.98%, due June, 2022	9,000	9,000
Secured note, with interest at 1.97%, due September, 2022	6,000	6,000
United Bankers Bank
Note payable, with interest at 4.875% and $250,000 principal payments payable quarterly with any remaining unpaid principal, due September 1, 2022. All Union Bank stock is held as collateral.	8,500	8,750
Total other borrowings	$58,500	$58,750

Federal Home Loan Bank borrowings are secured by Federal Home Loan Bank stock and eligible mortgage loans approximating $163,896,000 and $186,076,000 at March 31, 2020 and December 31, 2019 respectively.

Future maturities of other borrowings are as follows: 2020: $6,750,000; 2021, $30,000,000; and 2022, $21,750,000.

NOTE 6 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR, amounting to 4.38% at March 31, 2020 and 5.10% at December 31, 2019. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through the OSB acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of March 31, 2020 and December 31, 2019 was $2,616,000 and $2,608,000, respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR, amounting to 4.66% at March 31, 2020 and 4.78% at December 31, 2019.

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

Interest expense on the debentures amounted to $161,000 and $191,000 for the three month periods ended March 31, 2020 and 2019, respectively, and is included in other borrowings interest expense in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 include available-for-sale securities, which are valued using Level 1 and Level 2 inputs, as well as mortgage servicing rights, amounting to $825,000 at March 31, 2020 and $1,061,000 at December 31, 2019, which are valued using Level 3 inputs. Financial assets measured at fair value on a nonrecurring basis at March 31, 2020 include loans classified as impaired totaling $1,732,000 compared to $1,495,000 at December 31, 2019.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended March 31, 2020, due to the lack of observable quotes in inactive markets for those instruments at March 31, 2020.

The tables below present a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2020 and for the year ended December 31, 2019:

	(in thousands)
	March 31,	December 31,
	2020	2019
Mortgage Servicing Rights
Balance at beginning of period	$1,061	$1,313
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	53	192
Disposals - amortization based on loan payments and payoffs	(46)	(186)
Changes in fair value	(243)	(258)
Balance at end of period	$825	$1,061

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

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at March 31, 2020 and December 31, 2019.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at March 31, 2020 and December 31, 2019 were as follows:

	(in thousands)
	March 31, 2020		December 31, 2019
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$44,772	$44,772	$26,412	$26,412	1
Securities, including FHLB stock	193,298	193,298	188,913	188,913	2,3
Loans held for sale	19,613	19,613	15,301	15,301	3
Net loans and leases	569,294	570,267	572,293	572,936	3
Mortgage servicing rights	825	825	1,061	1,061	3
Hedging assets	1,960	1,960	970	970	3
Total Financial Assets	$829,762	$830,735	$804,950	$805,593

FINANCIAL LIABILITIES
Deposits
Maturity	$183,971	$185,705	$197,391	$197,428	3
Non-maturity	541,165	541,165	509,743	509,743	1
Other borrowings	58,500	58,427	58,750	58,692	3
Junior subordinated deferrable interest debentures	12,916	6,307	12,908	11,067	3
Hedging liabilities	1,123	1,123	27	27	3
Total Financial Liabilities	$797,675	$792,727	$778,819	$776,957

The above summary does not include accrued interest receivable or cash surrender value of life insurance, which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at March 31, 2020 and December 31, 2019 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounted to $141,005,000 at March 31, 2020 and $133,220,000 at December 31, 2019. Such amounts are also considered to be the estimated fair values.

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

The Corporation has issued 30,151 options during 2017 at an exercise price of $21.70, 31,267 options during 2018 at an exercise price of $23.30, and 33,853 options during 2019 at an exercise price of $22.97 under the Plan. Following is a summary of activity for stock options for the three month periods ended March 31, 2020 and March 31, 2019:

	March 31,	March 31,
	2020	2019
Outstanding, beginning of period	117,647	93,069
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, end of period	117,647	93,069
Weighted average exercise price at end of quarter	$21.81	$21.39

The options vest over a three-year period on the anniversary of the date of grant. At March 31, 2020, 57,033 options were vested compared to 31,718 options vested at March 31, 2019 and outstanding options had a weighted average remaining contractual term of 7.9 years.

The fair value of options granted is estimated at the date of grant using the Black Scholes option pricing model. Following are assumptions used in calculating the fair value of the options granted that are still vesting:

	2019	2018	2017
Weighted-average fair value of options granted	$7.77	$7.87	$7.35
Average dividend yield	2.26%	2.18%	2.23%
Expected volatility	40.00%	40.00%	40.00%
Risk-free interest rate	1.93%	2.81%	2.06%
Expected term (years)	7	7	7

Total compensation expense related to the stock options granted in 2017, net of forfeitures, is expected to be $192,000 and is being recognized ratably over the 36 month period beginning August 1, 2017. Total compensation expense related to the stock options granted in 2018, net of forfeitures, is expected to be $213,000 and is being recognized ratably over the 36 month period beginning September 1, 2018. Total compensation expense related to the stock options granted in 2019 is expected to be $263,000 and is being recognized ratably over the 36 month period beginning July 1, 2019. Stock option expense for outstanding awards amounted to $60,000 for the three months ended March 31, 2020 and $55,000 for the three months ended March 31, 2019

 NOTE 10 – NON-INTEREST INCOME

The Corporation’s revenue from contracts with customers within the scope of ASC 606 is recognized in noninterest income.  The material groups of noninterest income are defined as follows:

Service charges on deposit accounts:

Service charges on deposit accounts primarily consist of account analysis fees, monthly maintenance fees, overdraft fees, and other deposit account related fees.  Overdraft fees and certain service charges are fixed and the performance obligation is typically satisfied at the time of the related transaction.  The consideration for analysis fees and monthly maintenance fees are variable as the fee can be reduced if the customer meets certain qualifying metrics.  The Company’s performance obligations are satisfied at the time of the transaction or over the course of a month.

Interchange fee income:

The Company earns interchange fees from debit and credit cardholder transactions conducted through the MasterCard payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrently with the transaction processing services provided to the cardholder.

Wealth management income:

The Company earns wealth management and investment brokerage fees from its services with customers to manage assets for investment, to provide advisory services, and for account transactions.  Fees are based on the market value of the assets under management and are recognized monthly as the Company’s performance obligations are met.  Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed.  Other related services are based on a fixed fee schedule and the revenue is recognized when the services are rendered, which is when the Company has satisfied its performance obligation.

The following table presents the Company’s non-interest income for the three months ended March 31, 2020 and 2019.  Items outside the scope of ASC 606 are noted as such.

	Three Months ended March 31,
	2020	2019
Service charges on deposit accounts	$350	$346
Gain on sale of mortgage and government loans (1)	2,583	1,438
Change in fair value of mortgage servicing rights (1)	(243)	(111)
Increase in cash surrender value of life insurance (1)	96	98
Other
Credit and debit card interchange fees	332	321
Wealth management	85	78
Net loan servicing fees (1)	85	95
Other non-interest income (1)	(454)	243
Total non-interest income	$2,834	$2,508

(1) Not within the scope of ASC 606

NOTE 11 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2020 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2020 have been recognized in the consolidated financial statements for the period ended March 31, 2020. Events or transactions that provided evidence about conditions that did not exist at March 31, 2020 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended March 31, 2020.

On April 2, 2020, the U.S. Small Business Administration (“SBA”) issued an interim final rule (“the Initial Rule”) announcing the implementation of sections 1102 and 1106 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act or the Act”). Section 1102 of the Act temporarily adds a new program, titled the “Paycheck Protection Program” (“PPP”), to the SBA’s 7(a) Loan Program. Section 1106 of the Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the Paycheck Protection Program. The PPP and loan forgiveness are intended to provide economic relief to small business nationwide adversely impacted by the Coronavirus Disease 2019 (“COVID-19”).

As an SBA-Certified Preferred lender we are delegated the authority as part of the CARES Act to make Paycheck Protection Program SBA-guaranteed financing available to eligible borrowers. The SBA will pay a processing fee based on the balance of the financing outstanding at the time of final disbursement. The processing fees is as follows: 5% for loans of not more than $350,000, 3% for loans of more than $350,000 and less than $2 million, and 1% for loans of at least $2 million. As of April 28, 2020, we are assisting over 1,100 clients to secure approximately $106 million of PPP financing, which is being issued by the SBA on a first come first served basis.

On April 7, 2020, the Board of Governors of the Federal Reserve System (“FRB”) authorized each of the Federal Reserve Banks to establish the Payment Protection Program Lending Facility (“PPPL Facility”), pursuant to section 13(3) of the Federal Reserve Act. Under the PPPL Facility, each of the Federal Reserve Banks will extend non-recourse loans to eligible financial institutions to fund loans guaranteed by the SBA under the PPP established by the CARES Act.

On April 28, 2020, the Corporation's Board of Directors approved a cash dividend of $0.07 per common share payable June 15, 2020 to shareholders of record at the close of business on May 29, 2020.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the three months ended March 31,
	2020	2019
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.49%	0.87%
Average tangible shareholders’ equity (non-GAAP) (a)	6.41%	13.86%
Net interest margin (a)	3.61%	3.81%
Efficiency ratio (b)	81.14%	74.76%
Average shareholders’ equity to average assets	10.98%	9.83%
Loans to deposits (end of period) (c)	81.86%	83.63%
Allowance for loan losses to loans (end of period)	0.82%	0.63%

Book value per share	$30.11	$25.82

(a)

Net income to average assets, net income to average tangible shareholders’ equity and net interest margin are presented on an annualized basis. Net interest margin is calculated using fully-tax equivalent net interest income as a percentage of average interest earning assets.

(b)	Efficiency ratio is a ratio of non-interest expense as a percentage of fully tax equivalent net interest income plus non-interest income.
(c)	Includes loans held for sale

Reconciliation of common shareholders' equity to tangible common equity
	March 31, 2020	March 31, 2019
Shareholders' equity	$98,482	$84,433
Less goodwill and other intangibles	29,372	29,529
Tangible common equity	$69,110	$54,904
Average shareholders' equity	$97,336	$81,900
Less average goodwill and other intangibles	29,386	29,546
Average tangible common equity	$67,950	$52,354

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

The Union Bank Company (the “Bank”), a wholly-owned subsidiary of the Corporation, is a full service community bank offering a full range of commercial and consumer banking services. The Bank is an Ohio state-chartered bank, which serves Allen, Delaware, Franklin, Hancock, Huron, Marion, Putnam, Sandusky, Van Wert and Wood counties in Ohio, with office locations in Bowling Green, Columbus Grove, Delaware, Delphos, Findlay, Gahanna, Gibsonburg, Kalida, Leipsic, Lima, Marion, Ottawa, Pemberville, Plymouth, Westerville and Worthington, Ohio.

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

Recent Developments

The progression of the COVID-19 pandemic in the United States began to have an adverse impact on our financial condition and results of operations as of and for the three months ended March 31, 2020, and is expected to have a complex and significant adverse impact on the economy, the banking industry and our Corporation in future fiscal periods, all subject to a high degree of uncertainty.

Our primary banking market area is Northwestern and Central Ohio.  In Ohio, the Governor recently ordered individuals to stay at home and non-essential businesses to cease all activities, in each case subject to limited exceptions. This order went into effect on March 15, 2020, and is currently effective through May 1, 2020. In response to this order, the Bank has been serving its customers through its drive-up windows at various branch locations and through online and mobile banking. The Bank is also permitting certain visits to its branches on a limited basis and by appointment only.

Like most states, Ohio has experienced a dramatic and sudden increase in unemployment levels as a result of the curtailment of business activities, rising from an average of 4.1% in January 2020 to an average of 5.5% in March 2020, according to the U.S. Bureau of Labor Statistics, which expects levels to rise further. To date, many of the public health and economic effects of COVID-19 have been concentrated in the largest U.S. cities, such as New York, but it is possible that similar effects will occur on a more delayed basis in smaller cities and communities, where many our banking operations are focused.

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.
●

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the paycheck protection program, or PPP program. Under the PPP program, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP program. As of this writing, a second round of funding under the PPP has become available and the Bank is working with small business customers to submit applications.  In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

●

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

●

On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope of its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020

We currently expect that the COVID-19 pandemic and the specific developments referred to above will have a significant impact on our business.  In particular, we anticipate that a significant portion of the Bank’s borrowers in the retail, restaurants, and hospitality industries will continue to endure significant economic distress, which will cause them to draw on their existing lines of credit and could adversely affect their ability and willingness to repay existing indebtedness, and is expected to adversely impact the value of collateral.  These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. In addition, we expect to see a decrease in mortgage loan originations. As a result, we anticipate that our financial condition, capital levels and results of operations will be significantly adversely affected, as described in further detail below.

We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●

We are offering payment deferrals and interest only payment options for consumer, small business, and commercial customers for up to 90 days.  We are offering payment extensions for mortgage customers for up to 90 days.

●

The Business Continuity Planning COVID-19 Response team meets regularly to manage the Corporation’s response to the pandemic and the effect on our business.  In addition, cross functional task force teams meet as needed to address specific issues such as employee and client communications, facilities, and branch services and to discuss the effect on our business.

●

We are participating in the SBA’s Paycheck Protection Program.  As of April 28, 2020, we have secured funding for over 1,100 customers for approximately $106 million and have continued participation as a result of additional funding for the program which was made available April 27, 2020.

●

In response to the outbreak and business disruption, first and foremost, we have prioritized the safety, health and well-being of our employees, customers, and communities. We have implemented a work from home policy, we have restricted lobby access at our branches and we continue to serve clients through our drive-up locations and digital platforms.

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2020, the Corporation reported net income of $1,088,000, or $0.33 basic earnings per share. This compares to the first quarter of 2019 net income of $1,814,000, or $0.55 basic earnings per share. The decrease in operating results for the first quarter of 2020 as compared to the same period in 2019 was primarily attributable to increases in the provision for loan losses of $450,000 and non-interest expense of $988,000, offset by increases in net interest income of $189,000, non-interest income of $326,000, and a decrease in the provision for income taxes of $197,000.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $7,124,000 for the first quarter of 2020, compared to $6,935,000 for the same period of 2019, an increase of $189,000 (2.7%).

The increase in net interest income for the three months ended March 31, 2020 was attributable to an increase in interest income of $246,000, offset by a $57,000 increase in interest expense. This increase in loan interest was attributable to moderate loan growth from March 2019 to March 2020, which more than offset the slight decline in rates. The average loan balance was $585.2 million for the three months ended March 31, 2020 compared to $571.1 million for the same period of 2019. The yield on average earning assets was 4.66% for three months ended March 31, 2020 compared to 4.91% for the same period of 2019.

In response to the COVID-19 pandemic, the Federal Reserve decreased the targeted federal funds rate by a total of 150 basis points in March 2020. This decrease impacts the comparability of net interest income between 2019 and 2020. We anticipate that our interest income will be significantly adversely affected in future periods as a result of the COVID-19 pandemic, including the impact  of decreases in the size of our loan portfolio and the effects of lower interest rates.

The increase in interest expense for the period was attributable to a $61.7 million increase in interest bearing deposits which more than offset the reduction in deposit rates for the comparable periods.  The cost of funds on average interest bearing liabilities was 1.25% for the three months ended March 31, 2020 compared to 1.37% for the same period of 2019.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the three months ended March 31, 2020 the net interest margin (on a taxable equivalent basis) was 3.61% compared with 3.81% for the same period in 2019. Loans and leases comprised 72.6% of interest-earning assets at March 31, 2020 compared to 76.0% of interest-earning assets at March 31, 2020. Interest-bearing deposits comprised 89.4% of average interest-bearing liabilities for the three months ended March 31, 2020, compared to 89.3% for the same period in 2019.

As a result of the recent reductions in the target federal funds interest rate, as well as the impact of the COVID-19 pandemic and related future loan charge-offs that we expect to incur, we expect that our net interest income and net interest margin will decrease in future periods. These decreases will be offset to some degree by the processing fees received from PPP financing but we cannot determine at this time what the scope of such losses or offsets might be. The processing fees will be deferred and recognized as an adjustment to interest income over the life of the loans.

Provision for Loan and Lease Losses

The Corporation’s provision for loan and lease losses is determined based upon management’s calculation of the allowance for loan and lease losses and is reflective of management’s assessment of the quality of the portfolio and overall management of the inherent credit risk of the loan and lease portfolio. Changes in the provision for loan and lease losses are dependent, among other things, on loan and lease delinquencies, collateral position, portfolio risks and general economic conditions in the Corporation’s lending markets. In assessing the adequacy of the allowance, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, and historical loan loss experience. However, there is no assurance that loan credit losses will not exceed the allowance, and any growth in the loan portfolio and the uncertainty of the general economy may require additional provisions in future periods.

A $550,000 provision for loan and lease losses was recognized during the three month period ended March 31, 2020 compared to a $100,000 provision during the three month period ended March 31, 2019 due to the economic uncertainty related to COVID-19.

We are preparing for the possibility that the provision for loan losses will increase in future periods based on our belief that the credit quality of our loan portfolio will decline and loan defaults will increase as a result of economic conditions created by the COVID-19 pandemic. See “Allowance for Loan and Lease Losses” under Financial Condition for further discussion relating to the provision for loan and lease losses.

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

For the quarter ended March 31, 2020, non-interest income was $2,834,000, compared to $2,508,000 for the first quarter of 2019, a $326,000 (13.0%) increase, which was attributable to increases in gain on sales of loans of $1,145,000 (79.6%), offset by decreases in other non-interest income of $819,000 (76.5%).

The significant increase in gain on sale of loans was attributable to increased loan origination and sales activities within the residential mortgage and governmental lending operations.  Loan sales for the first quarter of 2020 approximated $63.1 million compared to $41.0 million for the first quarter of 2019, resulting in gains on sale of loans of $2,583,000 for the quarter ended March 31, 2020, compared to $1,438,000 for the first quarter of 2019.

The decrease in other non-interest income resulted from a $799,000 decrease in mortgage banking hedging income and a $132,000 decrease in the fair value of mortgage servicing rights, offset by increases in other non-interest income. The decrease in mortgage banking hedging activity resulted from a decrease in rates in the Bank’s hedged portfolio due to market volatility. The Company recognized a $670,000 loss in hedging for the first three months of 2020 compared to a $129,000 gain in the comparable period of 2019.

We anticipate that our non-interest income may be adversely affected in future periods as a result of the COVID-19 pandemic.  Increased unemployment and recessionary concerns may adversely affect mortgage originations and mortgage banking revenue in future periods.

Non-Interest Expenses

For the quarter ended March 31, 2020, non-interest expenses were $8,210,000, compared to $7,222,000 for the first quarter of 2019, a $988,000 (13.7%) increase.  The significant quarter-over-quarter increases included salaries and benefits expense of $651,000 (15.6%), expenses related to premises and equipment of $56,000, loan fees of $95,000 (43.2%), and advertising expense of $68,000 (15.2%). The increase in salaries and benefits expense included the impact of normal inflationary wage increases coupled with a 3.9% increase in full-time equivalent employees.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended March 31, 2020, the Corporation’s efficiency ratio was 81.14%, compared to 74.76% for the same period of 2019.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2020 was $110,000 (effective rate of 9.2%), compared to $307,000 (effective rate of 14.5%) for the comparable 2019 period. The decrease in the effective tax rate was largely due to tax-exempt securities interest comprising 41.6% of pre-tax income for the three-month period ended March 31, 2020 compared to 19.5% for the comparable period in 2019.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $902.5 million at March 31, 2020, compared to $880.0 million at December 31, 2019, an increase of $22.5 million (2.5%). The increase in total assets was primarily the result of increases of $18.4 million in cash and cash equivalents due to deposit growth, $4.3 million (28.2%) in loans held for sale, and $4.1 million (2.2%) in securities available-for-sale, offset by a $3.0 million decrease in net loans, and a $1.5 million (14.8%) decrease in other assets (including accrued interest receivable). Deposits during this same period increased $18.0 million (2.5%).

Shareholders’ equity increased from $94.8 million at December 31, 2019 to $98.5 million at March 31, 2020. This increase was primarily the result of net income during the quarter ended March 31, 2020 of $1,088,000 and an increase in unrealized securities gains, net of tax of $2,949,000, offset by dividends paid of $458,000. The increase in unrealized securities gains during the quarter ended March 31, 2020, was the expected result of the recent Federal Reserve lowering the federal funds rate by 150 basis points, as well as other economic reactions to the COVID-19 pandemic.  Net unrealized gains and losses on securities are reported as accumulated other comprehensive income (loss) in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $44.8 million at March 31, 2020 and $26.4 million at December 31, 2019, including interest-bearing deposits in other banks of $33.3 million at March 31, 2020 and $17.2 million at December 31, 2019. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs especially considering the availability of other funding sources, as described below. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of March 31, 2020 totaled $180.3 million and $187.7 million, respectively, resulting in net unrealized gain before tax of $7.4 million and a corresponding after-tax increase in shareholders’ equity of $5.9 million.

Loans and Leases

The Corporation’s primary lending areas are Northwestern, West Central, and Central Ohio. Gross loans and leases totaled $574.0 million at March 31, 2020, compared to $576.4 million at December 31, 2019, a decrease of $2.4 million (0.4%). As compared to December 31, 2019, commercial and multi-family real estate loans increased $5.7 million.  All other loan categories experienced decreases aggregating $8.1 million with the largest decrease of $4.3 million coming from the commercial loan portfolio.

There are also unrecognized financial instruments at March 31, 2020 and December 31, 2019 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $141.0 million at March 31, 2020 and $133.2 million at December 31, 2019.

It's likely that loan demand will decline for the remainder of the 2020 fiscal year and into 2021 as a result of COVID-19 and the related decline in economic conditions in our market areas, leading to reductions in the growth of for our commercial and industrial loan, commercial real estate loan, residential real estate loan and consumer loan portfolios.  We are also anticipating that we could see increased line of credit utilization and a reduction in our unused commitments.

Allowance for Loan and Lease Losses

The following table presents a summary of activity in the allowance for loan and lease losses for the three month periods ended March 31, 2020 and 2019:

	(in thousands)
	Three months ended March 31,
	2020	2019
Balance, beginning of period	$4,131	$3,527
Provision for loan and lease losses	550	100
Charge offs	(9)	(28)
Recoveries	15	45
Net recoveries	6	17
Balance, end of period	$4,687	$3,644

The allowance for loan and lease losses as a percentage of gross loans and leases was 0.82% at March 31, 2020, 0.72% at December 31, 2019, and 0.63% at March 31, 2019. Based on current economic indicators, the Corporation increased the economic factors within the allowance for loan losses evaluation. We expect that the allowance for loan losses as a percent of total loans may increase in future periods based on our belief that the credit quality of our loan portfolio may decline, and loan defaults may increase as a result of COVID-19.

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

Loans and leases on non-accrual status amounted to $1.8 million and $1.0 million at March 31, 2020 and December 31, 2019, respectively. Non-accrual loans and leases as a percentage of outstanding loans amounted to 0.31% at March 31, 2020 and 0.17% at December 31, 2019.

The Corporation considers a loan or lease to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan or lease, as the case may be, based on current information and events. The Corporation had impaired loans totaling $2.1 million with $400,000 of specific reserves at March 31, 2020 and impaired loans of $1.9 million with $435,000 of specific reserves as of December 31, 2019.  The Corporation had $788,000 and $848,000, respectively, of impaired loans without specific reserves at March 31, 2020 and December 31, 2019.

The Corporation had other potential problem credits, consisting of loans graded substandard or special mention, as well as loans over 90 days past due, loans on non-accrual, and TDR loans, amounting to of $5.3 million at March 31, 2020 and $4.9 million at December 31, 2019. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans and leases using loss rates calculated considering historic net loan charge-off experience, as well as other environmental and qualitative factors. The Corporation experienced $9,000 of loan charge-offs during the first three months of 2020 compared to $28,000 during the first three months of 2019 with the charge-offs coming from the commercial and consumer loan portfolios. The Corporation also provides general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the relative loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits continue to be the most significant source of funds for the Corporation, totaling $725.1 million, or 90.2% of the Corporation’s outstanding funding sources at March 31, 2020.

Non-interest bearing deposits remain a smaller portion of the funding source for the Corporation than for most of its peers. Non-interest bearing deposits comprised 16.6% of total deposits at March 31, 2020, compared to 16.5% at December 31, 2019. We expect that deposit levels will generally decrease in future periods as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $50.0 million at March 31, 2020 and December 31, 2019, as well as $8,500,000 and $8,750,000 of term borrowings from the United Bankers’ Bank (UBB) at March 31, 2020 and December 31, 2019, respectively. The Corporation also has outstanding junior subordinated deferrable interest debentures of $12,916,000 and $12,908,000 at March 31, 2020 and December 31, 2019, respectively. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Regulatory Capital

The Corporation and Bank met all regulatory capital requirements as of March 31, 2020, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

Cash Flow from Operations

As part of the Bank's hedging program, loans held for sale are now accumulated into larger blocks before being sold.  Depending on the timing of the sales of these blocks, there could be a positive or negative impact to net income and cash flow from operations.  As of March 31, 2020, loans held for sale amounted to $19,613,000 compared to $15,301,000 as of December 31, 2019 resulting in a negative impact to cash flow from operations for the three month period ended March 31, 2020 of $4,312,000.  Similarly, there was a negative impact on cash flow from operations for the three month period ended March 31, 2019 of $2,760,000 from the increase in loans held for sale. Excluding these changes in loans held for sale, cash flow from operations for the three months ended March 31, 2020 and 2019 would have been a positive $2,838,000 and $942,000, respectively.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the three month period ended March 31, 2020. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan and lease losses.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative information about market risk from the information provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Based on that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of March 31, 2020.

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

Item 1A: Risk Factors

In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factor applies to the Corporation

The outbreak of Coronavirus Disease 2019 (“COVID-19”), or an outbreak of other highly infectious or contagious diseases, could adversely impact certain industries in which the Corporation’s customers operate and impair their ability to fulfill their obligations to the Corporation. Further, the spread of the outbreak could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Corporation operates and could potentially create widespread business continuity issues for the Corporation.

COVID-19 has caused severe disruptions in the U.S. economy at large, and for small businesses in particular, which has disrupted the Corporation’s operations. We are starting to see the impact from COVID-19 on our business, and we believe that it will be significant, adverse and potentially material. Currently, COVID-19 is spreading throughout the United States. The resulting concerns on the part of the U.S. have created a risk of a recession, reduced economic activity and caused a significant correction in the U.S. stock markets. We expect that we will experience significant disruption across our business due to these effects, leading to decreased earnings and significant slowdowns in our loan collections or loan defaults.  Increased unemployment and recessionary concerns will adversely affect mortgage originations and mortgage banking revenue in future periods.

COVID-19 may impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the retail, restaurants, and hospitality industries and/or are located in areas that are quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate and consumer loan portfolios. A prolonged quarantine or stay-at-home order would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

The Corporation relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Corporation with these services, it could negatively impact the Corporation’s ability to serve its customers. Furthermore, the outbreak could negatively impact the ability of the Corporation’s employees and customers to engage in banking and other financial transactions in the geographic area in which the Corporation operates and could create widespread business continuity issues for the Corporation. The Corporation also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market area. Although the Corporation has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

We believe that the economic impact from COVID-19 will be severe and could have a material and adverse impact on our business and that it could result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended March 31, 2020:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
01/01/20 - 01/31/20	-	$-	-	198,446

02/01/20 - 02/29/20	-	$-	-	198,446

03/01/20 - 03/31/20	-	$-	-	198,446

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

Item 3: Defaults upon Senior Securities.

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information.

None

Item 6: Exhibits

Exhibit Number	Description	Exhibit Location
3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Form 10Q for the quarter ended June 30, 2006.
3.2	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10Q for the quarter ended June 30, 2007.
4	Description of Registrant's Common Stock	Incorporated herein by reference to the Corporation's Form 10K for the year ended December 31, 2019
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CFO’s Certification	Filed herewith
99.1	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB	XBRL Taxonomy Extension Label	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date: May 8, 2020	By: /s/ Stacy A. Cox
Stacy A. Cox
Chief Financial Officer