Form 10-Q
period 2020-06-30
UNITED BANCSHARES INC/OH
filed 2020-08-04
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2020: 3,270,814.

This document contains 44 pages. The Exhibit Index is on page 37 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

 June 30, 2020 (unaudited) and December 31, 2019

	(in thousands except share data)
	June 30,	December 31,
	2020	2019
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$10,053	$9,167
Interest-bearing deposits in other banks	58,795	17,245
Total cash and cash equivalents	68,848	26,412
SECURITIES, available-for-sale	174,236	183,611
FEDERAL HOME LOAN BANK STOCK, at cost	5,598	5,302
LOANS HELD FOR SALE	23,817	15,301
LOANS AND LEASES	671,216	576,424
Less allowance for loan and lease losses	5,589	4,131
Net loans and leases	665,627	572,293
PREMISES AND EQUIPMENT, net	18,538	18,789
GOODWILL	28,616	28,616
CORE DEPOSIT INTANGIBLE ASSETS, net	718	794
CASH SURRENDER VALUE OF LIFE INSURANCE	18,803	18,613
OTHER ASSETS, including accrued interest receivable	9,246	10,283
TOTAL ASSETS	$1,014,047	$880,014
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$166,424	$116,360
Interest-bearing	664,803	590,774
Total deposits	831,227	707,134
Other borrowings	58,250	58,750
Junior subordinated deferrable interest debentures	12,925	12,908
Other liabilities	6,851	6,441
Total liabilities	909,253	785,233
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; issued 3,760,557 shares	3,761	3,761
Surplus	15,396	15,251
Retained earnings	86,698	80,629
Accumulated other comprehensive income	6,628	2,872
Treasury stock, at cost, 490,158 shares at June 30, 2020 and 492,462 shares at December 31, 2019	(7,689)	(7,732)
Total shareholders’ equity	104,794	94,781
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,014,047	$880,014

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Three and six months ended June 30, 2020 and 2019 (unaudited)

	(in thousands except share data)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans and leases, including fees	$9,051	$8,210	$16,996	$15,993
Securities:
Taxable	486	655	1,098	1,317
Tax-exempt	511	403	1,009	816
Other	30	202	207	330
Total interest income	10,078	9,470	19,310	18,456
INTEREST EXPENSE
Deposits	958	1,599	2,493	3,009
Other borrowings	534	626	1,107	1,267
Total interest expense	1,492	2,225	3,600	4,276
Net interest income	8,586	7,245	15,710	14,180
PROVISION FOR LOAN AND LEASE LOSSES	900	150	1,450	250
Net interest income after provision for loan and lease losses	7,686	7,095	14,260	13,930
NON-INTEREST INCOME
Gain on sale of loans	5,965	2,186	8,548	3,624
Net securities gains	287	-	287	-
Other non-interest income	1,869	947	2,120	2,017
Total non-interest income	8,121	3,133	10,955	5,641
NON-INTEREST EXPENSES	8,805	7,492	17,015	14,714
INCOME BEFORE INCOME TAXES	7,002	2,736	8,200	4,857
PROVISION FOR INCOME TAXES	1,334	451	1,444	758
NET INCOME	$5,668	$2,285	$6,756	$4,099
NET INCOME PER SHARE (basic and diluted)	$1.73	$0.70	$2.07	$1.25
Weighted average common shares outstanding (basic)	3,270,814	3,270,635	3,270,351	3,270,522
Weighted average common shares outstanding (diluted)	3,270,814	3,272,041	3,270,351	3,271,928

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three and six months ended June 30, 2020 and 2019 (unaudited)

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

NET INCOME	$5,668	$2,285	$6,756	$4,099

OTHER COMPREHENSIVE INCOME
Unrealized gain on securities:
Unrealized holding gains during period	1,308	2,158	5,041	4,710
Reclassification adjustments for gains included in net income	(287)	-	(287)	-
Other comprehensive income, before income taxes	1,021	2,158	4,754	4,710
Income tax expense related to items of other comprehensive income	214	453	998	989
Other comprehensive income	807	1,705	3,756	3,721
COMPREHENSIVE INCOME	$6,475	$3,990	$10,512	$7,820

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands except share data)

Six months ended June 30, 2020 and 2019 (unaudited)

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
BALANCE AT DECEMBER 31, 2019	$3,761	$15,251	$80,629	$2,872	$(7,732)	$94,781
Comprehensive income:
Net income	-	-	6,756	-	-	6,756
Other comprehensive income	-	-	-	3,756	-	3,756
2,719 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	26	-	-	43	69
Stock option expense	-	119	-	-	-	119
Cash dividends declared, $0.21 per share	-	-	(687)	-	-	(687)
BALANCE AT JUNE 30, 2020	$3,761	$15,396	$86,698	$6,628	$(7,689)	$104,794

BALANCE AT DECEMBER 31, 2018	$3,761	$14,960	$71,670	$(1,764)	$(7,683)	$80,944
Comprehensive income:
Net income	-	-	4,099	-	-	4,099
Other comprehensive loss	-	-	-	3,721	-	3,721
1,277 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	10	-	-	20	30
Stock option expense	-	110	-	-	-	110
Cash dividends declared, $0.26 per share	-	-	(850)	-	-	(850)
BALANCE AT JUNE 30, 2019	$3,761	$15,080	$74,919	$1,957	$(7,663)	$88,054

Three months ended June 30, 2020 and 2019 (unaudited)

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
BALANCE AT MARCH 31, 2020	$3,761	$15,337	$81,259	$5,821	$(7,696)	$98,482
Comprehensive income:
Net income	-	-	5,668	-	-	5,668
Other comprehensive income	-	-	-	807	-	807
415 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	-	-	-	7	7
Stock option expense	-	59	-	-	-	59
Cash dividends declared, $0.07 per share	-	-	(229)	-	-	(229)
BALANCE AT JUNE 30, 2020	$3,761	$15,396	$86,698	$6,628	$(7,689)	$104,794

BALANCE AT MARCH 31, 2019	$3,761	$15,025	$73,058	$252	$(7,663)	$84,433
Comprehensive income:
Net income	-	-	2,285	-	-	2,285
Other comprehensive income	-	-	-	1,705	-	1,705
Stock option expense	-	55	-	-	-	55
Cash dividends declared, $0.13 per share	-	-	(424)	-	-	(424)
BALANCE AT JUNE 30, 2019	$3,761	$15,080	$74,919	$1,957	$(7,663)	$88,054

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

Six months ended June 30, 2020 and 2019 (unaudited)

	(in thousands)
	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES	$(1,671)	$1,638

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls and maturities of available-for-sale securities	32,317	26,491
Purchases of available-for-sale securities	(18,373)	(29,510)
Purchases of FHLB stock	(296)	-
Proceeds from sale of other real estate owned	-	68
Net increase in loans and leases	(92,383)	(10,585)
Purchases of premises and equipment	(111)	(183)
Net cash used in investing activities	(78,846)	(13,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	124,071	22,962
Repayments of other borrowings	(500)	(6,193)
Proceeds from sale of treasury shares	69	30
Cash dividends paid	(687)	(850)
Net cash provided by financing activities	122,953	15,949
NET INCREASE IN CASH AND CASH EQUIVALENTS	42,436	3,868
CASH AND CASH EQUIVALENTS
At beginning of period	26,412	16,475
At end of period	$68,848	$20,343
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$3,635	$4,258
Federal income taxes	$-	$-
Non-cash investing activities:
Change in net unrealized gain or loss on available-for-sale securities	$(4,754)	$4,710

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2020

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet as of December 31, 2019 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance in this update eliminates the Step 2 from the goodwill impairment test. For public companies, this update is effective for interim and annual periods beginning after December 15, 2019. The Corporation adopted ASU 2017-04 effective January 1, 2020 but the new guidance did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU eliminates, adds, and modifies certain disclosure requirements for estimated fair value measurements.  Among the changes, entities will no longer be required to disclose the amount of and reasons for transfer between Level 1 and Level 2 of the estimated fair value hierarchy, but will be required to disclose the range and weighted-average used to develop significant unobservable inputs for Level 3 estimated fair value measurements.  ASU 2018-13 is effective for all entities for interim and annual reporting periods beginning after December 15, 2019.  The Corporation adopted ASU 2018-13 effective January 1, 2020.  The revised disclosure requirements did not have a significant impact on the consolidated financial statements.

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

NOTE 3 - SECURITIES

The amortized cost, unrealized gains and losses, and fair value of available-for-sale securities as of June 30, 2020 and December 31, 2019 are as follows:

	(in thousands)
June 30, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$72,368	$4,931	$-	$77,299
Mortgage-backed	92,455	3,448	4	95,899
Other	1,023	15	-	1,038

Total	$165,846	$8,394	$4	$174,236

	(in thousands)
December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$70,043	$2,593	$82	$72,554
Mortgage-backed	108,907	1,292	158	110,041
Other	1,025	-	9	1,016

Total	$179,975	$3,885	$249	$183,611

NOTE 4 – LOANS AND LEASES

The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the six month periods ended June 30, 2020 and 2019:

	(in thousands)
	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Balance at December 31, 2019	$592	$2,536	$939	$64	$4,131
Provision charged to expenses	204	897	331	18	1,450
Losses charged off	(8)	-	(4)	(10)	(22)
Recoveries	7	11	12	-	30
Balance at June 30, 2020	$795	$3,444	$1,278	$72	$5,589

Balance at December 31, 2018	$576	$2,355	$534	$62	$3,527
Provision charged to expenses	28	(98)	315	5	250
Losses charged off	(25)	-	-	(4)	(29)
Recoveries	14	94	8	-	116
Balance at June 30, 2019	$593	$2,351	$857	$63	$3,864

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment method as of June 30, 2020 and December 31, 2019:

	(in thousands)
June 30, 2020	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$-	$84	$490	$-	$574
Collectively evaluated for impairment	795	3,360	788	72	5,015
Total allowance for loan and lease losses	$795	$3,444	$1,278	$72	$5,589

Loans and leases:
Individually evaluated for impairment	$-	$1,585	$1,288	$-	$2,873
Acquired with deteriorated credit quality	60	128	-	-	188
Collectively evaluated for impairment	109,884	369,972	181,002	7,297	668,155
Total ending loans and leases balance	$109,944	$371,685	$182,290	$7,297	$671,216

December 31, 2019	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$-	$93	$342	$-	$435
Collectively evaluated for impairment	592	2,443	597	64	3,696
Total allowance for loan and lease losses	$592	$2,536	$939	$64	$4,131

Loans and leases:
Individually evaluated for impairment	$-	$1,499	$1,279	$-	$2,778
Acquired with deteriorated credit quality	61	127	-	-	188
Collectively evaluated for impairment	122,844	365,988	76,379	8,247	573,458
Total ending loans and leases balance	$122,905	$367,614	$77,658	$8,247	$576,424

The average recorded investment in impaired loans and leases (excluding loans and leases acquired with deteriorated credit quality) for the six month period ended June 30, 2020 was $2,897,000 compared to $1,821,000 for the six month period ended June 30, 2019. There was $574,000 of allowance for loan and lease losses specifically reserved as of June 30, 2020 for impaired loans compared to $392,000 as of June 30, 2019. Additionally, there was approximately $23,000 in interest income recognized by the Corporation on impaired loans and leases on an accrual or cash basis for the six month period ended June 30, 2020 and $139,000 for the six month period ended June 30, 2019.

The following table presents the recorded investment in nonaccrual loans and leases, loans and leases past due over 90 days still on accrual and troubled debt restructurings by class of loans as of June 30, 2020 and December 31, 2019. Nonaccrual loans primarily consist of smaller dollar homogenous loans that are collectively evaluated for impairment.

	(in thousands)
June 30, 2020	Nonaccrual	Loans and leases past due over 90 days still accruing	Accruing Troubled Debt Restructurings
Residential 1-4 family real estate	$467	$498	$213
Commercial and multi family real estate	1,227	-	590
Agricultural real estate	19	-	-
Commercial	19	-	771
Agriculture	-	-	-
Consumer	-	-	-
Total	$1,732	$498	$1,574

December 31, 2019
Residential 1-4 family real estate	$414	$138	$223
Commercial and multi family real estate	545	-	623
Agricultural real estate	4	-	-
Commercial	-	-	772
Agriculture	-	-	-
Consumer	-	-	-
Total	$963	$138	$1,618

The following table presents the aging of the recorded investment in past due loans and leases as of June 30, 2020 and December 31, 2019 by class of loans and leases:

	(in thousands)
June 30, 2020	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Residential 1-4 family real estate	$2,093	$273	$826	$3,192	$106,752	$109,944
Commercial and multi family real estate	389	-	996	1,385	333,384	334,769
Agricultural real estate	-	-	17	17	36,899	36,916
Commercial	600	-	19	619	170,405	171,024
Agriculture	-	-	-	-	11,266	11,266
Consumer	14	-	-	14	7,283	7,297
Total	$3,096	$273	$1,858	$5,227	$665,989	$671,216

December 31, 2019
Residential 1-4 family real estate	$2,709	$99	$322	$3,130	$119,775	$122,905
Commercial and multi family real estate	177	302	15	494	332,161	332,655
Agricultural real estate	-	-	-	-	34,959	34,959
Commercial	-	57	5	62	67,826	67,888
Agriculture	-	-	-	-	9,770	9,770
Consumer	2	-	-	2	8,245	8,247
Total	$2,888	$458	$342	$3,688	$572,736	$576,424

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

The following table provides a summary of the loan portfolio risk grades, as applicable, based on the most recent analysis performed, as of June 30, 2020 and December 31, 2019. The Corporation risk rates all commercial and commercial real estate loans.

As of June 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans and leases is as follows:

	(in thousands)
June 30, 2020	Pass	Special Mention	Substandard	Doubtful	Not rated
Residential 1 - 4 family	$7,490	$-	$-	$-	$102,454
Commercial and multi- family real estate	364,745	1,914	3,318	-	1,708
Commercial	61,237	902	1,623	-	118,528
Consumer	34	-	-	-	7,263
Total	$433,506	$2,816	$4,941	$-	$229,953

December 31, 2019
Residential 1 - 4 family	$9,219	$-	$-	$-	$113,686
Commercial and multi- family real estate	362,519	1,797	3,258	-	40
Commercial	75,559	410	1,688	-	1
Consumer	45	-	-	-	8,202
Total	$447,342	$2,207	$4,946	$-	$121,929

The Corporation considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans and leases not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans and leases that are not risk rated, based on payment activity as of June 30, 2020 and December 31, 2019:

	(in thousands)
June 30, 2020	Residential 1-4 family	Commercial and multi-family real estate	Commercial	Consumer	Total

Performing	$101,628	$1,692	$118,527	$7,263	$229,110
Nonperforming	826	16	1	-	843
Total	$102,454	$1,708	$118,528	$7,263	$229,953

December 31, 2019

Performing	$113,364	$24	$-	$8,202	$121,590
Nonperforming	322	16	1	-	339
Total	$113,686	$40	$1	$8,202	$121,929

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

There were no modifications for TDR loans and leases for which there was a payment default during the six month period ended June 30, 2020.  As a result of the COVID-19 pandemic, payment deferrals and interest only payment options for consumer, small business, and commercial customers for up to 90 days were offered.  Payment extensions of up to 90 days for mortgage customers were also offered. As of June 30, 2020, 138 loans were modified or extended, approximating $47.3 million.  These modifications and extensions are not considered TDR's.

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

The following is information related to loans and leases acquired in these transactions, including purchased impaired loans:

	The Ohio State Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2019	$13,047	$(430)	$12,617
Change due to payments received	(1,266)	52	(1,214)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at June 30, 2020	$11,781	$(378)	$11,403

Purchased Impaired Loans and Leases
Balance at December 31, 2019	$160	$(134)	$26
Change due to payments received	(44)	71	27
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at June 30, 2020	$116	$(63)	$53

	Benchmark Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2019	$58,953	$(1,177)	$57,776
Change due to payments received	(13,488)	359	(13,129)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at June 30, 2020	$45,465	$(818)	$44,647

Purchased Impaired Loans and Leases
Balance at December 31, 2019	$354	$(192)	$162
Change due to payments received	(46)	20	26
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at June 30, 2020	$308	$(172)	$136

There was no provision for loan and lease losses recognized during the six month periods ended June 30, 2020 and 2019 related to the acquired loans as there was no significant change to the credit quality of the loans during the period.

NOTE 5 – OTHER BORROWINGS

Other borrowings consists of the following at June 30, 2020 and December 31, 2019:

	(in thousands)
	June 30,	December 31,
	2020	2019
Federal Home Loan Bank:
Secured note, with interest at 1.72%, due September, 2020	$6,000	$6,000
Secured note, with interest at 2.90%, due June, 2021	8,000	8,000
Secured note, with variable interest, at 0.57% at June 30, 2020 and 2.13% at December 31, 2019, due September, 2021	7,000	7,000
Secured note, with interest at 1.86%, due September, 2021	6,000	6,000
Secured note, with interest at 2.94%, due December, 2021	8,000	8,000
Secured note, with interest at 2.98%, due June, 2022	9,000	9,000
Secured note, with interest at 1.97%, due September, 2022	6,000	6,000
United Bankers Bank
Note payable, with interest at 4.875% and $250,000 principal payments payable quarterly with any remaining unpaid principal, due September 1, 2022. All Union Bank stock is held as collateral.	8,250	8,750
Total other borrowings	$58,250	$58,750

Federal Home Loan Bank borrowings are secured by Federal Home Loan Bank stock and eligible mortgage loans approximating $179,115,000 and $186,076,000 at June 30, 2020 and December 31, 2019 respectively.

Future maturities of other borrowings are as follows: 2020, $6,500,000; 2021, $30,000,000; and 2022, $21,750,000.

NOTE 6 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR, amounting to 3.43% at June 30, 2020 and 5.10% at December 31, 2019. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through the OSB acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of June 30, 2020 and December 31, 2019 was $2,625,000 and $2,608,000, respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR, amounting to 3.89% at June 30, 2020 and 4.78% at December 31, 2019.

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

Interest expense on the debentures amounted to $299,000 and $377,000 for the six month periods ended June 30, 2020 and 2019, respectively, and is included in other borrowings interest expense in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 include available-for-sale securities, which are valued using Level 1 and Level 2 inputs, as well as mortgage servicing rights, amounting to $910,000 at June 30, 2020 and $1,061,000 at December 31, 2019, which are valued using Level 3 inputs. Financial assets measured at fair value on a nonrecurring basis at June 30, 2020 include loans classified as impaired totaling $1,524,000 compared to $1,495,000 at December 31, 2019.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended June 30, 2020, due to the lack of observable quotes in inactive markets for those instruments at June 30, 2020.

The tables below present a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month period ended June 30, 2020 and for the year ended December 31, 2019:

	(in thousands)
	June 30,	December 31,
	2020	2019
Mortgage Servicing Rights
Balance at beginning of period	$1,061	$1,313
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	337	192
Disposals - amortization based on loan payments and payoffs	(179)	(186)
Changes in fair value	(309)	(258)
Balance at end of period	$910	$1,061

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

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at June 30, 2020 and December 31, 2019.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at June 30, 2020 and December 31, 2019 were as follows:

	(in thousands)
	June 30, 2020		December 31, 2019
	Carrying amount	Fair value	Carrying amount	Fair value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$68,848	$68,848	$26,412	$26,412	1
Securities, including FHLB stock	179,834	179,834	188,913	188,913	2,3
Loans held for sale	23,817	23,817	15,301	15,301	3
Net loans and leases	665,627	666,773	572,293	572,936	3
Mortgage servicing rights	910	910	1,061	1,061	3
Hedging assets	3,282	3,282	970	970	3
Total Financial Assets	$942,318	$943,464	$804,950	$805,593

FINANCIAL LIABILITIES
Deposits
Maturity	$167,454	$168,981	$197,391	$197,428	3
Non-maturity	663,773	663,773	509,743	509,743	1
Other borrowings	58,250	58,959	58,750	58,692	3
Junior subordinated deferrable interest debentures	12,925	8,195	12,908	11,067	3
Hedging liabilities	435	435	27	27	3
Total Financial Liabilities	$902,837	$900,343	$778,819	$776,957

The above summary does not include accrued interest receivable or cash surrender value of life insurance, which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at June 30, 2020 and December 31, 2019 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounted to $153,251,000 at June 30, 2020 and $133,220,000 at December 31, 2019. Such amounts are also considered to be the estimated fair values.

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

Loans and leases:

Fair value for loans and leases was estimated for portfolios of loans and leases with similar financial characteristics. For adjustable rate loans, which re-price at least annually and generally possess low risk characteristics, the carrying amount is believed to be a reasonable estimate of fair value. For fixed rate loans, the fair value is estimated based on a discounted cash flow analysis, considering weighted average rates and terms of the portfolio, adjusted for credit and interest rate risk inherent in the loans. Fair value for nonperforming loans is based on recent appraisals or estimated discounted cash flows.  The fair value disclosures for both fixed and adjustable rate loans were adjusted to reflect the exit price amount anticipated to be received from the sale of the loans in an open market transaction.

Mortgage servicing rights:

The fair value for mortgage servicing rights is determined based on an analysis of the portfolio by an independent third party.

Deposit liabilities:

The fair value of core deposits, including demand deposits, savings accounts, and certain money market deposits, is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated using the rates offered at quarter end for deposits of similar remaining maturities. The estimated fair value does not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the marketplace. The fair value disclosures for all of the deposits were adjusted to reflect the exit price amount anticipated to be received from sale of the deposits in an open market transaction.

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

The Corporation has issued 30,151 options during 2017 at an exercise price of $21.70, 31,267 options during 2018 at an exercise price of $23.30, and 33,853 options during 2019 at an exercise price of $22.97 under the Plan. Following is a summary of activity for stock options for the six month periods ended June 30, 2020 and June 30, 2019:

	June 30,	June 30,
	2020	2019
Outstanding, beginning of period	117,647	93,069
Granted	-	33,853
Exercised	-	-
Forfeited	-	-
Outstanding, end of period	117,647	126,922
Weighted average exercise price at end of quarter	$21.81	$21.81

The options vest over a three-year period on the anniversary of the date of grant. At June 30, 2020, 68,317 options were vested compared to 31,718 options vested at June 30, 2019 and outstanding options had a weighted average remaining contractual term of 7.7 years.

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

Total compensation expense related to the stock options granted in 2017, net of forfeitures, is expected to be $192,000 and is being recognized ratably over the 36 month period beginning August 1, 2017. Total compensation expense related to the stock options granted in 2018, net of forfeitures, is expected to be $213,000 and is being recognized ratably over the 36 month period beginning September 1, 2018. Total compensation expense related to the stock options granted in 2019 is expected to be $263,000 and is being recognized ratably over the 36 month period beginning July 1, 2019. Stock option expense for outstanding awards amounted to $59,000 and $119,000 for the quarter and six months ended June 30, 2020 and $55,000 and $111,000 for the quarter and six months ended June 30, 2019.

NOTE 10 – NON-INTEREST INCOME

The Corporation’s revenue from contracts with customers within the scope of ASC 606 is recognized in noninterest income.  The material groups of noninterest income are defined as follows:

Service charges on deposit accounts:

Service charges on deposit accounts primarily consist of account analysis fees, monthly maintenance fees, overdraft fees, and other deposit account related fees.  Overdraft fees and certain service charges are fixed and the performance obligation is typically satisfied at the time of the related transaction.  The consideration for analysis fees and monthly maintenance fees are variable as the fee can be reduced if the customer meets certain qualifying metrics.  The Corporation’s performance obligations are satisfied at the time of the transaction or over the course of a month.

Interchange fee income:

The Corporation earns interchange fees from debit and credit cardholder transactions conducted through the MasterCard payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrently with the transaction processing services provided to the cardholder.

Wealth management income:

The Corporation earns wealth management and investment brokerage fees from its services with customers to manage assets for investment, to provide advisory services, and for account transactions.  Fees are based on the market value of the assets under management and are recognized monthly as the Corporation’s performance obligations are met.  Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed.  Other related services are based on a fixed fee schedule and the revenue is recognized when the services are rendered, which is when the Corporation has satisfied its performance obligation.

The following table presents the Corporation’s non-interest income for the six months ended June 30, 2020 and 2019.  Items outside the scope of ASC 606 are noted as such.

	Six Months ended June 30,
	2020	2019
Service charges on deposit accounts	$566	$710
Gain on sale of loans (1)	8,548	3,624
Net securities gains (1)	287	-
Change in fair value of mortgage servicing rights (1)	(309)	(282)
Increase in cash surrender value of life insurance (1)	190	193
Other
Credit and debit card interchange fees	703	699
Wealth management	167	154
Net loan servicing fees (1)	86	178
Other non-interest income	717	365
Total non-interest income	$10,955	$5,641

(1) Not within the scope of ASC 606

NOTE 11 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after June 30, 2020 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2020 have been recognized in the consolidated financial statements for the period ended June 30, 2020. Events or transactions that provided evidence about conditions that did not exist at June 30, 2020 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended June 30, 2020.

On July 21, 2020, the Corporation's Board of Directors approved a cash dividend of $0.14 per common share payable September 15, 2020 to shareholders of record at the close of business on August 31, 2020.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
	2020	2019	2020	2019
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	2.30%	1.07%	1.44%	0.97%
Average tangible shareholders’ equity (non-GAAP) (a)	32.00%	16.40%	19.47%	15.16%
Net interest margin (non-GAAP) (a)	3.87%	3.80%	3.74%	3.77%
Efficiency ratio (non-GAAP) (a)	51.82%	71.25%	63.14%	73.36%
Average shareholders’ equity to average assets	10.16%	9.94%	10.55%	9.89%
Loans to deposits (end of period) (b)	84.02%	84.54%	84.02%	84.54%
Allowance for loan losses to loans (end of period)	0.83%	0.67%	0.83%	0.67%

Book value per share	$32.04	$26.92	$32.04	$26.92

(a)

Some of the financial measures included in this table are not measures of financial performance recognized by U.S. Generally Accepted Accounting Principles, or GAAP. These non-GAAP financial measures include tangible book value, return on average tangible equity, net interest margin (tax-equivalent), and the efficiency ratio. Management uses these non-GAAP financial measures in its analysis of its performance, and believes financial analysts and investors frequently use these measures, and other similar measures, to evaluate capital adequacy. Reconciliations of non-GAAP disclosures used in this table to the comparable GAAP measures are provided in the accompanying table. Management, as well as regulators, financial analysts and other investors may use these measures in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions.

These non-GAAP financial measures should not be considered in isolation or as a substitute for total shareholders’ equity, total assets, book value per share, return on average assets, return on average equity, or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate these non-GAAP financial measures may differ from that of other companies reporting measures with similar names.

(b)	Includes loans held for sale

Reconciliation of common shareholders' equity to tangible common equity	June 30, 2020	June 30, 2019
Shareholders' equity	$104,794	$88,054
Less goodwill and other intangibles	29,334	29,490
Tangible common equity	$75,458	$58,564
Average shareholders' equity	$98,766	$83,590
Less average goodwill and other intangibles	29,367	29,525
Average tangible common equity	$69,399	$54,065

Tangible Book Value per Common Share
Tangible common equity (a)	$75,458	$58,564
Total common shares issued and outstanding (b)	3,270,814	3,270,635
Tangible book value per common share (a)/(b)	$23.07	$17.91

Return on Average Tangible Equity
Net income, annualized ( c )	$13,512	$8,198
Average tangible common equity (d)	$69,399	$54,065
Return on average tangible common equity (c/d)	19.47%	15.16%

Net Interest Margin, Tax- Equivalent
Net interest income, annualized	$31,420	$28,360
Tax-equivalent adjustment	568	472
Tax-equivalent net interest income, annualized (e)	$31,988	$28,832
Average earning assets (f)	$855,581	$763,812
Net interest margin, tax equivalent (e)/(f)	3.74%	3.77%

Efficiency Ratio, Tax-Equivalent
Non-interest expense (g)	$17,015	$14,714
Tax-equivalent net interest income	15,994	14,416
Non-interest income	10,955	5,641
Total revenue (h)	$26,949	$20,057
Efficiency ratio (g)/(h)	63.14%	73.36%

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

Recent Developments

The progression of the COVID-19 pandemic in the United States began to have an adverse impact on the local and national economy during the latter part of the first quarter of 2020 and will likely have a complex and significant adverse impact on the economy, the banking industry and our Corporation in future fiscal periods, all subject to a high degree of uncertainty.

Our primary banking market area is Northwestern and Central Ohio.  In Ohio, the Governor ordered individuals to stay at home and non-essential businesses to cease all activities, in each case subject to limited exceptions. This order went into effect on March 15, 2020, and was effective through May 1, 2020. In response to this order, the Bank continued to serve its customers through its drive-up windows at various branch locations and through online and mobile banking. Beginning July 13, 2020 all branch locations reopened to customers with protective measures in place. However, many of the Corporation's employees continue to work remotely.

Like most states, Ohio has experienced a dramatic and sudden increase in unemployment levels as a result of the curtailment of business activities, rising from an average of 4.1% in January 2020 to an average of 13.7 % in May 2020, according to the U.S. Bureau of Labor Statistics, which expects levels to rise further. To date, many of the public health and economic effects of COVID-19 have been concentrated in the largest U.S. cities, but it is possible that similar effects will occur on a more delayed basis in smaller cities and communities, where many of our banking operations are focused.

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.
●

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the paycheck protection program, or PPP program. Under the PPP program, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders who enrolled in the program, subject to limitations and eligibility criteria. The Bank participated as a lender in the PPP program, originating over 1,500 loans totaling $118.0 million during the second quarter of 2020.  In addition, the CARES Act provides financial institutions the option to suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

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

●

On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP can exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility makes short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope of its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers.  The program expires August 8, 2020 unless extended by Congress.

We expect that the COVID-19 pandemic and the specific developments referred to above will have a significant impact on our business.  In particular, we anticipate that a significant portion of the Bank’s borrowers in the retail, restaurants, and hospitality industries may endure significant economic distress, which will cause them to draw on their existing lines of credit and could adversely affect their ability and willingness to repay existing indebtedness, and could adversely impact the value of collateral.  These developments, together with general economic conditions may also impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. We anticipate that our financial condition, capital levels and results of operations could be adversely affected going forward. The low interest rate environment during the second quarter of 2020 enabled the Corporation to originate a record number of mortgage loans resulting in $8.5 million of gains on sale of loans during the six month period ended June 30, 2020.  The Corporation's second quarter operations were also bolstered by the aforementioned PPP loan origination activity, including the recovery of $1.0 million of non-interest expenses and amortization of $337,000 into interest income of PPP loan origination fees.

We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●

We offered payment deferrals and interest only payment options for consumer, small business, and commercial customers for up to 90 days.  We also offered payment extensions of up to 90 days for mortgage customers. As of June 30, 2020, we have modified or extended 138 loans, approximating $47.3 million.

●

We formed a Business Continuity Planning COVID-19 Response team which meets regularly to manage the Corporation’s response to the pandemic and the effect on our business.  In addition, cross functional task force teams meet as needed to address specific issues such as employee and client communications, facilities, and branch services and to discuss the effect on our business.

●

We are participating in the SBA’s Paycheck Protection Program.  As of June 30, 2020, we have secured funding for over 1,500 customers for loans approximating $118.0 million.  The program expires August 8, 2020 unless extended by Congress.

●

In response to the outbreak and business disruption, first and foremost, we have prioritized the safety, health and well-being of our employees, customers, and communities. We have implemented a work from home policy, we have implemented protective measures for customers who choose branch access and we continue to serve customers through our drive-up locations and digital platforms.

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2020, the Corporation reported net income of $5,668,000, or $1.73 basic earnings per share. This compares to the second quarter of 2019 net income of $2,285,000, or $0.70 basic earnings per share. The increase in operating results for   the second quarter of 2020 as compared to the same period in 2019 was primarily attributable to an increase in net interest income of $1,341,000, and an increase in non-interest income of $4,988,000, offset by an increase in the provision for loan losses of $750,000,   an increase in non-interest expenses of $1,313,000, and an increase in the provision for income taxes of $883,000. For the quarter ended June 30, 2020, $1.0 million of fees received from the Small Business Administration was recorded as a reduction to non-interest expenses to cover PPP loan origination costs and $337,000 of deferred fees was amortized into interest income.  The remaining $3.4 million of fees received from the SBA have been deferred and will be amortized into interest income over the two year life of the loans. The increase in net interest income resulted from additional interest and the $337,000 in loan fees generated through the PPP loan program,  as well as a decrease in deposit interest rates.  The increase in the provision for loan losses was due to loan growth and allocations of reserves for the uncertainties related to COVID-19.

Net income for the six months ended June 30, 2020 totaled $6,756,000, or $2.07 basic earnings per share, compared to $4,099,000, or $1.25 basic earnings per share for the same period in 2019, an increase of $2,657,000 (64.8%).  The increase in operating results   for the six month period ended June 30, 2020 as compared to the six month period ended June 30, 2019 was primarily attributable to increases in net interest income of $1,530,000, and non-interest income of $5,314,000, offset by an increase in the provision for loan losses of $1,200,000, an increase in non-interest expenses of $2,301,000, and an increase in the provision for income taxes of $686,000. Similar to the second quarter results, the increase in net interest income for the six month period resulted from interest and fees on PPP loans and lower deposit interest rates, and the increase in the provision for loan losses was attributable to loan growth and additional reserves in response to the COVID-19 uncertainties.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $8,586,000 for the second quarter of 2020, compared to $7,245,000 for the same period of 2019, an increase of $1.3 million  (18.5%).   Net interest income was $15,710,000 for the six months ended June 30, 2020 compared to $14,180,000 for the same period of 2019, an increase of $1.5 million (10.8%)

The increase in net interest income for the six months ended June 30, 2020 was attributable to an increase in interest income of $854,000 and a $676,000 decrease in interest expense. The increase in interest income was primarily attributable to interest and $337,000 in loan fees generated through PPP loan originations.  The remaining $3.4 million of fees received from the SBA have been deferred and will be amortized into interest income over the two year life of the loans. The PPP program is set to expire on August 8, 2020 unless extended by Congress.  The bulk of the income resulting from PPP loans is from the SBA fees payable in connection with the origination of the loans, and not from interest to be paid on such loans from the borrower, as management expects most of its PPP loan portfolio to be forgiven. The average loan balance was $631.2 million for the six months ended June 30, 2020 compared to $575.8 million for the same period of 2019. The yield on average earning assets was 4.61% for six months ended June 30, 2020 compared to 4.93% for the same period of 2019.

In response to the COVID-19 pandemic, the Federal Reserve decreased the targeted federal funds rate by a total of 150 basis points (1.5%) in March 2020. This decrease impacts the comparability of net interest income between 2019 and 2020, especially for the second quarter. Our interest income could be significantly adversely affected in future periods as a result of the COVID-19 pandemic, including the impact of decreases in the size of our loan portfolio, the effects of lower interest rates and possible increases of non-accrual loans.

The decrease in interest rates by the Federal Reserve resulted in a decrease in the cost of average interest bearing liabilities to 1.04% for the six months ended June 30, 2020 compared to 1.39% for the same period of 2019.  This decrease more than offset the $79.8 million increase in average interest bearing deposits at June 30, 2020 compared to June 30, 2019.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the quarter and six months ended June 30, 2020 the net interest margin (on a taxable equivalent basis) was 3.87% and 3.74% compared with 3.80% and 3.77% for the same period in 2019. Loans and leases comprised 73.8% of interest-earning assets at June 30, 2020 compared to 75.0% of interest-earning assets at June 30, 2019.  Interest-bearing deposits comprised 90.3% of average interest-bearing liabilities at June 30, 2020, compared to 89.3% for the same period in 2019.

As a result of the recent reductions in the target federal funds interest rate, as well as the impact of the COVID-19 pandemic and related future loan charge-offs and increases in non-accrual loans which we believe may occur, we expect that our net interest income and net interest margin will decrease in future periods. These decreases will be offset to some degree through recognition of deferred loan fees received from the SBA for PPP loan financing, but we cannot determine at this time what the scope of such losses or offsets might be. The SBA loan fees are deferred and being recognized as an adjustment to interest income over the life of the loans. The timing of such will be impacted by the timing and level of loan forgiveness granted by the SBA.

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

A $1,450,000 provision for loan and lease losses was recognized during the six month period ended June 30, 2020 compared to a $250,000 provision during the six month period ended June 30, 2019 due to the economic uncertainty related to COVID-19.

We are preparing for the possibility that the provision for loan losses could increase in future periods based on our belief that the credit quality of our loan portfolio may decline and loan defaults may increase as a result of economic conditions created by the COVID-19 pandemic. See “Allowance for Loan and Lease Losses” under Financial Condition for further discussion relating to the provision for loan and lease losses.

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

For the quarter ended June 30, 2020, non-interest income was $8,121,000, compared to $3,133,000 for the second quarter of 2019, a $4,988,000 (159.2%) increase, which was attributable to increases in gain on sales of loans of $3,779,000, gain on sales of securities of $287,000, and other non-interest income of $921,000 (97.3%).

For the six months ended June 30, 2020, non-interest income was $10,955,000 compared to $5,641,000 for the same period in 2019, an increase of $5,314,000 (94.2%), which was attributable to increases in gain on sales of loans of $4,924,000, gain on sales of securities of $287,000, and other non-interest income of $103,000.  In response to possible liquidity concerns at the the time, the Corporation sold certain investment securities during the second quarter of 2020 resulting in the aforementioned gains of $287,000.

The significant increase in gain on sale of loans was attributable to increased loan origination and sales activities within the residential mortgage and governmental lending operations along with an increase in the average gain on sale per loan.  Loan sales for the second quarter of 2020 were 516 loans closed totaling $138.0 million compared to 220 loans closed totaling $52.7 million for the second quarter of 2019, resulting in gains on sale of loans of $5,965,000 for the quarter ended June 30, 2020 compared to $2,186,000 for the quarter ended June 30, 2019.  Loan sales year to date in 2020 were 784 loans closed totaling $201.2 million compared to 385 loans closed totaling $89.6 million for the same period in 2019, resulting in gains on sale of loans of $8,548,000 for the six months ended June 30, 2020 compared to $3,624,000 for the six months ended June 30, 2109. The average gain on sale approximated $10,000 per loan during the first six months of 2020 compared to $8,000 for the same period of 2019.

Gain on sales of securities amounted to $287,000 for the quarter ended June 30, 2020.  There were no gains or losses for the quarter or six month period ended June 30, 2019. In response to possible liquidity concerns at the time, the Corporation sold certain investment securities during the second quarter of 2020 resulting in the aforementioned gains of $287,000.

Other non-interest income was $1,869,000 for the quarter ended June 30, 2020 compared to $947,000 for the comparable period in 2019, an increase of $922,000. This was due to a $1.0 million increase in mortgage banking hedge income. For the six months ended June 30, 2020 other non-interest income was $2,120,000 compared to $2,017,000.

We anticipate that our non-interest income may be adversely affected in future periods as a result of the COVID-19 pandemic.  Increased unemployment and recessionary concerns may adversely affect mortgage originations and mortgage banking revenue in future periods.

Non-Interest Expenses

For the quarter ended June 30, 2020, non-interest expenses were $8,805,000, compared to $7,492,000 for the second quarter of 2019, a $1,313,000 (17.5%) increase.  The significant quarter-over-quarter increases included salaries and benefits expense of $844,000 (19.5%), loan fees of $217,000, data processing expenses of $118,000, and consultant fees of $172,000.

For the six month period ended June 30, 2020, non-interest expenses were $17,015,000 compared to $14,714,000 for the same period of 2019, a $2,301,000 (15.6%) increase, which was attributable to increases in salaries and benefits expense of $1,495,000, loan fees of $312,000, data processing expenses of $143,000, and an increase in consultant fees of $170,000.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended June 30, 2020, the Corporation’s efficiency ratio was 51.82%, compared to 71.25% for the same period of 2019.  For the six months ended June 30, 2020 the Corporation's efficiency ratio was 63.14% compared to 73.36% for the same period of 2019

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2020 was $1,334,000 (effective rate of 19.1%), compared to $451,000 (effective rate of 16.5%) for the comparable 2019 period. The provision for the six month period ended June 30, 2020 was $1,444,000 (effective rate of 17.6%) compared to $758,000 (effective rate of 15.6%) for the comparable 2019 period.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $1.0 billion at June 30, 2020, compared to $880.0 million at December 31, 2019, an increase of $137.4 million (15.6%). The increase in total assets was primarily the result of increases of $96.7 million (16.9%) in net loans, $42.4 million (160.7%) in cash and cash equivalents due to deposit growth, $8.5 million (55.7%) in loans held for sale, offset by a decrease of $9.4 million (5.1%) in securities available-for-sale, and a decrease of $1.0 million (10.1%) in other assets (including accrued interest receivable). Deposits during this same period increased $124.0 million (17.6%).

Shareholders’ equity increased from $94.8 million at December 31, 2019 to $104.8 million at June 30, 2020. This increase was primarily the result of net income during the six month period ended June 30, 2020 of $6,756,000 and an increase in unrealized securities gains, net of tax of $3,756,000, offset by dividends paid of $687,000. The increase in unrealized securities gains during the six month period ended June 30, 2020, was attributable to the Federal Reserve decreasing the Federal Funds Target Rate by 150 basis points (1.50%) during March 2020, in response to the COVID-19 pandemic. Net unrealized gains and losses on securities are reported as accumulated other comprehensive income (loss) in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $68.8 million at June 30, 2020 and $26.4 million at December 31, 2019, including interest-bearing deposits in other banks of $58.8 million at June 30, 2020 and $17.2 million at December 31, 2019. The increase in cash and cash equivalents was due to the PPP loans as they increased both deposits and cash. Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs especially considering the availability of other funding sources, as described below. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of June 30, 2020 totaled $165.8 million and $174.2 million, respectively, resulting in net unrealized gain before tax of $8.4 million and a corresponding after-tax increase in shareholders’ equity of $6.6 million.

Loans and Leases

The Corporation’s primary lending areas are Northwestern, West Central, and Central Ohio. Gross loans and leases totaled $671.2 million at June 30, 2020, compared to $576.4 million at December 31, 2019, an increase of $94.8 million (16.4%). As compared to December 31, 2019, commercial loans increased $104.6 million due to PPP loan originations, commercial and multi-family real estate loans increased $4.1 million.  All other loan categories experienced decreases aggregating $13.9 million with the largest decrease of $13.0 million (10.5%) coming from the residential 1-4 family real estate loan portfolio.

There are also unrecognized financial instruments at June 30, 2020 and December 31, 2019 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $153.3 million at June 30, 2020 and $133.2 million at December 31, 2019.

It's likely that loan demand will decline for the remainder of the 2020 fiscal year and into 2021 as a result of COVID-19 and the related decline in economic conditions in our market areas, leading to reductions in the growth of for our commercial and industrial loan, commercial real estate loan, residential real estate loan and consumer loan portfolios. The PPP loan program expires August 8, 2020 unless extended by Congress. Existing PPP loan balances could decrease significantly by year end as forgiveness guidelines are formalized. We are also anticipating that we could see increased line of credit utilization and a reduction in our unused commitments.

Allowance for Loan and Lease Losses

The following table presents a summary of activity in the allowance for loan and lease losses for the six month periods ended June 30, 2020 and 2019:

	(in thousands)
	Six months ended June 30,
	2020	2019
Balance, beginning of period	$4,131	$3,527
Provision for loan and lease losses	1,450	250
Charge offs	(22)	(29)
Recoveries	30	116
Net recoveries	8	87
Balance, end of period	$5,589	$3,864

The allowance for loan and lease losses as a percentage of gross loans and leases was 0.83% at June 30, 2020, 0.72% at December 31, 2019, and 0.67% at June 30, 2019. Excluding PPP loans and the related allocation of allowance, the allowance for loan losses as a percentage of gross loans and leases was 0.99% at June 30, 2020. Based on current economic indicators, the Corporation increased the economic factors within the allowance for loan losses evaluation. We expect that the allowance for loan losses as a percent of total loans may increase in future periods based on our belief that the credit quality of our loan portfolio may decline, and loan defaults may increase as a result of COVID-19.

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

Loans and leases on non-accrual status amounted to $1.7 million and $1.0 million at June 30, 2020 and December 31, 2019, respectively. Non-accrual loans and leases as a percentage of outstanding loans amounted to 0.26% at June 30, 2020 and 0.17% at December 31, 2019.

The Corporation considers a loan or lease to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan or lease, as the case may be, based on current information and events. The Corporation had impaired loans totaling $2.1 million with $574,000 of specific reserves at June 30, 2020 and impaired loans of $1.9 million with $435,000 of specific reserves as of December 31, 2019.  The Corporation had $775,000 and $848,000, respectively, of impaired loans without specific reserves at June 30, 2020 and December 31, 2019.

The Corporation had other potential problem credits, consisting of loans graded substandard or special mention, as well as loans over 90 days past due, loans on non-accrual, and TDR loans, amounting to $5.4 million at June 30, 2020 and $4.9 million at December 31, 2019. The Corporation’s credit administration department continues to closely monitor these credits. The corporation has also modified or extended 138 loans, approximating $47.3 million in response to the COVID-19 pandemic.

The Corporation provides pooled reserves for potential problem loans and leases using loss rates calculated considering historic net loan charge-off experience, as well as other environmental and qualitative factors. The Corporation experienced $22,000 of loan charge-offs during the first six months of 2020 compared to $29,000 during the first six months of 2019 with the charge-offs coming from the residential 1-4 family,  commercial and consumer loan portfolios. The Corporation also provides pooled general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the related loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits continue to be the most significant source of funds for the Corporation, totaling $831.2 million, or 91.1% of the Corporation’s outstanding funding sources at June 30, 2020, compared to $707.1 million at December 31, 2019.  The significant increase in deposits during the six month period is somewhat attributable to customer deposits from PPP loan proceeds.

Non-interest bearing deposits comprised 20.0% of total deposits at  June 30, 2020 and 16.5% at December 31, 2019. We expect that deposit levels may decrease in future periods if the conditions in our market areas become distressed relating to the COVID-19 pandemic.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $50.0 million at June 30, 2020 and December 31, 2019, as well as $8,250,000 and $8,750,000 of term borrowings from the United Bankers’ Bank (UBB) at June 30, 2020 and December 31, 2019, respectively. The Corporation also has outstanding junior subordinated deferrable interest debentures of $12,925,000 and $12,908,000 at June 30, 2020 and December 31, 2019, respectively. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Regulatory Capital

The Corporation and Bank met all regulatory capital requirements as of June 30, 2020, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

Cash Flow from Operations

As part of the Bank's hedging program, loans held for sale are accumulated into larger blocks before being sold.  Depending on the timing of the sales of these blocks, there could be a positive or negative impact to net income and cash flow from operations.  As of June 30, 2020, loans held for sale amounted to $23,817,000 compared to $15,301,000 as of December 31, 2019 resulting in a negative impact to cash flow from operations for the six month period ended June 30, 2020 of $8,516,000.  Similarly, there was a negative impact on cash flow from operations for the six month period ended June 30, 2019 of $2,298,000 from the increase in loans held for sale. Excluding these changes in loans held for sale, cash flow from operations for the six months ended June 30, 2020 and 2019 would have been a positive $6,845,000 and $3,936,000, respectively.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the six month period ended June 30, 2020. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan and lease losses.

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

Based on that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2020.

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

COVID-19 has caused severe disruptions in the U.S. economy at large, and for small businesses in particular, which has disrupted the Corporation’s operations. We are starting to see the impact from COVID-19 on our business, and we believe that it will be significant, adverse and potentially material. Currently, COVID-19 infections continue throughout the United States. The ongoing concerns on the part of the U.S. have created continued risk of a recession, reduced economic activity and significant volatility in the U.S. stock markets. We expect continued disruption across our business due to these effects, very likely leading to decreased earnings and significant slowdowns in our loan collections or loan defaults.  Anticipated increases in unemployment and recessionary concerns will also likely adversely affect mortgage originations and mortgage banking revenue in future periods.

COVID-19 may impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the retail, restaurants, and hospitality industries and/or are located in areas that are mandating reduced capacity requirements or other types of operating restrictions, and COVID-19 may also have an adverse effect on our commercial real estate and consumer loan portfolios. Any additional prolonged quarantine or stay-at-home order would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

The Corporation relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Corporation with these services, it could negatively impact the Corporation’s ability to serve its customers. Furthermore, the continued outbreak could negatively impact the ability of the Corporation’s employees and customers to engage in banking and other financial transactions in the geographic area in which the Corporation operates and could create widespread business continuity issues for the Corporation. The Corporation also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market area. Although the Corporation has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

We continue to believe that the extended economic impact from COVID-19 will be severe and could have a material and adverse impact on our business and that it could result in significant losses in our loan portfolio in future periods, all of which would adversely and materially impact our earnings and capital.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended June 30, 2020:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
04/01/20 - 04/30/20	-	$-	-	198,446

05/01/20 - 05/31/20	-	$-	-	198,446

06/01/20 - 06/30/20	-	$-	-	198,446

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

UNITED BANCSHARES, INC.

Date: August 4, 2020	By: /s/ Stacy A. Cox
Stacy A. Cox
Chief Financial Officer