Form 10-Q
period 2020-09-30
UNITED BANCSHARES INC/OH
filed 2020-10-30
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2020: 3,271,651.

This document contains 44 pages. The Exhibit Index is on page 37 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

 September 30, 2020 (unaudited) and December 31, 2019

	(in thousands except share data)
	September 30,	December 31,
	2020	2019
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$10,462	$9,167
Interest-bearing deposits in other banks	19,314	17,245
Total cash and cash equivalents	29,776	26,412
SECURITIES, available-for-sale	182,972	183,611
FEDERAL HOME LOAN BANK STOCK, at cost	5,598	5,302
LOANS HELD FOR SALE	32,117	15,301
LOANS AND LEASES	671,479	576,424
Less allowance for loan and lease losses	8,451	4,131
Net loans and leases	663,028	572,293
PREMISES AND EQUIPMENT, net	18,790	18,789
GOODWILL	28,616	28,616
CORE DEPOSIT INTANGIBLE ASSETS, net	680	794
CASH SURRENDER VALUE OF LIFE INSURANCE	18,896	18,613
OTHER ASSETS, including accrued interest receivable	12,908	10,283
TOTAL ASSETS	$993,381	$880,014
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$169,590	$116,360
Interest-bearing	651,408	590,774
Total deposits	820,998	707,134
Other borrowings	43,000	58,750
Junior subordinated deferrable interest debentures	12,933	12,908
Other liabilities	7,041	6,441
Total liabilities	883,972	785,233
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; issued 3,760,557 shares	3,761	3,761
Surplus	15,403	15,251
Retained earnings	91,490	80,629
Accumulated other comprehensive income	6,431	2,872
Treasury stock, at cost, 488,906 shares at September 30, 2020 and 492,462 shares at December 31, 2019	(7,676)	(7,732)
Total shareholders’ equity	109,409	94,781
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$993,381	$880,014

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Three and nine months ended September 30, 2020 and 2019 (unaudited)

	(in thousands except share data)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans and leases, including fees	$9,110	$8,392	$26,106	$24,385
Securities:
Taxable	435	656	1,533	1,973
Tax-exempt	539	416	1,548	1,232
Other	16	131	223	461
Total interest income	10,100	9,595	29,410	28,051
INTEREST EXPENSE
Deposits	789	1,703	3,282	4,712
Other borrowings	913	621	2,020	1,888
Total interest expense	1,702	2,324	5,302	6,600
Net interest income	8,398	7,271	24,108	21,451
PROVISION FOR LOAN AND LEASE LOSSES	3,000	150	4,450	400
Net interest income after provision for loan and lease losses	5,398	7,121	19,658	21,051
NON-INTEREST INCOME
Gain on sale of loans	8,484	2,785	17,032	6,409
Net securities gains	1	2	288	2
Other non-interest income	2,659	1,046	4,779	3,063
Total non-interest income	11,144	3,833	22,099	9,474
NON-INTEREST EXPENSES	10,084	8,070	27,099	22,784
INCOME BEFORE INCOME TAXES	6,458	2,884	14,658	7,741
PROVISION FOR INCOME TAXES	1,208	466	2,652	1,224
NET INCOME	$5,250	$2,418	$12,006	$6,517
NET INCOME PER SHARE
Basic	$1.61	$0.74	$3.67	$1.99
Diluted	$1.60	$0.74	$3.67	$1.99
Weighted average common shares outstanding (basic)	3,271,402	3,272,023	3,270,705	3,271,028
Weighted average common shares outstanding (diluted)	3,274,784	3,273,189	3,274,087	3,272,194

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three and nine months ended September 30, 2020 and 2019 (unaudited)

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

NET INCOME	$5,250	$2,418	$12,006	$6,517

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on securities:
Unrealized holding gains (losses) during period	(248)	1,295	4,793	6,005
Reclassification adjustments for gains included in net income	(1)	(2)	(288)	(2)
Other comprehensive income (loss), before income taxes	(249)	1,293	4,505	6,003
Income tax expense (benefit) related to items of other comprehensive income	(52)	272	946	1,261
Other comprehensive income (loss)	(197)	1,021	3,559	4,742
COMPREHENSIVE INCOME	$5,053	$3,439	$15,565	$11,259

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands except share data)

Nine months ended September 30, 2020 and 2019 (unaudited)

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
BALANCE AT DECEMBER 31, 2019	$3,761	$15,251	$80,629	$2,872	$(7,732)	$94,781
Comprehensive income:
Net income	-	-	12,006	-	-	12,006
Other comprehensive income	-	-	-	3,559	-	3,559
3,556 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	33	-	-	56	89
Stock option expense	-	119	-	-	-	119
Cash dividends declared, $0.35 per share	-	-	(1,145)	-	-	(1,145)
BALANCE AT SEPTEMBER 30, 2020	$3,761	$15,403	$91,490	$6,431	$(7,676)	$109,409

BALANCE AT DECEMBER 31, 2018	$3,761	$14,960	$71,670	$(1,764)	$(7,683)	$80,944
Comprehensive income:
Net income	-	-	6,517	-	-	6,517
Other comprehensive income	-	-	-	4,742	-	4,742
2,957 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	25	-	-	46	71
Stock option expense	-	188	-	-	-	188
Cash dividends declared, $0.39 per share	-	-	(1,277)	-	-	(1,277)
BALANCE AT SEPTEMBER 30, 2019	$3,761	$15,173	$76,910	$2,978	$(7,637)	$91,185

Three months ended September 30, 2020 and 2019 (unaudited)

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
BALANCE AT JUNE 30, 2020	$3,761	$15,396	$86,698	$6,628	$(7,689)	$104,794
Comprehensive income:
Net income	-	-	5,250	-	-	5,250
Other comprehensive loss	-	-	-	(197)	-	(197)
837 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	7	-	-	13	20
Stock option expense	-	-	-	-	-	-
Cash dividends declared, $0.14 per share	-	-	(458)	-	-	(458)
BALANCE AT SEPTEMBER 30, 2020	$3,761	$15,403	$91,490	$6,431	$(7,676)	$109,409

BALANCE AT JUNE 30, 2019	$3,761	$15,080	$74,919	$1,957	$(7,663)	$88,054
Comprehensive income:
Net income	-	-	2,418	-	-	2,418
Other comprehensive income	-	-	-	1,021	-	1,021
1,680 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	16	-	-	26	42
Stock option expense	-	77	-	-	-	77
Cash dividends declared, $0.13 per share	-	-	(427)	-	-	(427)
BALANCE AT SEPTEMBER 30, 2019	$3,761	$15,173	$76,910	$2,978	$(7,637)	$91,185

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

Nine months ended September 30, 2020 and 2019 (unaudited)

	(in thousands)
	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES	$(10,662)	$(2,330)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls and maturities of available-for-sale securities	44,277	34,830
Purchases of available-for-sale securities	(39,569)	(42,029)
Purchases of FHLB stock	(296)	-
Proceeds from sale of other real estate owned	-	68
Net increase in loans and leases	(86,903)	(11,252)
Purchases of premises and equipment	(510)	(495)
Net cash used in investing activities	(83,001)	(18,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	113,833	40,032
Repayments of other borrowings	(15,750)	(6,443)
Proceeds from sale of treasury shares	89	71
Cash dividends paid	(1,145)	(1,277)
Net cash provided by financing activities	97,027	32,383
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,364	11,175
CASH AND CASH EQUIVALENTS
At beginning of period	26,412	16,475
At end of period	$29,776	$27,650
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$5,525	$6,652
Federal income taxes	$1,450	$600
Non-cash investing activities:
Change in net unrealized gain or loss on available-for-sale securities	$4,505	$6,003

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet as of December 31, 2019 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

NOTE 3 - SECURITIES

The amortized cost, unrealized gains and losses, and fair value of available-for-sale securities as of September 30, 2020 and December 31, 2019 are as follows:

	(in thousands)
September 30, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$85,986	5,150	$166	$90,970
Mortgage-backed	87,805	3,140	-	90,945
Other	1,040	17	-	1,057

Total	$174,831	$8,307	$166	$182,972

	(in thousands)
December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$70,043	$2,593	$82	$72,554
Mortgage-backed	108,907	1,292	158	110,041
Other	1,025	-	9	1,016

Total	$179,975	$3,885	$249	$183,611

NOTE 4 – LOANS AND LEASES

The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the nine month periods ended September 30, 2020 and 2019:

	(in thousands)
	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Balance at December 31, 2019	$592	$2,536	$939	$64	$4,131
Provision charged to expenses	919	2,977	482	72	4,450
Losses charged off	(97)	(45)	(4)	(19)	(165)
Recoveries	8	14	13	-	35
Balance at September 30, 2020	$1,422	$5,482	$1,430	$117	$8,451

Balance at December 31, 2018	$534	$2,355	$576	$62	$3,527
Provision charged to expenses	368	(6)	29	9	400
Losses charged off	(98)	(23)	(31)	(5)	(157)
Recoveries	32	128	23	1	184
Balance at September 30, 2019	$836	$2,454	$597	$67	$3,954

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment method as of September 30, 2020 and December 31, 2019:

	(in thousands)
September 30, 2020	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$-	$76	$270	$-	$346
Collectively evaluated for impairment	1,422	5,406	1,160	117	8,105
Total allowance for loan and lease losses	$1,422	$5,482	$1,430	$117	$8,451

Loans and leases:
Individually evaluated for impairment	$-	$1,547	$788	$-	$2,335
Acquired with deteriorated credit quality	58	116	-	-	174
Collectively evaluated for impairment	110,047	363,155	188,515	7,253	668,970
Total ending loans and leases balance	$110,105	$364,818	$189,303	$7,253	$671,479

December 31, 2019	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$-	$93	$342	$-	$435
Collectively evaluated for impairment	592	2,443	597	64	3,696
Total allowance for loan and lease losses	$592	$2,536	$939	$64	$4,131

Loans and leases:
Individually evaluated for impairment	$-	$1,499	$1,279	$-	$2,778
Acquired with deteriorated credit quality	61	127	-	-	188
Collectively evaluated for impairment	122,844	365,988	76,379	8,247	573,458
Total ending loans and leases balance	$122,905	$367,614	$77,658	$8,247	$576,424

The average recorded investment in impaired loans and leases (excluding loans and leases acquired with deteriorated credit quality) for the nine month period ended September 30, 2020 was $2,710,000 compared to $2,258,000 for the nine month period ended September 30, 2019. There was $346,000 of allowance for loan and lease losses specifically reserved as of September 30, 2020 for impaired loans compared to $369,000 as of September 30, 2019. Additionally, there was approximately $34,000 in interest income recognized by the Corporation on impaired loans and leases on an accrual or cash basis for the nine month period ended September 30, 2020 and $169,000 for the nine month period ended September 30, 2019.

The following table presents the recorded investment in nonaccrual loans and leases, loans and leases past due over 90 days still on accrual and troubled debt restructurings by class of loans as of September 30, 2020 and December 31, 2019. Nonaccrual loans primarily consist of smaller dollar homogenous loans that are collectively evaluated for impairment.

	(in thousands)
September 30, 2020	Nonaccrual	Loans and leases past due over 90 days still accruing	Accruing Troubled Debt Restructurings
Residential 1-4 family real estate	$420	$39	$201
Commercial and multi family real estate	793	-	547
Agricultural real estate	13	-	-
Commercial	19	-	770
Agriculture	-	-	-
Consumer	-	-	-
Total	$1,245	$39	$1,518

December 31, 2019
Residential 1-4 family real estate	$414	$138	$223
Commercial and multi family real estate	545	-	623
Agricultural real estate	4	-	-
Commercial	-	-	772
Agriculture	-	-	-
Consumer	-	-	-
Total	$963	$138	$1,618

The following table presents the aging of the recorded investment in past due loans and leases as of September 30, 2020 and December 31, 2019 by class of loans and leases:

	(in thousands)
September 30, 2020	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Residential 1-4 family real estate	$886	$93	$299	$1,278	$108,827	$110,105
Commercial and multi family real estate	67	-	521	588	325,145	325,733
Agricultural real estate	-	92	-	92	38,993	39,085
Commercial	547	-	19	566	178,643	179,209
Agriculture	-	-	-	-	10,094	10,094
Consumer	17	-	-	17	7,236	7,253
Total	$1,517	$185	$839	$2,541	$668,938	$671,479

December 31, 2019
Residential 1-4 family real estate	$2,709	$99	$322	$3,130	$119,775	$122,905
Commercial and multi family real estate	177	302	15	494	332,161	332,655
Agricultural real estate	-	-	-	-	34,959	34,959
Commercial	-	57	5	62	67,826	67,888
Agriculture	-	-	-	-	9,770	9,770
Consumer	2	-	-	2	8,245	8,247
Total	$2,888	$458	$342	$3,688	$572,736	$576,424

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

The following table provides a summary of the loan portfolio risk grades, as applicable, based on the most recent analysis performed, as of September 30, 2020 and December 31, 2019. The Corporation risk rates all commercial and commercial real estate loans.

As of September 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans and leases is as follows:

	(in thousands)
September 30, 2020	Pass	Special Mention	Substandard	Doubtful	Not rated
Residential 1 - 4 family	$7,207	$-	$-	$-	$102,898
Commercial and multi- family real estate	358,171	3,894	2,711	-	42
Commercial	60,350	897	2,276	-	125,780
Consumer	122	-	-	-	7,131
Total	$425,850	$4,791	$4,987	$-	$235,851

December 31, 2019
Residential 1 - 4 family	$9,219	$-	$-	$-	$113,686
Commercial and multi- family real estate	362,519	1,797	3,258	-	40
Commercial	75,559	410	1,688	-	1
Consumer	45	-	-	-	8,202
Total	$447,342	$2,207	$4,946	$-	$121,929

The Corporation considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans and leases not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans and leases that are not risk rated, based on payment activity as of September 30, 2020 and December 31, 2019:

	(in thousands)
September 30, 2020	Residential 1-4 family	Commercial and multi-family real estate	Commercial	Consumer	Total

Performing	$102,599	$26	$125,780	$7,131	$235,536
Nonperforming	299	16	-	-	315
Total	$102,898	$42	$125,780	$7,131	$235,851

December 31, 2019

Performing	$113,364	$24	$-	$8,202	$121,590
Nonperforming	322	16	1	-	339
Total	$113,686	$40	$1	$8,202	$121,929

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

There were no modifications for TDR loans and leases for which there was a payment default during the nine month period ended September 30, 2020.  As a result of the COVID-19 pandemic, payment deferrals and interest only payment options for consumer, small business, and commercial customers for up to 90 days were offered.  Payment extensions of up to 90 days for mortgage customers were also offered. Through September 30, 2020, 155 loans were modified or extended, approximating $60.8 million.  These modifications and extensions were made under the CARES act and are not considered TDR's.

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

The following is information related to loans and leases acquired in these transactions, including purchased impaired loans:

	The Ohio State Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2019	$13,047	$(430)	$12,617
Change due to payments received	(2,569)	82	(2,487)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at September 30, 2020	$10,478	$(348)	$10,130

Purchased Impaired Loans and Leases
Balance at December 31, 2019	$160	$(134)	$26
Change due to payments received	(48)	71	23
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at September 30, 2020	$112	$(63)	$49

	Benchmark Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2019	$58,953	$(1,177)	$57,776
Change due to payments received	(17,716)	449	(17,267)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at September 30, 2020	$41,237	$(728)	$40,509

Purchased Impaired Loans and Leases
Balance at December 31, 2019	$354	$(192)	$162
Change due to payments received	(56)	19	(37)
Transfer to foreclosed real estate	-	-	-
Change due to loan charge-off	-	-	-
Balance at September 30, 2020	$298	$(173)	$125

There was no provision for loan and lease losses recognized during the nine month periods ended September 30, 2020 and 2019 related to the acquired loans as there was no significant change to the credit quality of the loans during the period.

NOTE 5 – OTHER BORROWINGS

Other borrowings consists of the following at September 30, 2020 and December 31, 2019:

	(in thousands)
	September 30,	December 31,
	2020	2019
Federal Home Loan Bank borrowings:
Secured note, with interest at 1.72%, due September, 2020	$-	$6,000
Secured note, with interest at 2.90%, due June, 2021	8,000	8,000
Secured note, with variable interest, at 0.49% at September 30, 2020 and 2.13% at December 31, 2019, due September, 2021	7,000	7,000
Secured note, with interest at 1.86%, due September, 2021	6,000	6,000
Secured note, with interest at 2.94%, due December, 2021	8,000	8,000
Secured note, with interest at 2.98%, due June, 2022	-	9,000
Secured note, with interest at 1.97%, due September, 2022	6,000	6,000
United Bankers Bank
Note payable, with interest at 4.875% and $250,000 principal payments payable quarterly with any remaining unpaid principal, due September 1, 2022. All Union Bank stock is held as collateral.	8,000	8,750
Total other borrowings	$43,000	$58,750

Federal Home Loan Bank borrowings are secured by Federal Home Loan Bank stock and eligible mortgage loans approximating $178,723,000 and $186,076,000 at September 30, 2020 and December 31, 2019 respectively.

Future maturities of other borrowings are as follows: 2020, $250,000; 2021, $30,000,000; and 2022, $12,750,000.

The Bank elected during the third quarter of 2020 to repay the secured note due in June 2022 and incurred a prepayment penalty of $450,000 which is included in other interest expense.

NOTE 6 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR, amounting to 3.38% at September 30, 2020 and 5.10% at December 31, 2019. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through the OSB acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of September 30, 2020 and December 31, 2019 was $2,633,000 and $2,608,000, respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR, amounting to 3.11% at September 30, 2020 and 4.78% at December 31, 2019.

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

Interest expense on the debentures amounted to $405,000 and $557,000 for the nine month periods ended September 30, 2020 and 2019, respectively, and is included in other borrowings interest expense in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 include available-for-sale securities, which are valued using Level 1 and Level 2 inputs, as well as mortgage servicing rights, amounting to $965,000 at September 30, 2020 and $1,061,000 at December 31, 2019, which are valued using Level 3 inputs. Financial assets measured at fair value on a nonrecurring basis at September 30, 2020 include loans classified as impaired totaling $1,651,000 compared to $1,495,000 at December 31, 2019.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended September 30, 2020, due to the lack of observable quotes in inactive markets for those instruments at September 30, 2020.

The tables below present a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month period ended September 30, 2020 and for the year ended December 31, 2019:

	(in thousands)
	September 30,	December 31,
	2020	2019
Mortgage Servicing Rights
Balance at beginning of period	$1,061	$1,313
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	544	192
Disposals - amortization based on loan payments and payoffs	(253)	(186)
Changes in fair value	(387)	(258)
Balance at end of period	$965	$1,061

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

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at September 30, 2020 and December 31, 2019.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at September 30, 2020 and December 31, 2019 were as follows:

	(in thousands)
	September 30, 2020		December 31, 2019
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$29,776	$29,776	$26,412	$26,412	1
Securities, including FHLB stock	188,570	188,570	188,913	188,913	2,3
Loans held for sale	32,117	32,117	15,301	15,301	3
Net loans and leases	663,028	664,241	572,293	572,936	3
Mortgage servicing rights	965	965	1,061	1,061	3
Derivative assets	5,961	5,961	970	970	3
Total Financial Assets	$920,417	$921,630	$804,950	$805,593

FINANCIAL LIABILITIES
Deposits
Maturity	$158,480	$159,716	$197,391	$197,428	3
Non-maturity	662,518	662,518	509,743	509,743	1
Other borrowings	43,000	43,221	58,750	58,692	3
Junior subordinated deferrable interest debentures	12,933	9,037	12,908	11,067	3
Derivative liabilities	377	377	27	27	3
Total Financial Liabilities	$877,308	$874,869	$778,819	$776,957

The above summary does not include accrued interest receivable or cash surrender value of life insurance, which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at September 30, 2020 and December 31, 2019 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounted to $155,454,000 at September 30, 2020 and $133,220,000 at December 31, 2019. Such amounts are also considered to be the estimated fair values.

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

Derivative assets and liabilities:

The fair value of derivative assets and liabilities are evaluated monthly based on derivative valuation models using quoted prices for similar assets adjusted for specific attributes of the commitments and other observable market data at the valuation date.

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

The Corporation has issued 33,853 options during 2019 at an exercise price of $22.97, and 63,858 options during 2020 at an average exercise price of $16.77 under the Plan. Following is a summary of activity for stock options for the nine month periods ended September 30, 2020 and September 30, 2019:

	September 30,	September 30,
	2020	2019
Outstanding, beginning of period	117,647	93,069
Granted	63,858	33,853
Exercised	-	-
Forfeited	(20,733)	-
Outstanding, end of period	160,772	126,922
Weighted average exercise price at end of quarter	$19.82	$21.81

Options vest over a three-year period on the anniversary of the date of grant. At September 30, 2020, 71,224 options were vested compared to 51,624 options vested at September 30, 2019 and outstanding options had a weighted average remaining contractual term of 8.4 years.

The fair value of options granted is estimated at the date of grant using the Black Scholes option pricing model. Following are assumptions used in calculating the fair value of the options granted that are still vesting:

	2020	2019	2018	2017
Weighted-average fair value of options granted	$4.83	$7.77	$7.87	$7.35
Average dividend yield	2.93%	2.26%	2.18%	2.23%
Expected volatility	40.00%	40.00%	40.00%	40.00%
Risk-free interest rate	0.49%	1.93%	2.81%	2.06%
Expected term (years)	7	7	7	7

Total compensation expense related to the stock options granted in 2019 net of forfeitures, is expected to be $183,000 and is being recognized ratably over the 36 month period beginning July 1, 2019.  Total compensation expense related to the stock options granted in 2020 is expected to be $308,000 and is being recognized ratably over the 36 month period beginning July 1, 2020. Stock option expense for outstanding awards amounted to $119,000 for the nine months ended September 30, 2020 and $77,000 and $188,000 for the quarter and nine months ended September 30, 2019.  No option expense was recognized for the quarter ended September 30, 2020 as the impact of forfeited options offset the vesting of issued options.

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

The following table presents the Corporation’s non-interest income for the nine months ended September 30, 2020 and 2019.  Items outside the scope of ASC 606 are noted as such.

	Nine Months ended September 30,
	2020	2019
Service charges on deposit accounts	$827	$1,110
Gain on sale of loans (1)	17,032	6,409
Net securities gains (1)	288	2
Change in fair value of mortgage servicing rights (1)	(387)	(295)
Increase in cash surrender value of life insurance (1)	283	292
Other
Credit and debit card interchange fees	1,113	1,086
Wealth management	237	229
Net loan servicing fees (1)	171	255
Other non-interest income	2,535	386
Total non-interest income	$22,099	$9,474

(1) Not within the scope of ASC 606

NOTE 11 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after September 30, 2020 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2020 have been recognized in the consolidated financial statements for the period ended September 30, 2020. Events or transactions that provided evidence about conditions that did not exist at September 30, 2020 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended September 30, 2020.

On October 20, 2020, the Corporation's Board of Directors approved a cash dividend of $0.16 per common share payable December 15, 2020 to shareholders of record at the close of business on November 30, 2020.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
	2020	2019	2020	2019
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	2.09%	1.12%	1.66%	1.02%
Average tangible shareholders’ equity (non-GAAP) (a)	26.96%	16.12%	22.16%	15.50%
Net interest margin (a)	3.65%	3.74%	3.72%	3.77%
Efficiency ratio (a)	51.39%	72.29%	58.10%	72.84%
Average shareholders’ equity to average assets	10.65%	10.35%	10.58%	10.04%
Loans to deposits (end of period) (b)	85.70%	83.67%	85.70%	83.67%
Allowance for loan losses to loans (end of period)	1.26%	0.69%	1.26%	0.69%

Book value per share	$33.44	$27.87	$33.44	$27.87

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

(b)	Includes loans held for sale

Reconciliation of common shareholders' equity to tangible common equity	September 30, 2020	September 30, 2019
Shareholders' equity	$109,409	$91,185
Less goodwill and other intangibles	29,296	29,450
Tangible common equity	$80,113	$61,735
Average shareholders' equity	$101,598	$85,566
Less average goodwill and other intangibles	29,347	29,504
Average tangible common equity	$72,251	$56,062

Tangible Book Value per Common Share
Tangible common equity (a)	$80,113	$61,735
Total common shares issued and outstanding (b)	3,271,651	3,272,315
Tangible book value per common share (a)/(b)	$24.49	$18.87

Return on Average Tangible Equity
Net income, annualized ( c )	$16,008	$8,689
Average tangible common equity (d)	$72,251	$56,062
Return on average tangible common equity (c/d)	22.16%	15.50%

Net Interest Margin, Tax- Equivalent
Net interest income, annualized	$32,144	$28,601
Tax-equivalent adjustment	579	473
Tax-equivalent net interest income, annualized (e)	$32,723	$29,074
Average earning assets (f)	$880,496	$770,819
Net interest margin, tax equivalent (e)/(f)	3.72%	3.77%

Efficiency Ratio, Tax-Equivalent
Non-interest expense (g)	$27,099	$22,784
Tax-equivalent net interest income	24,543	21,806
Non-interest income	22,099	9,474
Total revenue (h)	$46,642	$31,280
Efficiency ratio (g)/(h)	58.10%	72.84%

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

When or if used in the Corporation’s Securities and Exchange Commission filings or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases: “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “is estimated,” “is projected,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any such statements are subject to the risks and uncertainties that include but are not limited to: changes in regional and national economic conditions, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation’s market area, credit and other risks associated with lending and investing activities and competition. All or some of these factors could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The Corporation cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.  The Corporation does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

Like most states, Ohio experienced a dramatic and sudden increase in unemployment levels as a result of the curtailment of business activities in mid-March 2020, with unemployment rising from an average of 4.1% in January 2020 to an average of 17.6 % in April 2020, before gradually dropping back down to 8.9% in August 2020, according to the U.S. Bureau of Labor Statistics. While unemployment rates have returned to lower levels in recent months, it is very possible a repeat of the high unemployment rates could be experienced especially if there is another shutdown similar to what was experienced in March and April of 2020.  While many of the public health and economic effects of COVID-19 have been concentrated in the largest U.S. cities, there has been a recent rise in COVID-19 cases in many rural areas throughout the Country including some of the Corporation's market area.  It is still not possible to fully determine what effects this will have within the smaller cities and communities where many of our banking operations are focused.

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.
●

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the paycheck protection program, or PPP program. Under the PPP program, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders who enrolled in the program, subject to limitations and eligibility criteria. The Bank has participated as a lender in the PPP program, originating $125.7 million in loans to over 1,600 borrowers through September 30, 2020.  In addition, the CARES Act provides financial institutions the option to suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

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

We believe the COVID-19 pandemic and the specific developments referred to above could have a significant adverse impact on our business in the near future.  In particular, we anticipate that a significant portion of the Bank’s borrowers in the retail, restaurants, and hospitality industries may endure significant economic distress, causing them to draw on their existing lines of credit, adversely affecting their ability and willingness to repay existing indebtedness, and adversely impacting the value of collateral.  These developments, together with general economic conditions may also impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. We anticipate that our financial condition, capital levels and results of operations could be adversely affected going forward. The low interest rate environment during the second and third quarters of 2020 enabled the Corporation to originate a record number of mortgage loans resulting in $17.0 million of gains on sale of loans during the nine month period ended September 30, 2020.  The Corporation's year to date results were also bolstered by the aforementioned PPP loan origination activity, including amortization into interest income $851,000 of PPP loan origination fees.

We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●

We offered 90 day payment deferrals and interest only payment options for consumer, small business, and commercial customers.  We also offered payment extensions of up to 90 days for mortgage customers. Through September 30, 2020, we have modified or extended 155 loans, approximating $60.8 million through these programs.

●

We formed a Business Continuity Planning COVID-19 Response team which meets regularly to manage the Corporation’s response to the pandemic and the effect on our business.  In addition, cross functional task force teams meet as needed to address specific issues such as employee and client communications, facilities, and branch services and to discuss the effect on our business.

●	We participated in the SBA’s Paycheck Protection Program. Through September 30, 2020, we originated $125.7 million in loans to over 1,600 borrowers.
●

In response to the outbreak and business disruption, first and foremost, we have prioritized the safety, health and well-being of our employees, customers, and communities. We have implemented a work from home policy, we have implemented protective measures for customers who choose branch access and we continue to serve customers through our drive-up locations and digital platforms.

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended September 30, 2020, the Corporation reported net income of $5,250,000, or $1.61 basic earnings per share. This compares to the third quarter of 2019 net income of $2,418,000, or $0.74 basic earnings per share. The increase in operating results for the third quarter of 2020 as compared to the same period in 2019 was primarily attributable to an increase in net interest income of $1,125,000, and an increase in non-interest income of $7,311,000, offset by an increase in the provision for loan losses of $2,850,000, an increase in non-interest expenses of $2,014,000, and an increase in the provision for income taxes of $742,000. The increase in net interest income resulted from Paycheck Protection Program (PPP) loans, including fees of $465,000 as well as a decrease in deposit interest rates.  The increase in the provision for loan losses was due to an increase in qualitative factors applied to the outstanding loan balances in response to uncertainties related to COVID-19.

Net income for the nine months ended September 30, 2020 totaled $12,006,000, or $3.67 basic earnings per share, compared to $6,517,000, or $1.99 basic earnings per share for the same period in 2019, an increase of $5,489,000 (84.2%).  The increase in operating results for the nine month period ended September 30, 2020 as compared to the nine month period ended September 30, 2019 was primarily attributable to increases in net interest income of $2,657,000, and non-interest income of $12,625,000, offset by an increase in the provision for loan losses of $4,050,000, an increase in non-interest expenses of $4,315,000, and an increase in the provision for income taxes of $1,428,000.  Similar to the third quarter results, the increase in net interest income for the nine month period resulted from PPP loans including fees of $807,000 and lower deposit interest rates. The increase in the provision for loan losses was attributable to an increase in qualitative factors in response to the COVID-19 uncertainties.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $8,398,000 for the third quarter of 2020, compared to $7,271,000 for the same period of 2019, an increase of $1.1 million (15.5%).   Net interest income was $24,108,000 for the nine months ended September 30, 2020 compared to $21,451,000 for the same period of 2019, an increase of $2.7 million (12.4%).

The increase in net interest income for the quarter ended September 30, 2020 was due to an increase in interest income of $505,000 and a $622,000 decrease in interest expense.  The increase in net interest income for the nine months ended September 30, 2020 was attributable to an increase in interest income of $1,359,000 and a $1,298,000 decrease in interest expense. Interest income increased $515,000 for the quarter ended September 30, 2020 and $851,000 for the nine month period ended September 30, 2020 in loan fees generated through PPP loan originations.  The remaining $3.4 million of fees received from the SBA have been deferred and are being amortized into interest income over the two year life of the loans.  The bulk of the income resulting from PPP loans is from the SBA fees payable in connection with the origination of the loans, and not from interest to be paid on such loans from the borrower, as management expects most of its PPP loan portfolio to be forgiven. The average loan balance was $656.4 million for the nine months ended September 30, 2020 compared to $579.4 million for the same period of 2019. The yield on average earning assets was 4.53% for the nine months ended September 30, 2020 compared to 4.93% for the same period of 2019.

In response to the COVID-19 pandemic, the Federal Reserve decreased the targeted federal funds rate by a total of 150 basis points (1.5%) in March 2020. This decrease impacts the comparability of net interest income between 2019 and 2020, especially for the second and third quarters. Our interest income could be significantly adversely affected in future periods as a result of the COVID-19 pandemic, including the impact of decreases in the size of our loan portfolio, the effects of lower interest rates and possible increases of non-accrual loans.

The decrease in interest rates by the Federal Reserve resulted in a decrease in the cost of average interest bearing liabilities to 1.00% for the nine months ended September 30, 2020 compared to 1.35% for the same period of 2019.  This decrease more than offset the $59.9 million increase in average interest bearing deposits for the period ended September 30, 2020 compared to the period ended September 30, 2019as well as a $450,000 prepayment penalty incurred in the third quarter of 2020 for early payoff of a secured note with the Federal Home Loan Bank due June 2022.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the quarter and nine months ended September 30, 2020 the net interest margin (on a taxable equivalent basis) was 3.65% and 3.72% compared with 3.74% and 3.77% for the same period in 2019. Loans and leases comprised 76.4% of interest-earning assets at September 30, 2020 compared to 74.7% of interest-earning assets at September 30, 2019.  Interest-bearing deposits comprised 90.9% of average interest-bearing liabilities for the three months ended September 30, 2020, compared to 88.7% for the same period in 2019.

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

A provision for loan and lease losses of $3,000,000 and $4,450,000was recognized during the quarter and nine month period ended September 30, 2020 respectively, compared to a provision of $150,000 and $400,000 during the quarter and nine month period ended September 30, 2019 due to an increase in qualitative factors in response to uncertainties related to COVID-19.

There is a possibility that the provision for loan losses could further increase in future periods based on the significant potential for the credit quality of our loan portfolio to decline and loan defaults to increase as a result of economic conditions created by the COVID-19 pandemic. See “Allowance for Loan and Lease Losses” under Financial Condition for further discussion relating to the provision for loan and lease losses.

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

For the quarter ended September 30, 2020, non-interest income was $11,144,000, compared to $3,833,000 for the third quarter of 2019, a $7,311,000 (190.7%) increase, which was attributable to increases in gain on sales of loans of $5,699,000, and other non-interest income of $1,614,000 (154.4%), offset by a $1,000 decrease in gain on sale of securities.

For the nine months ended September 30, 2020, non-interest income was $22,099,000 compared to $9,474,000 for the same period in 2019, an increase of $12,625,000 (133.3%), which was attributable to increases in gain on sales of loans of $10,623,000, gain on sales of securities of $286,000, and other non-interest income of $1,716,000.

The significant increase in gain on sale of loans was attributable to increased loan origination and sales activities within the residential mortgage and governmental lending operations along with an increase in the average gain on sale per loan.  Loan sales for the third quarter of 2020 were 576 loans closed totaling $153.7 million compared to 315 loans closed totaling $78.2 million for the third quarter of 2019, resulting in gains on sale of loans of $8,484,000 for the quarter ended September 30, 2020 compared to $2,785,000 for the quarter ended September 30, 2019.  Loan sales year to date in 2020 were 1,360 loans closed totaling $355.0 million compared to 700 loans closed totaling $168 million for the same period in 2019, resulting in gains on sale of loans of $17,032,000 for the nine months ended September 30, 2020 compared to $6,409,000 for the nine months ended September 30, 2019. The average loan sale gain approximated $12,500 per loan during the first nine months of 2020 compared to approximately $9,200 for the same period of 2019.  Much of the increases for the quarterly and nine months periods are attributable to the extremely low mortgage rate interest environment created by the Federal Reserve's lowering of Federal funds target rates in March 2020.  As a consequence, this level of mortgage banking activity or profitability is not likely sustainable in the long-term.  We also anticipate that our non-interest income may be adversely affected in future periods as a result of the COVID-19 pandemic.  Increased unemployment and recessionary concerns may adversely affect mortgage originations and mortgage banking revenue in future periods.

Gain on sales of securities amounted to $1,000 for the quarter ended September 30, 2020.  There were $2,000 gains for the quarter and nine month period ended September 30, 2019. In response to possible liquidity concerns at the time, the Corporation sold certain investment securities during the second quarter of 2020 resulting in the year to date increase of $286,000.

Other non-interest income was $2,659,000 for the quarter ended September 30, 2020 compared to $1,046,000 for the comparable period in 2019, an increase of $1,613,000.  For the nine months ended September 30, 2020 other non-interest income was $4,779,000 compared to $3,063,000 in 2019, an increase of $1,716,000.  The quarter and year to date increases are related to fluctuations in the loan hedging program.

Non-Interest Expenses

For the quarter ended September 30, 2020, non-interest expenses were $10,084,000, compared to $8,070,000 for the third quarter of 2019, a $2,014,000 (25.0%) increase.  The significant quarter-over-quarter increases included salaries and benefits expense of $1,079,000 (21.2%), loan fees of $192,000, data processing expenses of $105,000, and FDIC assessment of $141,000.

For the nine month period ended September 30, 2020, non-interest expenses were $27,099,000 compared to $22,784,000 for the same period of 2019, a $4,315,000 (18.9%) increase, which was attributable to increases in salaries and benefits expense of $2,574,000, loan fees of $504,000, data processing expenses of $248,000, and consultant fees of $218,000.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended September 30, 2020, the Corporation’s efficiency ratio was 51.39%, compared to 72.29% for the same period of 2019.  For the nine months ended September 30, 2020 the Corporation's efficiency ratio was 58.10% compared to 72.84% for the same period of 2019.  A lower efficiency ratio generally indicates that a bank is spending less to generate every dollar of income.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2020 was $1,208,000 (effective rate of 18.7%), compared to $466,000 (effective rate of 16.2%) for the comparable 2019 period. The provision for the nine month period ended September 30, 2020 was $2,652,000 (effective rate of 18.1%) compared to $1,224,000 (effective rate of 15.8%) for the comparable 2019 period.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $993.4 million at September 30, 2020, compared to $880.0 million at December 31, 2019, an increase of $113.4 million (12.9%). The increase in total assets was primarily the result of increases of $90.7 million (15.9%) in net loans,  $16.8 million (109.9%) in loans held for sale, an increase of $3.4 million (12.7%) in cash and cash equivalents, and an increase of $2.6 million (25.5%) in other assets (including accrued interest receivable). Total liabilities were $884.0 million at September 30, 2020, compared to $785.2 million at December 31, 2019.  Deposits increased $113.9 million (16.1%) while other borrowings decreased $15.8 million (26.8%).

Shareholders’ equity increased from $94.8 million at December 31, 2019 to $109.4 million at September 30, 2020. This increase was primarily the result of net income during the nine month period ended September 30, 2020 of $12,006,000 and an increase in unrealized securities gains, net of tax of $3,559,000, offset by dividends paid of $1,145,000. The increase in unrealized securities gains during the nine month period ended September 30, 2020, was largely attributable to the Federal Reserve decreasing the Federal Funds Target Rate by 150 basis points (1.50%) during March 2020, in response to the COVID-19 pandemic. Net unrealized gains and losses on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $29.8 million at September 30, 2020 and $26.4 million at December 31, 2019, including interest-bearing deposits in other banks of $19.3 million at September 30, 2020 and $17.2 million at December 31, 2019.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs especially considering the availability of other funding sources, as described below. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of September 30, 2020 totaled $174.8 million and $183.0 million, respectively, resulting in net unrealized gain before tax of $8.1 million and a corresponding after-tax increase in shareholders’ equity of $6.4 million.

Loans and Leases

The Corporation’s primary lending areas are Northwestern, West Central, and Central Ohio. Gross loans and leases totaled $671.5 million at September 30, 2020, compared to $576.4 million at December 31, 2019, an increase of $95.1 million (16.5%). As compared to December 31, 2019, commercial loans increased $111.6 million due to PPP loan originations, commercial and multi-family real estate loans decreased $2.8 million, residential 1-4 family real estate loans decreased $12.8 million and consumer loans decreased 1.0 million. Excluding the impact of PPP loan originations, loans and leases decreased $30.6 million at September 30, 2020 as compared to December 31, 2019.

There are also unrecognized financial instruments at September 30, 2020 and December 31, 2019 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $159.5 million at September 30, 2020 and $133.2 million at December 31, 2019.

Excluding PPP loans, loan demand has been relatively soft the first nine months of 2020 and may decline further for the remainder of 2020 and into 2021 as a result of COVID-19.  Resulting uncertainties in economic conditions in our market areas may lead to reductions in the growth of our commercial and industrial loan, commercial real estate loan, residential real estate loan and consumer loan portfolios.  PPP loan balances could decrease significantly over the next six months to a year as forgiveness guidelines have been formalized and the process has commenced. We are also anticipating that we could see increased line of credit utilization and a reduction in our unused commitments.

Allowance for Loan and Lease Losses

The following table presents a summary of activity in the allowance for loan and lease losses for the nine month periods ended September 30, 2020 and 2019:

	(in thousands)
	Nine months ended September 30,
	2020	2019
Balance, beginning of period	$4,131	$3,527
Provision for loan and lease losses	4,450	400
Charge offs	(165)	(157)
Recoveries	35	184
Net recoveries	(130)	27
Balance, end of period	$8,451	$3,954

The allowance for loan and lease losses as a percentage of gross loans and leases was 1.26% at September 30, 2020, 0.72% at December 31, 2019, and 0.69% at September 30, 2019. Excluding PPP loans and the related allocation of allowance, the allowance for loan losses as a percentage of gross loans and leases was 1.55% at September 30, 2020. Based on current economic indicators, the Corporation increased the economic factors within the allowance for loan losses evaluation. We expect that the allowance for loan losses as a percent of total loans may increase further in future periods based on our belief that the credit quality of our loan portfolio may decline, and loan defaults may increase as a result of COVID-19.

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

Loans and leases on non-accrual status amounted to $1.0 million at both September 30, 2020 and December 31, 2019. Non-accrual loans and leases as a percentage of outstanding loans amounted to 0.16% at September 30, 2020 and 0.17% at December 31, 2019.

The Corporation considers a loan or lease to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan or lease, as the case may be, based on current information and events. The Corporation had impaired loans totaling $2.0 million with $346,000 of specific reserves at September 30, 2020 and impaired loans of $1.9 million with $435,000 of specific reserves as of December 31, 2019.  The Corporation had $337,000 and $848,000, respectively, of impaired loans without specific reserves at September 30, 2020 and December 31, 2019.

The Corporation had other potential problem credits, consisting of loans graded substandard or special mention, as well as loans over 90 days past due, loans on non-accrual, and TDR loans, amounting to $5.2 million at September 30, 2020 and $4.9 million at December 31, 2019. The Corporation’s credit administration department continues to closely monitor these credits. Through September 30, 2020 the Corporation has also modified or extended 155 loans, approximating $60.8 million in response to the COVID-19 pandemic.  As indicated above, the CARES Act and guidance issued by the Federal Bank Regulatory agencies provides relief from classifying COVID-19 related loan modifications as TDR loans.

The Corporation provides pooled reserves for potential problem loans and leases using loss rates calculated considering historic net loan charge-off experience, as well as other environmental and qualitative factors. The Corporation experienced $165,000 of loan charge-offs during the first nine months of 2020 compared to $157,000 during the first nine months of 2019 with the charge-offs coming from the residential 1-4 family,  commercial and multi-family real estate and consumer loan portfolios. The Corporation also provides pooled general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the related loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits continue to be the most significant source of funds for the Corporation, totaling $821.0 million, or 92.9% of the Corporation’s outstanding funding sources at September 30, 2020, compared to $707.1 million at December 31, 2019.  The significant increase in deposits during the nine month period is somewhat attributable to customer deposits from PPP loan proceeds.

Non-interest bearing deposits comprised 20.7% of total deposits at September 30, 2020 and 16.5% at December 31, 2019. We expect that deposit levels may decrease in future periods if the conditions in our market areas become distressed relating to the COVID-19 pandemic.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of FHLB borrowings totaling $35.0 million at September 30, 2020 and $50.0 million at December 31, 2019, as well as $8,000,000 and $8,750,000 of term borrowings from the United Bankers’ Bank (UBB) at September 30, 2020 and December 31, 2019, respectively. The Corporation also has outstanding junior subordinated deferrable interest debentures of $12,933,000 and $12,908,000 at September 30, 2020 and December 31, 2019, respectively. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Regulatory Capital

The Corporation and Bank met all regulatory capital requirements as of September 30, 2020, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

Cash Flow from Operations

As part of the Bank's hedging program, loans held for sale are accumulated into larger blocks before being sold.  Depending on the timing of the sales of these blocks, there could be a positive or negative impact to net income and cash flow from operations.  As of September 30, 2020, loans held for sale amounted to $32,117,000 compared to $15,301,000 as of December 31, 2019 resulting in a negative impact to cash flow from operations for the nine month period ended September 30, 2020 of $16,816,000.  Similarly, there was a negative impact on cash flow from operations for the nine month period ended September 30, 2019 of $10,064,000 from the increase in loans held for sale. Excluding these changes in loans held for sale, cash flow from operations for the nine months ended September 30, 2020 and 2019 would have been a positive $6,154,000 and $7,734,000, respectively.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the nine month period ended September 30, 2020. However, because of the depressed national real estate market and sluggish local economy, the Corporation has experienced declines in the value of collateral securing commercial and non-commercial real estate loans. Management continues to closely monitor these trends in calculating the Corporation’s allowance for loan and lease losses.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to Smaller Reporting Companies.

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

Based on that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2020.

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

Item 1A: Risk Factors

In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factor applies to the Corporation

COVID-19 continues to cause significant disruptions in the U.S. economy at large, and for small businesses in particular, which continues to impact the Corporation’s operations. We are starting to see the impact from COVID-19 on our business, and we believe that it will be significant, adverse and potentially material. Currently, COVID-19 infections continue throughout the United States, with rates anticipated to rise through the fourth quarter. The ongoing concerns on the part of the U.S. have created continued risk of further recession, reduced economic activity and significant volatility in the U.S. stock markets. COVID-19 may impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes.  We expect continued disruption across our business due to these effects, very likely leading to decreased earnings, increased loan defaults and significant slowdowns in our loan collections.  Continued high rates of unemployment and recessionary concerns will also likely adversely affect mortgage originations and mortgage banking revenue in future periods.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended September 30, 2020:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
07/01/20 - 07/31/20	-	$-	-	198,446

08/01/20 - 08/31/20	-	$-	-	198,446

09/01/20 - 09/30/20	-	$-	-	198,446

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

UNITED BANCSHARES, INC.

Date: October 30, 2020	By: /s/ Stacy A. Cox
Stacy A. Cox
Chief Financial Officer