Form 10-K
period 2020-12-31
UNITED BANCSHARES INC/OH
filed 2021-03-05
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended

For the fiscal year ended December 31, 2020

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $54,834,228, based upon the last sales price as quoted on the NASDAQ Global Market as of June 30, 2020.

The number of shares of Common Stock, no par value outstanding as of January 31, 2021: 3,278,508

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2020 are incorporated by reference into Part II. Portions of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on April 28, 2021 are incorporated by reference into Part III.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. From time to time, we have made or will make forward-looking statements within the meaning of the Act. These statements do not relate strictly to historical or current facts. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, is forward-looking. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “outlook,” “plan,” “strategy,” “expect,” “anticipate,” “project,” “believe,” “estimate,” or other words of similar meaning, or by words or phrases indicating that an event or trend “may,” “should,” “will,” “is likely,” or that an event or trend is “probable” to occur or “continue,” has “begun,” “is scheduled,” or is “on track.” Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations. Our disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1. Business

Overview

United Bancshares, Inc. (“UBOH”), an Ohio corporation, organized in 1985, is headquartered in Columbus Grove, Ohio. We are a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), with consolidated total assets of $978.5 million at December 31, 2020. UBOH is regulated as a one-bank holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and its principal asset and operating subsidiary is The Union Bank Company, an Ohio state chartered commercial bank (“Union Bank”).  United Bancshares' primary objective is to be a high-performing, relationship-focused financial institution by concentrating its efforts on serving the financial needs of consumers and small businesses in the communities that it serves.  As of December 31, 2020, UBOH and its subsidiary (collectively the “Corporation”) employed approximately 222 full-time equivalent employees.

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

Union Bank’s philosophy is to grow by building long-term relationships based on high quality service, high ethical standards, and safe and sound assets.  In the operation of its business, Union Bank maintains a strong community orientation. Union Bank’s business model emphasizes personalized service, clients’ access to key decision makers, individualized attention, tailored products, and access to online banking tools. Union Bank’s management has placed a special emphasis on personalized attention to its customers’ needs and accomplishes this by continually working to build and support relationships with customers, local businesses and entrepreneurs. Union Bank empowers employees with the tools, knowledge, and support to serve our customers’ needs.

Through our twenty offices located in Bowling Green, Columbus Grove, Delaware, Delphos, Findlay, Gahanna, Gibsonburg, Kalida, Leipsic, Lima, Marion, Ottawa, Paulding, Pemberville, Plymouth, Westerville and Worthington Ohio, we serve the Ohio counties of Allen, Delaware, Franklin, Hancock, Huron, Marion, Paulding, Putnam, Sandusky, Van Wert, and Wood.

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

Competition

The Corporation competes for deposits with other commercial banks, savings associations and credit unions and issuers of commercial paper and other securities, such as shares in money market mutual funds. Primary factors in competing for deposits include customer service, interest rates, and convenience. In making loans, the Corporation competes with other commercial banks, savings associations, consumer finance companies, credit unions, leasing companies, mortgage companies, and other lenders. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable. The financial services industry is likely to become more competitive as further technology advances enable more companies to provide financial services. We compete by offering quality products and innovative services at competitive prices, and by maintaining our products and services offerings to keep pace with customer preferences in the regions that we operate.

In recent years, mergers and acquisitions have led to greater concentration in the banking industry, placing added competitive pressure on our core banking products and services. Consolidation continued during 2020, primarily through private merger and acquisition transactions, and led to redistribution of deposits and certain banking assets to other financial institutions. We expect this trend to continue during 2021. We, therefore, expect competition in the markets we serve to intensify with the advent of new technology and consolidation trends. As a matter of course, we continue to evaluate opportunities in the markets we serve or contiguous markets to improve our footprint, while balancing the efficiency of technology.

The Bank’s primary market area consists of the Ohio counties of Putnam, Allen, Wood, and Marion, in which the Bank currently operates 14 of its 20 total full service banking offices. According to the most recent FDIC Deposit Market Share Report, as of June 30, 2020 there were a total of 25 banking institutions competing in the Bank’s primary market area, with the Bank ranking fifth in deposit market share with approximately 10.39% of the aggregate deposits.  The Bank operates its remaining six branch banking offices in the Ohio counties of Delaware, Franklin, Hancock, Paulding, and Sandusky.

Supervision and Regulation

General

The following discussion addresses the material elements of the regulatory framework applicable to financial holding companies, like UBOH, and our subsidiary bank, Union Bank. This regulatory framework is intended primarily to protect customers and depositors, the Deposit Insurance Fund (the “DIF”) of the FDIC, and the banking system as a whole, rather than for the protection of security holders and creditors. We cannot predict changes in the applicable laws, regulations and regulatory agency policies, yet such changes may have a material effect on our business, financial condition, or results of operations.

UBOH

On October 10, 2018, UBOH elected to become a financial holding company within the meaning of the Bank Holding Company Act of 1956 as amended, in order to provide the flexibility to take advantage of the expanded powers available to a financial holding company under the Act.  As a financial holding company, UBOH is subject to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System pursuant to the Bank Holding Company Act of 1956, as amended. As a financial holding company, UBOH is still subject to all material regulations applicable to bank holding companies.

Under the Gramm-Leach-Bliley Act (the "GLB Act"), enacted into law in 1999, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  Activities that are "financial in nature" include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board has determined to be closely related to banking.  Federal Reserve Board approval is not required for UBOH to acquire a company, other than a bank holding company, bank, or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.  Prior Federal Reserve Board approval is required before UBOH may acquire the beneficial ownership or control of more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association.  If any subsidiary bank of UBOH ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve Board may, among other actions, order UBOH to divest the subsidiary bank.  Alternatively, UBOH may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company.  If any subsidiary bank of UBOH receives a rating under the Community Reinvestment Act of 1977 of less than “satisfactory,” UBOH will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks, or savings associations.

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

The Board of Governors of the Federal Reserve has issued Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases by Bank Holding Companies (the “Policy Statement”). In the Policy Statement, the Federal Reserve stated that it is important for a banking organization’s board of directors to ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. As a general matter, the Policy Statement provides that the board of directors of a bank holding company should inform the Federal Reserve and should eliminate, defer, or significantly reduce its dividends if:

(1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

(2) the prospective rate of earnings retention is not consistent with the company’s capital needs and overall current and prospective financial condition; or

(3) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

 Failure to do so could result in a supervisory finding that the organization is operating in an unsafe and unsound manner. Moreover, the Policy Statement requires a bank holding company to inform the Federal Reserve reasonably in advance of declaring or paying a     dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory   concerns.

Union Bank

As an Ohio state-chartered bank, and a member of the DIF, administered by the FDIC, Union Bank is supervised and regulated by the ODFI and the FDIC. As insurer, the FDIC imposes deposit insurance premiums, conducts examinations of, and requires reporting by FDIC-insured institutions under the Federal Deposit Insurance Act, as amended (the “FDIA”).

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

The Corporation currently satisfies all capital requirements. The junior subordinated deferrable interest debentures issued in 2003 and the trust preferred securities from the acquisition of The Ohio State Bank (“OSB”), as described in Note 9 of the consolidated financial statements contained in the Corporation’s Annual Report, currently qualify as Tier 1 capital for regulatory purposes. However, it is possible that regulations could change so that such securities do not qualify.

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

The FDIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to an FDIC-insured depository institution that does not meet certain capital adequacy standards. Banks and savings associations are classified into one (1) of five (5) categories based upon capital adequacy, ranging from “well-capitalized” to “critically under capitalized.” Restrictions on operations, management, and capital distributions begin to apply at “adequately capitalized” status and become progressively stricter as the insured depository institutions approaches “critically under capitalized” status. Generally, the regulations require the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “under capitalized” and to take additional actions if the institution becomes “significantly under capitalized” or “critically under capitalized.” Effective January 1, 2015, final rules promulgated by the FDIC pursuant to the Dodd-Frank Act, provide that for a depository institution to be considered well-capitalized it must maintain common equity tier 1 capital of at least 6.5%; tier 1 risk-based capital of at least 8%; total risk-based capital of at least 10%; and a tier 1 leverage ratio of at least 5%. As of December 31, 2020, Union Bank has total risk-based capital of 15.8%, tier 1 risk-based capital and CET 1 capital of 14.5%, and tier 1 leverage capital of 9.4%.

While the Prompt Corrective Action requirements only apply to FDIC-insured depository institutions and not to bank or financial holding companies, the mandatory Prompt Corrective Action “capital restoration plan” required of an under capitalized institution by its relevant regulator must be guaranteed to a limited extent by the institution’s parent bank or financial holding company.

In October 2013, the federal banking regulators published final rules establishing a new comprehensive capital framework for U.S. banking organizations (the “Regulatory Capital Rules”). The Regulatory Capital Rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The implementation of the Regulatory Capital Rules has led to higher capital requirements and more restrictive leverage liquidity ratios. In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Regulatory Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements. The capital conservation buffer has been phased in over time becoming fully effective on January 1, 2019, and consists of an additional amount of common equity equal to 2.5% of risk-weighted assets. The Regulatory Capital Rules also revise the regulatory agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity. The Regulatory Capital Rules phase in began on January 1, 2015, for non-advanced approaches banking organizations, like UBOH and Union Bank and was fully phased in on January 1, 2019.  UBOH and Union Bank currently meet all regulatory capital requirements.

The ability of a bank or financial holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiary bank and other subsidiaries. However, the Federal Reserve Board expects the Corporation to serve as a source of strength to its subsidiary bank, which may require it to retain capital for further investment in the subsidiary, rather than for dividends for shareholders of UBOH. The Bank may not pay dividends to UBOH if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Bank must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net income and the retained net income for the preceding two years, less required transfers to surplus. Payment of dividends by a bank subsidiary may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting UBOH’s ability to pay dividends on its outstanding common shares. For more information about the payment of dividends by Union Bank to UBOH, please see Note 14 of the consolidated financial statements contained in the Corporation's Annual Report.

Federal Deposit Insurance Act

The FDIC’s DIF provides insurance coverage for certain deposits, which insurance is funded through assessments on banks, like Union Bank. Pursuant to the Dodd-Frank Act, the amount of deposit insurance coverage for deposits increased to $250,000 per depositor. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection act (the “Dodd-Frank Act”), the FDIC has established 2.0% as the designated reserve ratio (the “DRR”), that is, the ratio of the DIF to insured deposits. The Dodd-Frank Act directs the FDIC to amend its assessment regulations so that future assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits. The minimum DIF rate increased from 1.15% to 1.35%, and the cost of the increase was borne by depository institutions with assets of $10 billion or more. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rule making if required.

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

Depositor preference

The FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of its depositors (including claims of its depositors that have subrogated to the FDIC) and certain claims for administrative expenses of the FDIC as receiver have priority over other general unsecured claims. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will be placed ahead of unsecured, non-deposit creditors, including the institution’s parent bank, holding company, and subordinated creditors, in order of priority of payment.

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

Privacy Provisions of Gramm-Leach-Bliley Act

Under GLB, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers   and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of GLB affect how consumer information is transmitted through diversified financial companies and conveyed to   outside vendors.

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

Branching Authority

Ohio chartered banks have the authority under Ohio law to establish branches anywhere in the State of Ohio, subject to receipt of all required regulatory approvals. Additionally, in May 1997 Ohio adopted legislation “opting in” to the provisions of Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) which allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. Effective with the enactment of The Dodd-Frank Act, the FDI Act and the National Bank Act have been amended to remove the expressly required “opt-in” concept applicable to de novo interstate branching and now permits national and insured state banks to engage in de novo in interstate branching if, under the laws of the state where the new branch is to be established, a state bank chartered in that state would be permitted to establish a branch.

Safety and Soundness Standards

The Federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions.  The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality, and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance.  If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency.  Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits, or require the institution to take any action the regulator deems appropriate under the circumstances.  Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Environmental Laws

Banks that hold mortgages on property as secured lenders are exempt from liability under Federal environmental protection laws if certain criteria are met. The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) contains a secured creditor exemption that eliminates owner or operator liability for lenders who take an ownership interest in a property primarily to protect their interest in the facility as security on a loan, provided that the bank does not participate in the management of the facility. Generally, participation in management applies if a bank exercises decision-making control over a property’s environmental compliance, or exercises control at a level similar to a manager of the facility or property.

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

Statistical Financial Information Regarding the Corporation

The following schedules and table analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiary, as required under Securities Act Industry Guide 3 promulgated by the Securities and Exchange Commission, and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation, both of which are included in the 2020 Annual Report.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.	The following are the average balance sheets for the years ended December 31:

	2020	2019	2018
ASSETS	(in thousands)
Interest-earning assets
Securities (1)
Taxable	$102,448	$116,335	$112,896
Non-taxable	83,399	62,740	60,696
Interest-bearing deposits	42,906	20,433	8,601
Loans (2)	663,097	582,377	540,687
Total interest-earning assets	891,850	781,885	722,880
Non-interest-earning assets
Cash and due from banks	7,607	8,142	9,268
Premises and equipment, net	18,590	18,724	19,117
Accrued interest receivable and other assets	56,018	56,798	54,906
Allowance for loan losses	(6,237)	(3,856)	(3,182)

	$967,828	$861,693	$802,989

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$452,878	$382,553	$367,536
Time deposits	171,881	192,077	173,574
Junior subordinated deferrable interest debentures	12,926	12,892	12,858
Other borrowings	50,533	60,284	60,357
Total interest-bearing liabilities	688,218	647,806	614,325
Non-interest-bearing liabilities
Demand deposits	168,179	120,227	106,877
Accrued interest payable and other liabilities	9,800	7,008	5,645

Shareholders' equity (3)	101,631	86,652	76,142

	$967,828	$861,693	$802,989

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

	Year Ended December 31,
	2020			2019			2018
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(In Thousands)
Interest-earning assets
Securities (1)
Taxable	$102,448	$1,938	1.89%	$116,335	$2,601	2.24%	$112,896	$2,573	2.28%
Non-taxable (2)	83,399	2,705	3.24%	62,740	2,157	3.44%	60,696	1,971	3.25%
Loans (3, 4)	663,097	35,696	5.38%	582,377	32,867	5.64%	540,687	29,722	5.50%
Interest-bearing deposits	42,906	259	0.60%	20,433	647	3.17%	8,601	513	5.96%
Total interest-earning assets	$891,850	$40,598	4.55%	$781,885	$38,272	4.89%	$722,880	$34,779	4.81%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$452,878	$1,321	0.29%	$382,553	$2,687	0.70%	$367,536	$1,552	0.42%
Time deposits	171,881	2,677	1.56%	192,077	3,753	1.95%	173,574	2,297	1.32%
Junior subordinated deferrable interest debentures	12,926	526	4.07%	12,892	728	5.65%	12,858	697	5.42%
Other borrowings	50,533	2,464	4.88%	60,284	1,756	2.91%	60,357	1,612	2.67%
Total interest-bearing liabilities	$688,218	$6,988	1.02%	$647,806	$8,924	1.38%	$614,325	$6,158	1.00%

Net interest income, interest rate spread, tax equivalent basis		$33,610	3.53%		$29,348	3.51%		$28,621	3.81%

Net interest margin			3.77%			3.75%			3.96%

(1)

Securities include securities available-for-sale, which are carried at fair value, and restricted bank stock carried at cost. The average balance includes monthly average balances of fair value adjustments and daily average balances for the amortized cost of securities.

(2)	Computed on tax equivalent basis for non-taxable securities (21% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans and loans held for sale.
(4)	Interest income on loans includes fees of $7,309,000 in 2020, $2,723,000 in 2019 and $2,127,000 in 2018.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

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

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 21% for 2020, 2019 and 2018 in the table that follows:

	Year Ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Total	Variance Attributable To		Total	Variance Attributable To
	Variance	Volume	Rate	Variance	Volume	Rate
INTEREST INCOME	(In Thousands)
Securities -
Taxable	$(663)	$(289)	$(374)	$28	$77	$(49)

Non-taxable	548	676	(128)	186	68	118

Loans	2,829	4,398	(1,569)	3,145	2,337	808

Other	(388)	379	(767)	134	459	(325)

Subtotal	2,326	5,164	(2,838)	3,493	2,941	552

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	(1,366)	425	(1,791)	1,135	66	1,069

Time deposits	(1,076)	(368)	(708)	1,456	266	1,190

Junior subordinated deferrable interest debentures	(202)	2	(204)	31	2	29

Other borrowings	708	(321)	1,029	144	(2)	146

Subtotal	(1,936)	(262)	(1,674)	2,766	332	2,434

NET INTEREST INCOME	$4,262	$5,426	$(1,164)	$727	$2,609	$(1,882)

II.	INVESTMENT PORTFOLIO

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

A.	The carrying amounts of securities available-for-sale as of December 31 are summarized as follows:
	2020	2019	2018
	(in thousands)
Obligations of states and political subdivisions	$99,805	$72,554	$59,466
Mortgage-backed securities	93,611	110,041	106,924
Other	1,164	1,016	964
	$194,580	$183,611	$167,354

B.

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  The maturity distribution and weighted average yield of securities available-for-sale at December 31, 2020 are as follows (1):

		Maturing
		After One	After Five
		Year	Years
	Within	But Within	But Within	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(dollars in thousands)
Obligations of states and political subdivisions	$562	$6,710	$13,238	$79,295	$99,805
Mortgage-backed securities (2)	-	2	11,376	82,233	$93,611

	$562	$6,712	$24,614	$161,528	$193,416

		Weighted Average Yield (3)
Obligations of states and political subdivisions	3.46%	3.17%	3.17%	3.11%	3.13%
Mortgage-backed securities (2)	-	3.81	2.21%	2.07%	2.09%

Weighted Average Yield - Portfolio	3.46%	3.28%	2.73%	2.58%	2.63%

(1)	Table excludes $1,164,000 of securities having no maturity date.
(2)	Maturity based upon estimated weighted-average life.
(3)	Computed on tax equivalent basis for non-taxable securities.

The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

C.	There were no securities which exceeded 10% of shareholders’ equity at December 31, 2020.

III.	LOAN AND LEASE PORTFOLIO

A.	Types of Loans and Leases – Total loans and leases, including loans held for sale, are comprised of the following classifications at December 31 for the years indicated:

	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)
Residential 1-4 family real estate	$129,488	19.84%	$138,206	23.36%	$127,546	22.40%	$123,802	24.33%	$90,534	23.98%
Commercial and multi-family real estate	374,832	57.44%	367,614	62.13%	354,446	62.26%	312,010	61.32%	219,487	58.13%
Commercial	141,280	21.65%	77,658	13.12%	80,630	14.16%	68,320	13.43%	63,718	16.87%
Consumer loans	6,930	1.06%	8,247	1.39%	6,697	1.18%	4,664	0.92%	3,857	1.02%
	652,530	100.00%	591,725	100.00%	569,319	100.00%	508,796	100.00%	377,596	100.00%

Allowance for loan losses	9,994		4,131		3,527		2,835		3,345

Loans, net	$642,536		$587,594		$565,792		$505,961		$374,251

Real estate mortgage loans include real estate construction loans of $5.0 million in 2020, $5.2 million in 2019, $1.3 million in 2018, $3.0 million in 2017, and $2.2 million in 2016. There were no lease financing receivables in any year.

B.

Maturities and Sensitivities of Loans and Leases to Changes in Interest Rates – The following table shows the amounts of commercial and  multi-family real estate and commercial loans outstanding as of December 31, 2020 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for commercial and multi - family real estate loan and commercial loans due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

Commercial
and
Maturing	Agricultural
(in thousands)
Within one year	$42,790
After one year but within five years	140,713
After five years	332,609
$516,112

III.	LOAN AND LEASE PORTFOLIO (CONTINUED)

	Interest Sensitivity
	Fixed	Variable and
	Rate	Adjustable Rate	Total
	(in thousands)
Due after one year but within five years	$118,391	$22,322	$140,713
Due after five years	38,067	294,542	332,609
	$156,458	$316,864	$473,322

C.	Risk Elements – Non-accrual, Past Due, Restructured and Impaired Loans and Leases – The following table summarizes non-accrual, past due, restructured and impaired loans and leases at December 31:

	2020	2019	2018	2017	2016
	(in thousands)
(a) Loans accounted for on a non-accrual basis	$950	$963	$1,445	$2,767	$6,003

(b) Loans contractually past due 90 days or more as to interest or principal payments and still accruing interest	60	138	161	170	154

(c) Loans not included in (a) or (b) which are Troubled Debt Restructurings as defined by accounting principles generally accepted in the United States of America	1,490	1,618	624	712	1,208

	$2,500	$2,719	$2,230	$3,649	$7,365

The following is reported for the years ended December 31:

	2020	2019	2018	2017	2016
	(in thousands)
Gross interest income that would have been recorded on non-accrual loans outstanding if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period	$77	$71	$15	$131	$275

Interest income actually recorded on non- accrual loans and included in net income for the period	-	-	-	-	-

Interest income not recognized during the period	$77	$71	$15	$131	$275

III.	LOAN AND LEASE PORTFOLIO (CONTINUED)

1.	Discussion of the non-accrual policy

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

As of December 31, 2020, in addition to the $2.5 million of loans reported under Item III C, there are approximately $19.9 million of other outstanding loans where known information causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III C at some future date. Consideration was given to loans classified for regulatory purposes as substandard or special mention that have not been disclosed in Item III C above.

3.	Foreign outstanding loans

None.

4.	Loan concentrations

None.

D.	Other interest-bearing assets

As of December 31, 2020, there were no other interest-bearing assets that are required to be disclosed.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

	2020	2019	2018	2017	2016
	(dollars in thousands)
LOANS
Loans outstanding at end of period (1)	$652,530	$591,725	$569,319	$508,796	$377,596
Average loans outstanding during period (1)	$663,097	$582,377	$540,687	$421,564	$361,437
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period	$4,131	$3,527	$2,835	$3,345	$3,834
Loans charged off:
Residential Real Estate	(228)	(46)	(52)	(45)	(52)
Commercial and Multi Family Real Estate	(125)	(23)	(114)	(553)	(12)
Commercial	(4)	(101)	(21)	(63)	(86)
Consumer loans	(33)	(10)	(10)	(28)	(10)
	(390)	(180)	(197)	(689)	(160)
Recoveries of loans previously charged off:
Residential Real Estate	9	40	75	14	61
Commercial and Multi Family Real Estate	29	152	306	414	317
Commercial	14	41	57	92	34
Consumer loans	1	1	1	9	9
	53	234	439	529	421
Net loan (charge offs) recoveries	(337)	54	242	(160)	261
Provision (credit) for loan losses	6,200	550	450	(350)	(750)

Balance at end of period	$9,994	$4,131	$3,527	$2,835	$3,345

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.05%	(0.01)%	(0.04)%	0.04%	(0.07)%

(1)	Including loans held for sale.

The amount of loan charge-offs and recoveries fluctuate from year to year due to various factors relating to the condition of the general economy and specific business segments. The 2020 loan charge-offs included 37 consumer, mortgage, or commercial credits with the largest individual charge-off being $84,500.  The 2019 net recoveries included charge-offs of 23 consumer, mortgage, HELOC, or commercial credits with the largest individual charge-off being $80,000.  The 2018 net recoveries included charge-offs of 28 consumer, mortgage, HELOC, or commercial credits, with the largest individual charge-off being $85,000. The 2017 loan charge-offs included 38 consumer, mortgage, HELOC, or commercial credits, with the largest individual charge-off being $406,000. The 2016 net recoveries included charge-offs of 46 consumer, mortgage, HELOC, commercial, or agricultural credits, with the largest individual charge-off being $86,000.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

The Corporation recognized a provision for loan losses of $6,200,000 in 2020 and $550,000 in 2019, and $450,000 in 2018. Problem and potential problem loans aggregated $19.4 million at December 31, 2020 compared to $7.7 million at December 31, 2019. This increase is primarily a result of economic conditions resulting from the COVID-19 pandemic.  The Corporation will continue to monitor the credit quality of its loan portfolio, and especially the quality of those credits identified as problem or potential problem credits, to ensure the allowance for loan losses is maintained at an appropriate level.

The allowance for loan losses balance and the provision for loan losses are judgmentally determined by management based upon periodic reviews of the loan portfolio. In addition, management considered the level of charge-offs on loans as well as the fluctuations of charge-offs and recoveries on loans including the factors which caused these changes. Estimating the risk of loans and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral value, and other factors and estimates which are subject to change over time.

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	December 31,
	2020		2019		2018		2017		2016
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each Category		Each Category		Each Category		Each Category		Each Category
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Residential Real Estate	$1,683	19.85%	$592	23.36%	$576	22.40%	$545	24.33%	$542	23.98%
Commercial and Multi Family Real Estate	6,664	57.44%	2,536	62.13%	2,355	62.26%	1,746	61.32%	1,876	58.13%
Commercial	1,515	21.65%	939	13.12%	534	14.16%	501	13.43%	896	16.87%
Consumer loans	132	1.06%	64	1.39%	62	1.18%	43	0.92%	31	1.02%
	$9,994	100.0%	$4,131	100.0%	$3,527	100.0%	$2,835	100.0%	$3,345	100.0%

The allowance for loan losses at December 31, 2020 included specific reserves for impaired loans amounting to $255,000. There was $435,000 included in specific reserves for impaired loans at December 31, 2019.

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

A.&B.	The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2020		2019		2018
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Savings and interest-bearing demand deposits	$452,878	0.29%	$382,553	0.70%	$367,536	0.42%
Time deposits	171,881	1.56%	192,077	1.95%	173,574	1.32%
Demand deposits (non-interest bearing)	168,179	-	120,227	-	106,877	-
	$792,938		$694,857		$647,987

C.&E.	There were no foreign deposits in any periods presented.

D.	Maturities of certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2020 are summarized as follows:

(in thousands)
Three months or less	$9,293
Over three months and through six months	8,707
Over six months and through twelve months	29,377
Over twelve months	14,286
$61,663

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and average total assets and certain other ratios are as follows:

	2020	2019	2018
	(dollars in thousands)

Average total assets	$967,828	$861,693	$802,989
Average shareholders' equity (1)	$101,631	$86,652	$76,142
Net Income	$13,755	$10,661	$8,220
Cash dividends declared	$1,668	$1,702	$1,568
Return on average total assets	1.42%	1.24%	1.02%
Return on average shareholders' equity	13.53%	12.30%	10.80%
Dividend payout ratio (2)	12.13%	15.96%	19.08%
Average shareholders' equity to average total assets	10.50%	10.06%	9.48%

(1)	Average shareholders’ equity includes average unrealized gains or losses on securities available-for-sale.
(2)	Dividends declared divided by net income.

VII.	SHORT-TERM BORROWINGS

The Corporation has established lines of credit with its major correspondent banks to purchase federal funds to meet liquidity needs. At December 31, 2020, the Corporation had no federal funds purchased, out of the $155.9 million available under such lines. The Corporation also uses repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Corporation from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2020, the Corporation had no repurchase agreements.

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

The Corporation’s operating results are dependent to a significant degree on its net interest income, which is the difference between interest income from loans, investments, and other interest-earning assets and interest expense on deposits, borrowings and other interest-bearing liabilities. The interest income and interest expense of the Corporation change as the interest rates on interest-earning assets and interest-bearing liabilities change. Interest rates may change because of general economic conditions, the policies of various regulatory authorities, and other factors beyond the Corporation's control.

We are subject to credit risk related to the interest rate environment and the economic conditions of the markets in which we operate.

There are inherent risks associated with the Corporation’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates as well as those across the State of Ohio, the United States, and abroad. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Corporation is also subject to various laws and regulations that affect its lending activities. Loans not secured by one-to-four family residential real estate are generally considered to involve greater risk of loss than loans secured by one- to- four- family residential real estate due, in part, to the effects of general economic conditions. The repayment of multifamily residential, nonresidential real estate, and commercial loans generally depends upon the cash flow from the operation of the property or business, which may be negatively affected by national and local economic conditions. Construction loans may also be negatively affected by such economic conditions, particularly loans made to developers who do not have a buyer for a property before the loan is made. The risk of default on consumer loans increases during periods of recession, high unemployment, and other adverse economic conditions. When consumers have trouble paying their bills, they are more likely to pay mortgage loans than consumer loans. In addition, the collateral securing such loans, if any, may decrease in value more rapidly than the outstanding balance of the loan.

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

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, capitalize on growth opportunities as they arise, or pay dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances.  Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operation, and access to other funding sources.  Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or regulatory action that limits or eliminates our access to alternate funding sources. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

Changes in accounting standards could impact the Corporation’s reported earnings.

Current accounting and tax rules, standards, policies, and interpretations influence the methods by which financial institutions conduct business and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on the Corporation, such as bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and various taxing authorities, responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies, and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. The Corporation’s financial condition and results of operations may be adversely affected by a change in accounting standards.

The Corporation’s Allowance for Loan Losses May Be Insufficient

The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan and lease loss experience; current loan and lease portfolio quality; present economic, political and regulatory conditions, and unidentified losses inherent in the current loan and lease portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require a potentially significant increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of further loan and lease charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Corporation will need additional provisions to increase the allowance for loan and lease losses. Any increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations. While the Board of Directors of the Corporation believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the final determination.

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

The Corporation Operates in a Highly Competitive Industry and Market Area

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of whom are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Corporation operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes as well as continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Corporation can.

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

Legislative or regulatory changes or actions could adversely impact our business

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. These laws and regulations are primarily intended for the protection of consumers, depositors, borrowers, and the DIF, not to benefit our shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact us, possibly limiting the services we provide, increasing the ability of non-banks to compete with us or requiring us to change the way we operate. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure by our bank or bank holding company to comply with applicable laws, regulations, and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition.

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

UBOH Relies On Dividends from Its Subsidiaries for Most of Its Revenue

UBOH is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on UBOH common stock, interest and principal on UBOH debt, and other operating expenses. Various federal and/or state laws and regulations limit the amount of dividends that Union Bank may pay to UBOH. Under these law and regulations, the amount of dividends that may be paid by Union Bank in any calendar year is generally limited to the current year’s net profits, combined with the retained net profits of the preceding two years. In addition, the FDIC has issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings. Thus, the ability of Union Bank to pay dividends to UBOH in the future will be subject to Union Bank’s ability to earn profits in the future, and the federal statutory provisions, regulations, regulatory policies, and capital guidelines which are applicable to UBOH and Union Bank. Furthermore, the Federal Reserve’s Small Bank Holding Company Policy Statement provides, inter alia, that it is expected that dividends by a holding company will be eliminated in the event that a holding company is: (1) not reducing its debt consistent with the requirement that the debt to equity ratio be reduced to .30:1, or (2) not meeting the requirements of its loan agreement(s). Also, UBOH’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Union Bank is unable to pay dividends to UBOH, UBOH may not be able to service debt, pay obligations or pay dividends on UBOH’s common stock or trust preferred securities. The inability to receive dividends from Union Bank could have a material adverse effect on UBOH’s business, financial condition and results of operations.

The Corporation May Not Be Able To Attract and Retain Skilled People

The Corporation’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Corporation can be intense and the Corporation may not be able to hire such people or to retain them. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

The Corporation’s Business could be Adversely Affected by Third-Party Service Providers, Data Breaches and Cyber-Attacks

The Corporation faces the risk of operational disruption, failure, or capacity constraints due to its dependency on third-party vendors for components of its business infrastructure. While the Corporation has selected these third-party vendors through its vendor management processes, the Corporation does not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect the Corporation’s business and operations.

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

To date, the Corporation has not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that the Corporation will not suffer such attacks or attempted breaches, or incur resulting losses in the future. The Corporation’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats.  The Corporation’s plans to continue to implement internet and mobile banking to meet customer demand, and the current economic and political environment. As cyber and other data security threats continue to evolve, the Corporation may be required to expend significant additional resources to continue to modify and enhance its protective measures or to investigate and remediate any security vulnerabilities.

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

With a new Congress taking office in January 2021, Democrats have retained control of the U.S. House of Representatives, and have gained control of the U.S. Senate, albeit with a majority found only in the tie-breaking vote of Vice President Kamala Harris. However slim the majorities, though, the net result is unified Democratic control of the White House and both chambers of Congress, and consequently Democrats will be able to set the agenda both legislatively and in the Administration. We expect that Democratic-led Congressional committees will pursue greater oversight and will also pay increased attention to the banking sector’s role in providing COVID-19-related assistance. The prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.

Moreover, the turnover of the presidential administration has produced, and likely will continue to produce, certain changes in the leadership and senior staffs of the federal banking agencies, the Consumer Financial Protection Bureau, the Commodity Futures Trading Commission, the Securities and Exchange Commission, and the Treasury Department. With few exceptions, the heads of those agencies and departments will change in 2021 pending Senate confirmation. In addition, the Federal Reserve and the FDIC Board of Directors may experience significant turnover within the next year to two years. These changes could impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. Of note, promptly after taking office, President Biden issued an Executive Order instituting a “freeze” of certain recently-finalized and pending regulations to allow for review by incoming Administration officials. As a result of this Executive Order, recently-adopted regulations may be subject to further notice-and-comment rulemaking and, more broadly, agency rulemaking agendas may be disrupted. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time.

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

Consumers may decide not to use banks to complete their financial transactions. Technology and other changes, including the emergence of “Fintech Companies” are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Damage to the Corporation’s reputation could damage its businesses.

Maintaining trust in the Corporation is critical to our ability to attract and maintain customers, investors, and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, security breaches, compliance failures, litigation or regulatory outcomes, or governmental investigations. Our reputation could also be harmed by the failure of an affiliate, a vendor or other third party with which we do business, to comply with laws or regulations. In addition, a failure or perceived failure to deliver appropriate standards of service and quality, to treat customers and clients fairly, or to handle or use confidential information of customers or clients appropriately or in compliance with applicable privacy laws and regulations can result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Adverse publicity or negative information posted on social media websites regarding the Corporation, whether or not true, may result in harm to the prospects. Should any of these or other events or factors that can undermine our reputation occur, there is no assurance that the additional costs and expenses that we may need to incur to address the issues giving rise to the reputational harm could not adversely affect our earnings and results of operations, or that damage to our reputation will not impair our ability to retain our existing or attract new customers, investors and employees.

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

COVID-19 May Continue to Significantly Impact the Corporation’s Business

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

Item 1B.     Unresolved Staff Comments

Not applicable

Item 2.     Properties

At December 31, 2020, the Corporation and the Bank conducted its business from its headquarters and operations center at 105 Progressive Drive Columbus Grove, Ohio.  There are eighteen full service banking centers and two loan production offices in northwest and central Ohio listed below.

Full Service Branch Locations:

Bowling Green	Leipsic
1300 North Main Street	318 South Belmore Street

Columbus Grove	Lima
100 South High Street	701 Shawnee Road
Drive-Thru Facility	1410 Bellefontaine Avenue
101 Progressive Drive	3211 Elida Road

Delaware	Marion
30 Coal Bend Road	111 South Main Street
220 Richland Road
Delphos
114 East Third Street	Westerville
468 Polaris Parkway

Findlay	Ottawa
1500 Bright Road	245 West Main Street

Gahanna	Paulding
461 Beecher Road	103 East Perry Street

Gibsonburg	Pemberville
230 West Madison Street	132 East Front Street

Kalida
110 East North Street

Loan Production Offices:

Plymouth	Worthington
2660 US Highway 224 Suite 3	6797 North High Street

Item 3.	Legal Proceedings

As of March 5, 2021, there are no pending legal proceedings to which the Corporation or its subsidiary are a party or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiary are a party incident to its banking business. None of such proceedings are considered by the Corporation to be material.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Additional information required herein is incorporated by reference from (“Description of the Corporation”) United Bancshares’ Annual Report to Shareholders for 2020 (“Annual Report”), which is included herein as Exhibit 13.

Stock Repurchase Program

The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2020:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (1)	Maximum number of shares that may yet be purchased under the plan or program (1)
10/01/2020 - 10/31/2020	-	$-	401,554	198,446

11/01/2020 - 11/30/2020	-	$-	401,554	198,446

12/01/2020 - 12/31/2020	-	$-	401,554	198,446

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

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2020 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference to page 5 through 17 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2020 (“Annual Report”), which is included herein as Exhibit 13.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 21 through 65 of United Bancshares’ Annual Report to Shareholders for 2020 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. An evaluation was performed under the supervision, and with the participation, of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2020. Based on the results of the evaluation, and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Management maintains internal controls over financial reporting. The internal controls contain control processes, and actions are taken to correct deficiencies as they are identified. The internal controls are evaluated on an ongoing basis by the Corporation’s Management and Audit Committee. Even effective internal controls, no matter how well designed, have inherent limitations – including the possibility of circumvention or overriding of controls – and therefore can provide only reasonable assurance with respect to financial statement preparation. Also, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the Corporation’s internal controls as of December 31, 2020, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2020, the Corporation’s internal control over financial reporting was effective.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Our Proxy Statement will be filed with the SEC no later than March 30, 2021, in preparation for the 2020 Annual Meeting of Shareholders scheduled for April 28, 2021. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein concerning Directors and Executive Officers is contained under the captions “Proposal Number 1: Election of Directors”,  Executive Officers,  "Director and Nominee Qualifications" and "Board of Directors Independence, Certain Relationships and Related Party Transactions" of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 28, 2021, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the caption “Committees of the Board of Directors - Audit Committee” of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 28, 2021 which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Delinquent Section 16(a) Reports” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 28, 2021, which is incorporated herein by reference.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to the Corporation’s Chief Executive Officer, Chief Financial Officer, and other Senior Financial Officers. The Board of Directors reviews the Code of Ethics annually with the most recent review performed in February 2021. A copy of the Code of Ethics is available on the Corporation’s website at https://www.theubank.com.

Item 11.	Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Named Executive Officers” and "Director Compensation" in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 28, 2021, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 28, 2021, which is incorporated herein by reference.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	157,817	$19.83	89,228
Equity compensation plans not approved by security holders	-	-	-
Total	157,817	$19.83	89,228

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Information required by this item concerning director independence is contained under the caption “Board of Directors Independence, Certain Relationships and Related Party Transactions” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 28, 2021, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 28, 2021, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements (and reports thereon) are set forth on pages 18 through 60 of the Corporation’s 2020 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2020 and 2019

Consolidated Statements of Income - Years ended December 31, 2020, 2019, and 2018

Consolidated Statements of Comprehensive Income - Years ended December 31, 2020, 2019, and 2018

Consolidated Statements of Shareholders' Equity - Years ended December 31, 2020, 2019, and 2018

Consolidated Statements of Cash Flows - Years ended December 31, 2020, 2019, and 2018

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of SEC Regulation S-K) in this filing:

Exhibit No.

3.1	Articles of Incorporation	(1)
3.2	Regulations	(1)
4	Description of Registrant's Common Stock	(7)
10.1	Preferred Trust Securities, Placement and Debenture agreements	(2)
10.2	Agreement – Brian D. Young	(3)
10.3	Salary Continuation Agreement - Brian D. Young	(7)
10.4	Salary Continuation Agreement – Heather M. Oatman	(4)
10.5	2016 Stock Option Plan	(5)
10.6	Form of Award Agreement under the 2016 Stock Option Plan	(7)
10.7	Change in Control Agreement- Stacy A. Cox	(6)
13	2020 Annual Report to Shareholders
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) CEO's Certification

31.2	Rule 13a-14(a)/15d-14(a) CFO's Certification

32.1	Section 1350 CEO's Certification

32.2	Section 1350 CFO's Certification

101.INS	XBRL Instance Document (a)
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

(1) Incorporated herein by reference to the Corporation's Form 10-Q for the quarter ended June 30, 2006.

(2) Incorporated herein by reference to the Corporation's Form 10-Q for the quarter ended June 30, 2007.

(3) Incorporated herein by reference to the Corporation’s Form 8-K filed July 20, 2006.

(4) Incorporated herein by reference to the Corporation’s Form 10-K filed March 20, 2009.

(5) Incorporated herein by reference to the Corporation's Definitive Proxy Statement pursuant to Section 14(a) filed March 23, 2016.

(6) Incorporated herein by reference to the Corporation's Form 8-K filed February 19, 2019.

(7) Incorporated herein by reference to the Corporation's Form 10-K filed March 6, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCSHARES, INC.

By:	/s/ BRIAN D. YOUNG
Brian D. Young, CEO, President

By:	/s/ STACY A. COX
Stacy A. Cox Chief Financial Officer

Date: March 5, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BRIAN D. YOUNG Brian D. Young	Director	March 5, 2021

/s/ HERBERT H. HUFFMAN Herbert H. Huffman	Director	March 5, 2021

/s/ H. EDWARD RIGEL H. Edward Rigel	Director	March 5, 2021

/s/ R. STEVEN UNVERFERTH R. Steven Unverferth	Director	March 5, 2021

/s/ ROBERT L. BENROTH Robert L. Benroth	Director	March 5, 2021

/s/ DAVID P. ROACH David P. Roach	Director	March 5, 2021

/s/ DANIEL W. SCHUTT Daniel W. Schutt	Director	March 5, 2021