Form 10-Q
period 2021-03-31
UNITED BANCSHARES INC/OH
filed 2021-05-04
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2021: 3,278,789.

This document contains 39 pages. The Exhibit Index is on page 38 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

 March 31, 2021 (unaudited) and December 31, 2020

	(in thousands except share data)
	March 31,	December 31,
	2021	2020
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$10,559	$10,446
Interest-bearing deposits in other banks	87,327	46,588
Total cash and cash equivalents	97,886	57,034
SECURITIES, available-for-sale	200,436	194,580
FEDERAL HOME LOAN BANK STOCK, at cost	5,598	5,598
LOANS HELD FOR SALE	17,873	18,427
LOANS AND LEASES	636,373	634,103
Less allowance for loan and lease losses	10,301	9,994
Net loans and leases	626,072	624,109
PREMISES AND EQUIPMENT, net	19,253	19,341
GOODWILL	28,616	28,616
CORE DEPOSIT INTANGIBLE ASSETS, net	607	643
CASH SURRENDER VALUE OF LIFE INSURANCE	19,099	18,981
OTHER ASSETS, including accrued interest receivable	11,534	11,203
TOTAL ASSETS	$1,026,974	$978,532
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$187,511	$185,915
Interest-bearing	701,050	652,463
Total deposits	888,561	838,378
Other borrowings	7,500	7,750
Junior subordinated deferrable interest debentures	12,950	12,942
Other liabilities	5,892	7,863
Total liabilities	914,903	866,933
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; issued 3,760,557 shares	3,761	3,761
Surplus	15,476	15,438
Retained earnings	96,308	92,716
Accumulated other comprehensive income	4,090	7,355
Treasury stock, at cost, 481,768 shares at March 31, 2021 and 488,573 shares at December 31, 2020	(7,564)	(7,671)
Total shareholders’ equity	112,071	111,599
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,026,974	$978,532

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Three months ended March 31, 2021 and 2020 (unaudited)

	(in thousands except share data)
	Three months ended March 31,
	2021	2020
INTEREST INCOME
Loans and leases, including fees	$8,407	$7,945
Securities:
Taxable	414	612
Tax-exempt	617	498
Other	52	177
Total interest income	9,490	9,232
INTEREST EXPENSE
Deposits	632	1,535
Other borrowings	203	573
Total interest expense	835	2,108
Net interest income	8,655	7,124
PROVISION FOR LOAN AND LEASE LOSSES	300	550
Net interest income after provision for loan and lease losses	8,355	6,574
NON-INTEREST INCOME
Gain on sale of loans	4,576	2,583
Net securities losses	(5)	-
Other non-interest income	1,170	251
Total non-interest income	5,741	2,834
NON-INTEREST EXPENSES	9,106	8,210
INCOME BEFORE INCOME TAXES	4,990	1,198
PROVISION FOR INCOME TAXES	873	110
NET INCOME	$4,117	$1,088
NET INCOME PER SHARE
Basic	$1.26	$0.33
Diluted	$1.24	$0.33
Weighted average common shares outstanding (basic)	3,277,744	3,270,066
Weighted average common shares outstanding (diluted)	3,311,260	3,270,066

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2021 and 2020 (unaudited)

	(in thousands)
	Three months ended March 31,
	2021	2020

NET INCOME	$4,117	$1,088

OTHER COMPREHENSIVE INCOME
Unrealized gain on securities:
Unrealized holding gains (losses) during period	(4,138)	3,733
Reclassification adjustments for losses included in net income	5	-
Other comprehensive income (loss), before income taxes	(4,133)	3,733
Income tax expense (benefit) related to items of other comprehensive income	(868)	784
Other comprehensive income (loss)	(3,265)	2,949
COMPREHENSIVE INCOME	$852	$4,037

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands except share data)

Three months ended March 31, 2021 and 2020 (unaudited)

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
BALANCE AT DECEMBER 31, 2020	$3,761	$15,438	$92,716	$7,355	$(7,671)	$111,599
Comprehensive income:
Net income	-	-	4,117	-	-	4,117
Other comprehensive loss	-	-	-	(3,265)	-	(3,265)
6,805 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	4	-	-	107	111
Stock option expense	-	45	-	-	-	45
Stock option exercise		(11)				(11)
Cash dividends declared, $0.16 per share	-	-	(525)	-	-	(525)
BALANCE AT MARCH 31, 2021	$3,761	$15,476	$96,308	$4,090	$(7,564)	$112,071

BALANCE AT DECEMBER 31, 2019	$3,761	$15,251	$80,629	$2,872	$(7,732)	$94,781
Comprehensive income:
Net income	-	-	1,088	-	-	1,088
Other comprehensive income	-	-	-	2,949	-	2,949
2,304 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	26	-	-	36	62
Stock option expense	-	60	-	-	-	60
Cash dividends declared, $0.14 per share	-	-	(458)	-	-	(458)
BALANCE AT MARCH 31, 2020	$3,761	$15,337	$81,259	$5,821	$(7,696)	$98,482

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

Three months ended March 31, 2021 and 2020 (unaudited)

	(in thousands)
	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES	$3,527	$(1,474)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls and maturities of available-for-sale securities	10,001	6,908
Purchases of available-for-sale securities	(20,186)	(7,494)
Purchases of FHLB stock	-	(296)
Net increase in loans and leases	(1,876)	3,385
Purchases of premises and equipment	(125)	(14)
Net cash provided by (used in) investing activities	(12,186)	2,489

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	50,175	17,991
Repayments of other borrowings	(250)	(250)
Proceeds from sale of treasury shares	111	62
Cash dividends paid	(525)	(458)
Net cash provided by financing activities	49,511	17,345
NET INCREASE IN CASH AND CASH EQUIVALENTS	40,852	18,360
CASH AND CASH EQUIVALENTS
At beginning of period	57,034	26,412
At end of period	$97,886	$44,772
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$875	$2,153
Federal income taxes	$-	$-
Non-cash investing activities:
Change in net unrealized gain or loss on available-for-sale securities	$(4,133)	$3,733

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2021

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet as of December 31, 2020 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

In December, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740.  The amendments also improve consistent application of and simplify GAAP for the areas of Topic 740 by clarifying and amending existing guidance.  This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020.  Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued.  Depending on the amendment, adoption may be applied on the retrospective, modified retrospective, or prospective basis.  The Corporation does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting.  The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  The amendments are effective for all entities as of March 12, 2020 through December 31, 2022.  The Corporation does not expect this guidance to have a material impact on its consolidated financial statements.

 In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848):  Scope, which is in response to stakeholder concerns related to reference rate reform.  The amendments in this Update are elective and apply to all entities that have derivative instruments that use an interest rate for managing, discounting, or contract price alignment that is modified as a result of reference rate reform.  The amendments in this Update are effective immediately for all entities.  The Corporation is currently reviewing the amendments in this Update, but does not expect this guidance to have a material impact on its consolidated financial statements.

NOTE 3 - SECURITIES

The amortized cost, unrealized gains and losses, and fair value of available-for-sale securities as of March 31, 2021 and December 31, 2020 are as follows:

	(in thousands)
March 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Agency	$2,500	$-	$15	$2,485
Obligations of states and political subdivisions	97,562	4,675	571	101,666
Mortgage-backed	94,049	1,942	853	95,138
Other	1,147	-	-	1,147

Total	$195,258	$6,617	$1,439	$200,436

	(in thousands)
December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$93,406	$6,400	$1	$99,805
Mortgage-backed	90,712	2,904	5	93,611
Other	1,151	13	-	1,164

Total	$185,269	$9,317	$6	$194,580

NOTE 4 – LOANS AND LEASES

The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the three month periods ended March 31, 2021 and 2020:

	(in thousands)
	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Balance at December 31, 2020	$1,683	$6,664	$1,515	$132	$9,994
Provision charged to expenses	40	239	26	(5)	300
Losses charged off	-	-	-	(2)	(2)
Recoveries	-	9	-	-	9
Balance at March 31, 2021	$1,723	$6,912	$1,541	$125	$10,301

Balance at December 31, 2019	$592	$2,536	$939	$64	$4,131
Provision charged to expenses	109	422	9	10	550
Losses charged off	-	-	(4)	(5)	(9)
Recoveries	3	3	9	-	15
Balance at March 31, 2020	$704	$2,961	$953	$69	$4,687

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment method as of March 31, 2021 and December 31, 2020:

	(in thousands)
March 31, 2021	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$-	$-	$222	$-	$222
Collectively evaluated for impairment	1,723	6,912	1,319	125	10,079
Total allowance for loan and lease losses	$1,723	$6,912	$1,541	$125	$10,301

Loans and leases:
Individually evaluated for impairment	$-	$1,455	$1,416	$-	$2,871
Acquired with deteriorated credit quality	67	75	-	-	142
Collectively evaluated for impairment	105,134	364,320	157,618	6,288	633,360
Total ending loans and leases balance	$105,201	$365,850	$159,034	$6,288	$636,373

December 31, 2020	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$-	$6	$249	$-	$255
Collectively evaluated for impairment	1,683	6,658	1,266	132	9,739
Total allowance for loan and lease losses	$1,683	$6,664	$1,515	$132	$9,994

Loans and leases:
Individually evaluated for impairment	$-	$1,047	$1,978	$-	$3,025
Acquired with deteriorated credit quality	60	104	-	-	164
Collectively evaluated for impairment	111,001	373,681	139,302	6,930	630,914
Total ending loans and leases balance	$111,061	$374,832	$141,280	$6,930	$634,103

The average recorded investment in impaired loans and leases (excluding loans and leases acquired with deteriorated credit quality) for the three month period ended March 31, 2021 was $2,948,000 compared to $2,847,000 for the three month period ended March 31, 2020. There was $222,000 of allowance for loan and lease losses specifically reserved as of March 31, 2021 for impaired loans compared to $400,000 as of March 31, 2020. Additionally, there was approximately $6,000 in interest income recognized by the Corporation on impaired loans and leases on an accrual or cash basis for the three month period ended March 31, 2021 and $12,000 for the three month period ended March 31, 2020.

The following table presents the recorded investment in nonaccrual loans and leases, loans and leases past due over 90 days still on accrual and troubled debt restructurings by class of loans as of March 31, 2021 and December 31, 2020. Nonaccrual loans primarily consist of smaller dollar homogenous loans that are collectively evaluated for impairment.

	(in thousands)
March 31, 2021	Nonaccrual	Loans and leases past due over 90 days still accruing	Accruing Troubled Debt Restructurings
Residential 1-4 family real estate	$263	$59	$157
Commercial and multi-family real estate	495	-	506
Agricultural real estate	6	-	-
Commercial	-	-	768
Agriculture	-	-	-
Consumer	-	-	-
Total	$764	$59	$1,431

December 31, 2020
Residential 1-4 family real estate	$363	$60	$175
Commercial and multi-family real estate	570	-	546
Agricultural real estate	11	-	-
Commercial	-	-	769
Agriculture	-	-	-
Consumer	6	-	-
Total	$950	$60	$1,490

The following table presents the aging of the recorded investment in past due loans and leases as of March 31, 2021 and December 31, 2020 by class of loans and leases:

	(in thousands)
March 31, 2021	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Residential 1-4 family real estate	$154	$-	$104	$258	$104,943	$105,201
Commercial and multi-family real estate	967	-	212	1,179	318,405	319,584
Agricultural real estate	-	-	-	-	46,266	46,266
Commercial	-	-	-	-	151,156	151,156
Agriculture	-	-	-	-	7,878	7,878
Consumer	-	-	-	-	6,288	6,288
Total	$1,121	$-	$316	$1,437	$634,936	$636,373

December 31, 2020
Residential 1-4 family real estate	$795	$-	$173	$968	$110,093	$111,061
Commercial and multi-family real estate	468	181	212	861	330,154	331,015
Agricultural real estate	-	-	-	-	43,817	43,817
Commercial	676	-	-	676	130,897	131,573
Agriculture	-	-	-	-	9,707	9,707
Consumer	4	-	6	10	6,920	6,930
Total	$1,943	$181	$391	$2,515	$631,588	$634,103

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

The following table provides a summary of the loan portfolio risk grades, as applicable, based on the most recent analysis performed, as of March 31, 2021 and December 31, 2020. The Corporation risk rates all commercial and commercial real estate loans.

As of March 31, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans and leases is as follows:

	(in thousands)
March 31, 2021	Pass	Special Mention	Substandard	Doubtful	Not rated
Residential 1 - 4 family	$3,969	$-	$-	$-	$101,232
Commercial and multi- family real estate	347,651	4,501	13,652	-	46
Commercial	60,473	472	2,280	-	95,809
Consumer	-	-	-	-	6,288
Total	$412,093	$4,973	$15,932	$-	$203,375

December 31, 2020
Residential 1 - 4 family	$6,767	$-	$-	$-	$104,294
Commercial and multi- family real estate	356,163	6,964	11,536	-	169
Commercial	64,068	495	2,530	-	74,187
Consumer	-	-	-	-	6,930
Total	$426,998	$7,459	$14,066	$-	$185,580

The Corporation considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans and leases not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans and leases that are not risk rated, based on payment activity as of March 31, 2021 and December 31, 2020:

	(in thousands)
March 31, 2021	Residential 1-4 family	Commercial and multi-family real estate	Commercial	Consumer	Total

Performing	$101,128	$30	$95,809	$6,288	$203,255
Nonperforming	104	16	-	-	120
Total	$101,232	$46	$95,809	$6,288	$203,375

December 31, 2020

Performing	$104,121	$153	$74,187	$6,924	$185,385
Nonperforming	173	16	-	6	195
Total	$104,294	$169	$74,187	$6,930	$185,580

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

There were no modifications for TDR loans and leases for which there was a payment default during the three month period ended March 31, 2021.  As a result of the COVID-19 pandemic, payment deferrals and interest only payment options for consumer, small business, and commercial customers for up to 90 days were offered.  Payment extensions of up to 90 days for mortgage customers were also offered. At March 31, 2021, 140 loans were modified or extended, approximating $52.0 million.  These modifications and extensions were made under the CARES act and are not considered TDR's.

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

The following is information related to loans and leases acquired in these transactions, including purchased impaired loans:

	The Ohio State Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2020	$10,181	$(319)	$9,862
Change due to payments received	(1,107)	43	(1,064)
Balance at March 31, 2021	$9,074	$(276)	$8,798

Purchased Impaired Loans and Leases
Balance at December 31, 2020	$109	$(59)	$50
Change due to payments received	(20)	23	3
Balance at March 31, 2021	$89	$(36)	$53

	Benchmark Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2020	$37,386	$(655)	$36,731
Change due to payments received	(5,829)	142	(5,687)
Balance at March 31, 2021	$31,557	$(513)	$31,044

Purchased Impaired Loans and Leases
Balance at December 31, 2020	$287	$(173)	$114
Change due to payments received	(31)	6	(25)
Balance at March 31, 2021	$256	$(167)	$89

There was no provision for loan and lease losses recognized during the three month periods ended March 31, 2021 and 2020 related to the acquired loans, as there was no significant change to the credit quality of the loans during the period.

NOTE 5 – OTHER BORROWINGS

Other borrowings consists of the following at March 31, 2021 and December 31, 2020:

	(in thousands)
	March 31,	December 31,
	2021	2020
United Bankers Bank
Note payable, with interest at 4.875% and $250,000 principal payments payable quarterly with any remaining unpaid principal, due September 1, 2022. All Union Bank stock is held as collateral.	$7,500	$7,750
Total other borrowings	$7,500	$7,750

Future maturities of other borrowings are as follows: 2021, $750,000; and 2022, $6,750,000.

The Corporation had $153,411,000 of borrowing availability under various line-of-credit agreements with the Federal Home Loan Bank and other financial institutions at March 31, 2021.

NOTE 6 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR, amounting to 3.35% at March 31, 2021 and 3.40% at December 31, 2020. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through the OSB acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of March 31, 2021 and December 31, 2020 was $2,650,000 and $2,642,000, respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR, amounting to 3.07% at March 31, 2021 and 3.06% at December 31, 2020.

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

Interest expense on the debentures amounted to $108,000 and $161,000 for the three month periods ended March 31, 2021 and 2020, respectively, and is included in other borrowings interest expense in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 include available-for-sale securities, which are valued using Level 1 and Level 2 inputs, as well as mortgage servicing rights, amounting to $1,650,000 at March 31, 2021 and $1,132,000 at December 31, 2020, which are valued using Level 3 inputs. Financial assets measured at fair value on a nonrecurring basis at March 31, 2021 include loans classified as impaired totaling $1,535,000 compared to $1,463,000 at December 31, 2020.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended March 31, 2021, due to the lack of observable quotes in inactive markets for those instruments at March 31, 2021.

The tables below present a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2021 and for the year ended December 31, 2020:

	(in thousands)
	March 31,	December 31,
	2021	2020
Mortgage Servicing Rights
Balance at beginning of period	$1,132	$1,061
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	229	690
Disposals - amortization based on loan payments and payoffs	(51)	(326)
Changes in fair value	340	(293)
Balance at end of period	$1,650	$1,132

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

Mortgage Servicing Rights

The Corporation records mortgage servicing rights at estimated fair value based on a discounted cash flow model which includes discount rates between 8% and 10%, in addition to prepayment, internal rate of return, servicing costs, inflation rate of servicing costs and earnings rate assumptions that are considered to be unobservable inputs. Due to the significance of the Level 3 inputs, mortgage servicing rights have been classified as Level 3.

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

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at March 31, 2021 and December 31, 2020.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at March 31, 2021 and December 31, 2020 were as follows:

	(in thousands)
	March 31, 2021		December 31, 2020
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$97,886	$97,886	$57,034	$57,034	1
Securities, including FHLB stock	206,034	206,034	200,178	200,178	2,3
Loans held for sale	17,873	17,873	18,427	18,427	3
Net loans and leases	626,072	627,218	624,109	625,628	3
Mortgage servicing rights	1,650	1,650	1,132	1,132	3
Hedging assets	2,156	2,156	3,245	3,245	3
Total Financial Assets	$951,671	$952,817	$904,125	$905,644

FINANCIAL LIABILITIES
Deposits
Maturity	$153,929	$154,683	$152,331	$153,337	3
Non-maturity	734,632	734,632	686,047	686,047	1
Other borrowings	7,500	7,500	7,750	7,750	3
Junior subordinated deferrable interest debentures	12,950	10,439	12,942	10,300	3
Hedging liabilities	-	-	616	616	3
Total Financial Liabilities	$909,011	$907,254	$859,686	$858,050

The above summary does not include accrued interest receivable or cash surrender value of life insurance, which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at March 31, 2021 and December 31, 2020, which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounted to $189,957,000 at March 31, 2021 and $156,385,000 at December 31, 2020. Such amounts are also considered to be the estimated fair values.

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

The Corporation issued 63,858 options during 2020 at an exercise price of $19.83, 33,853 options during 2019 at an average exercise price of $22.97, and 31,267 options during 2018 at an exercise price of $23.30 under the Plan.   Following is a summary of activity for stock options for the three month periods ended March 31, 2021 and March 31, 2020:

	March 31,	March 31,
	2021	2020
Outstanding, beginning of period	157,817	117,647
Granted	-	-
Exercised	(2,520)	-
Forfeited	-	-
Outstanding, end of period	155,297	117,647
Weighted average exercise price at end of quarter	$19.80	$21.81

Options vest over a three-year period on the anniversary of the date of grant. At March 31, 2021, 65,749 options were vested compared to 57,033 options vested at March 31, 2020 and outstanding options had a weighted average remaining contractual term of 7.9 years.

The fair value of options granted is estimated at the date of grant using the Black Scholes option pricing model. Following are assumptions used in calculating the fair value of the options granted that are still vesting:

	2020	2019	2018
Weighted-average fair value of options granted	$4.83	$7.77	$7.87
Average dividend yield	2.93%	2.26%	2.18%
Expected volatility	40.00%	40.00%	40.00%
Risk-free interest rate	0.49%	1.93%	2.81%
Expected term (years)	7	7	7

Total compensation expense related to the stock options granted in 2020, net of forfeitures, is expected to be $308,000 and is being recognized ratably over the 36 month period beginning July 1, 2020.  Total compensation expense related to the stock options granted in 2019, net of forfeitures, is expected to be $223,000 and is being recognized ratably over the 36 month period beginning July 1, 2019.  Total compensation expense related to the stock options granted in 2018, net of forfeitures, is expected to be $175,000 and is being recognized ratably over the 36 month period beginning September 1, 2018.  Stock option expense for outstanding awards amounted to $45,000 for the three months ended March 31, 2021 and $60,000 for the three months ended March 31, 2020.

NOTE 10 – NON-INTEREST INCOME

The Corporation’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The material groups of non-interest income are defined as follows:

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

The following table presents the Corporation’s non-interest income for the three months ended March 31, 2021 and 2020.  Items outside the scope of ASC 606 are noted as such.

	Three Months ended March 31,
	2021	2020
Service charges on deposit accounts	$241	$350
Gain on sale of loans (1)	4,576	2,583
Net securities losses (1)	(5)	-
Change in fair value of mortgage servicing rights (1)	340	(243)
Increase in cash surrender value of life insurance (1)	118	96
Other
Credit and debit card interchange fees	430	332
Wealth management	99	85
Net loan servicing fees (1)	121	85
Other non-interest income	(179)	(454)
Total non-interest income	$5,741	$2,834

(1) Not within the scope of ASC 606

NOTE 11 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after March 31, 2021 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2021 have been recognized in the consolidated financial statements for the period ended March 31, 2021. Events or transactions that provided evidence about conditions that did not exist at March 31, 2021 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended March 31, 2021.

On April 20, 2021, the Corporation's Board of Directors approved a cash dividend of $0.17 per common share payable June 15, 2021 to shareholders of record at the close of business on May 28, 2021.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the three months ended March 31,
	2021	2020
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	1.66%	0.49%
Average tangible shareholders’ equity (non-GAAP) (a)	19.94%	6.40%
Net interest margin (non-GAAP) (a)	3.85%	3.60%
Efficiency ratio (non-GAAP) (a)	62.51%	81.30%
Average shareholders’ equity to average assets	11.25%	10.98%
Loans to deposits (end of period) (b)	71.62%	81.86%
Allowance for loan losses to loans (end of period)	1.62%	0.82%

Book value per share	$34.18	$30.11

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

(b)	Includes loans held for sale

Reconciliation of common shareholders' equity to tangible common equity	March 31, 2021	March 31, 2020
Shareholders' equity	$112,071	$98,482
Less goodwill and other intangibles	29,224	29,372
Tangible common equity	$82,847	$69,110
Average shareholders' equity	$111,839	$97,336
Less average goodwill and other intangibles	29,236	29,386
Average tangible common equity	$82,603	$67,950

Return on Average Tangible Equity
Net income, annualized ( a )	$16,468	$4,352
Average tangible common equity (b)	$82,603	$67,950
Return on average tangible common equity (a)/(b)	19.94%	6.40%

Net Interest Margin, Tax- Equivalent
Net interest income, annualized	$34,620	$28,496
Tax-equivalent adjustment	684	560
Tax-equivalent net interest income, annualized (c)	$35,304	$29,056
Average earning assets (d)	$916,214	$806,106
Net interest margin, tax equivalent (c)/(d)	3.85%	3.60%

Efficiency Ratio, Tax-Equivalent
Non-interest expense, annualized (e)	$36,424	$32,840
Tax-equivalent net interest income, annualized	35,304	29,056
Non-interest income, annualized	22,964	11,336
Total revenue (f)	$58,268	$40,392
Efficiency ratio (e)/(f)	62.51%	81.30%

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

The Union Bank Company (the “Bank”), a wholly-owned subsidiary of the Corporation, is a full service community bank offering a full range of commercial and consumer banking services. The Bank is an Ohio state-chartered bank, which serves Allen, Delaware, Franklin, Hancock, Huron, Marion, Paulding, Putnam, Sandusky, Van Wert and Wood counties in Ohio, with office locations in Bowling Green, Columbus Grove, Delaware, Delphos, Findlay, Gahanna, Gibsonburg, Kalida, Leipsic, Lima, Marion, Ottawa, Paulding, Pemberville, Plymouth, Westerville and Worthington, Ohio.

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

Recent Developments

The progression of the COVID-19 pandemic in the United States began to have an adverse impact on the local and national economy during the latter part of the first quarter of 2020 and will likely have a complex and potentially adverse impact on the economy, the banking industry and our Corporation in future fiscal periods, all subject to a high degree of uncertainty.

Our primary banking market area is Northwestern and Central Ohio.  In Ohio, the Governor ordered individuals to stay at home and non-essential businesses to cease all activities, in each case subject to limited exceptions. This order went into effect on March 15, 2020, and was effective through May 1, 2020. In response to this order, the Bank continued to serve its customers through its drive-up windows at various branch locations and through online and mobile banking and many of the Corporation's employees continue to work remotely.

Like most states, Ohio experienced a dramatic and sudden increase in unemployment levels as a result of the curtailment of business activities in mid-March 2020, with unemployment rising from an average of 4.1% in January 2020 to an average of 17.6 % in April 2020, before gradually dropping back down to 4.7% in March 2021, according to the U.S. Bureau of Labor Statistics. While unemployment rates have returned to lower levels in recent months, it is very possible a repeat of the high unemployment rates could be experienced especially if there is another shutdown similar to what was experienced in March and April of 2020. While many of the public health and economic effects of COVID-19 have been concentrated in the largest U.S. cities, there has been a recent rise in COVID-19 cases in many rural areas throughout the Country including some of the Corporation's market area.  It is still not possible to fully determine what effects this will have within the smaller cities and communities where many of our banking operations are focused.

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.
●

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the Paycheck Protection Program, or PPP program. Under the PPP program, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders who enrolled in the program, subject to limitations and eligibility criteria. The Bank participated as a lender in the PPP program, originating $125.7 million in loans to over 1,600 borrowers during 2020.  In addition, the CARES Act provided financial institutions the option to suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19.

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

●

On December 27, 2020, President Trump signed into law the 2021 Consolidated Appropriations Act, which represents the latest round of COVID-19 relief, authorizing more than $900 billion in economic aid to small businesses and consumers—the second largest stimulus in history, behind only the CARES (Coronavirus Aid Relief and Economic Security) Act that Congress enacted in March. The bill also includes appropriations provisions to keep the government funded through September 30, 2021, as well as a host of miscellaneous items. The aspects of the legislation most applicable to the banking industry include the following:

●	An additional $284.6 billion in Paycheck Protection Program (PPP) funding for loans to small businesses, including for borrowers who have previously received a PPP loan.
●	A one-page simplified forgiveness process for PPP loans $150,000 and under.
●	Clarification to various CARES Act provisions, the tax treatment of PPP expenses, lender responsibilities for agent fees, and lender “hold harmless” protections under the PPP and other laws.
●	A further delay in Troubled Debt Restructuring (TDR) accounting until 60 days after the termination of the national emergency, or January 1, 2022.
●	A further optional delay in Current Expected Credit Loss (CECL) accounting until January 1, 2022.
●	A new round of Economic Impact Payments (EIPs) for consumers, with aggressive distribution timelines and new exemptions from garnishments.
●	Significant added support for Community Development Financial Institutions (CDFIs) and Minority Depository Institutions (MDIs).
●	Funding for agricultural support programs and for renter assistance programs.
●	Termination of existing Federal Reserve emergency lending authority under the CARES Act, while preserving the Fed’s general 13(3) emergency authority existing prior to that Act.

We believe the COVID-19 pandemic and the specific developments referred to above could have a significant adverse impact on our business in the near future.  In particular, we anticipate that a significant portion of the Bank’s borrowers in the retail, restaurants, and hospitality industries may endure significant economic distress, causing them to draw on their existing lines of credit, adversely affecting their ability and willingness to repay existing indebtedness, and adversely impacting the value of collateral.  These developments, together with general economic conditions may also impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. We anticipate that our financial condition, capital levels and results of operations could be adversely affected going forward. The low interest rate environment since the second quarter of 2020 has enabled the Corporation to originate a record number of mortgage loans resulting in higher than normal gain on sale of loans through March 31, 2021.  The Corporation's results have also been bolstered by the aforementioned PPP loan origination activity, which includes amortization of loan origination fees into interest income.

We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●

We offered 90 day payment deferrals and interest only payment options for consumer, small business, and commercial customers.  We also offered payment extensions of up to 90 days for mortgage customers.  As of March 31, 2021, we have modified or extended 140 loans, approximating $52.0 million through these programs.

●

We formed a Business Continuity Planning COVID-19 Response team which meets regularly to manage the Corporation’s response to the pandemic and the effect on our business.  In addition, cross functional task force teams met as needed to address specific issues such as employee and client communications, facilities and branch services, and to discuss the effect on our business.

●

We participated in the SBA’s Paycheck Protection Program.  In the first round of PPP loans, we originated $125.7 million in loans to over 1,600 borrowers.  We commenced participating in the second round of PPP loans beginning January 19, 2021 and have originated $53.1 million in loans to over 1,300 borrowers as of April 14, 2021.

●

In response to the outbreak and business disruption, first and foremost, we have prioritized the safety, health and well-being of our employees, customers, and communities. We have implemented a work from home policy, we have implemented protective measures for customers who choose branch access and we continue to serve customers through our drive-up locations and digital platforms.

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2021, the Corporation reported net income of $4,117,000, or $1.26 basic earnings per share. This compares to the first quarter of 2020 net income of $1,088,000, or $0.33 basic earnings per share. The increase in operating results for the first quarter of 2021 as compared to the same period in 2020 was primarily attributable to an increase in net interest income of $1,531,000, an increase in non-interest income of $2,907,000, and a decrease in the provision for loan losses of $250,000, offset by an increase in non-interest expenses of $896,000, and an increase in the provision for income taxes of $763,000. The increase in net interest income resulted from Paycheck Protection Program (PPP) loans, including fees of $870,000 as well as a decrease in deposit interest expense of $1,273,000 resulting from lower rates on deposits and a decrease of $51.0 million in borrowings year over year.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $8,655,000 for the first quarter of 2021, compared to $7,124,000 for the same period of 2020, an increase of $1.5 million (21.5%).

In response to the COVID-19 pandemic, the Federal Reserve decreased the targeted federal funds rate by a total of 150 basis points (1.5%) in March 2020. This decrease impacts the comparability of net interest income between the first quarter of 2020 and 2021.

The increase in net interest income for the quarter ended March 31, 2021 was due to an increase in interest income of $258,000 and a $1,273,000 decrease in interest expense.  Interest income increased despite declining portfolio rates for the quarter ended March 31, 2021 due to recognizing loan fee income of $870,000 generated through PPP loan originations.  The remaining $3.4 million of fees received from the SBA have been deferred and are being amortized into interest income over the life of the loans.  The bulk of the income resulting from PPP loans is from the SBA fees payable in connection with the origination of the loans, and not from interest to be paid on such loans from the borrower, as management expects most of its PPP loan portfolio to be forgiven.  The average loan balance was $652.0 million for the three months ended March 31, 2021 compared to $585.2 million for the same period of 2020. The yield on average earning assets was 4.28% for the three months ended March 31, 2021 compared to 4.66% for the same period of 2020.

The decline in interest expense is due to the prepayment of $50.0 million of Federal Home Loan Bank advances in the second, third, and fourth quarters of 2020 as well as a declining cost of funds.  The decrease in interest rates by the Federal Reserve resulted in a decrease in the cost of average interest bearing liabilities to 0.49% for the three months ended March 31, 2021 compared to 1.25% for the same period of 2020.  This decrease more than offset the $71.6 million increase in average interest bearing deposits for the period ended March 31, 2021 compared to the period ended March 31, 2020.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the three months ended March 31, 2021 the net interest margin (on a taxable equivalent basis) was 3.85% compared with 3.60% for the same period in 2020. Loans and leases comprised 68.5% of interest-earning assets at March 31, 2021 compared to 72.6% of interest-earning assets at March 31, 2020.  Interest-bearing deposits comprised 97.2% of average interest-bearing liabilities for the three months ended March 31, 2021, compared to 89.4% for the same period in 2020.

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

A provision for loan and lease losses of $300,000 was recognized during the quarter ended March 31, 2021 compared to a provision of $550,000 during the quarter ended March 31, 2020.   The allowance for loan and lease losses at March 31, 2020 was 1.62% of total loans compared to 0.82% of total loans at March 31, 2020.

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

For the quarter ended March 31, 2021, non-interest income was $5,741,000, compared to $2,834,000 for the first quarter of 2020, a $2,907,000 (102.6%) increase, which was attributable to increases in gain on sales of loans of $1,993,000 (77.2%), and other non-interest income of $919,000 (366.1%), offset by a loss on securities of $5,000.

The increase in gain on sale of loans was attributable to increased loan origination and sales activities within the residential mortgage operations along with an increase in the average gain on sale per loan.  Loan sales for the first quarter of 2021 were 460 loans closed totaling $117.6 million compared to 268 loans closed totaling $63.1 million for the first quarter of 2020, resulting in gains on sale of loans of $4,576,000 for the quarter ended March 31, 2021 compared to $2,583,000 for the quarter ended March 31, 2020.  The average loan sale gain approximated $9,900 per loan during the first three months of 2021 compared to approximately $9,600 for the same period of 2020.  Much of the increases year over year are attributable to the extremely low mortgage rate interest environment created by the Federal Reserve's lowering of Federal funds target rates in March 2020.  As a consequence, this level of mortgage banking activity or profitability is not likely sustainable in the long-term.  We also anticipate that our non-interest income may be adversely affected in future periods as a result of the COVID-19 pandemic.  Increased unemployment and recessionary concerns may adversely affect mortgage originations and mortgage banking revenue in future periods.

Other non-interest income was $1,170,000 for the quarter ended March 31, 2021 compared to $251,000 for the comparable period in 2020, an increase of $919,000.  The increase in other non-interest income was primarily related to a $583,000 increase in the fair value of mortgage servicing rights, and fluctuations in income from the Corporation’s loan hedging program of $284,000.  The increase in the fair value of mortgage servicing rights resulted from a decrease in prepayment speeds.

Non-Interest Expenses

For the quarter ended March 31, 2021 non-interest expenses were $9,106,000, compared to $8,210,000 for the first quarter of 2020, an $896,000 (10.9%) increase.  The significant quarter-over-quarter increases included salaries and benefits expense of $384,000 (8.0%), loan fees of $181,000 (57.6%), equipment service expense of $123,000 (73.3%), depreciation expense of $64,000 (26.8%), and examination and auditing expense of $56,000 (41.2%).

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended March 31, 2021, the Corporation’s efficiency ratio was 62.51%, compared to 81.30% for the same period of 2020.  A lower efficiency ratio generally indicates that a bank is spending less to generate every dollar of income.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2021 was $873,000 (effective rate of 17.5%), compared to $110,000 (effective rate of 9.2%) for the comparable 2020 period.  The increase in the effective tax rate was largely due to tax-exempt securities comprising only 12.4% of pre-tax income for the three month period ended March 31, 2021 compared to 41.6% for the comparable period in 2020.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $1.0 billion at March 31, 2021, compared to $978.5 million at December 31, 2020, an increase of $48.4 million (4.9%).  The increase in total assets was primarily the result of increases of $40.9 million (71.6%) in cash and cash equivalents, $5.9 million (3.0%) in securities available-for-sale, and $2.0 million in net loans.  Deposits during this same period increased $50.2 million (6.0%).  Deposit balances have been positively impacted by the Corporation’s participation in the Paycheck Protection Loan Program.

Shareholders’ equity increased from $111.6 million at December 31, 2020 to $112.1 million at March 31, 2021. This increase was primarily the result of net income during the quarter ended March 31, 2021 of $4,117,000, offset by a decrease in unrealized securities gains, net of tax of $3,265,000, and dividends paid of $525,000. The decrease in unrealized securities gains during the quarter ended March 31, 2021 was attributable to increasing long term treasury yields.  Net unrealized gains and losses on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $97.9 million at March 31, 2021 and $57.0 million at December 31, 2020, including interest-bearing deposits in other banks of $87.3 million at March 31, 2021 and $46.6 million at December 31, 2020.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs especially considering the availability of other funding sources, as described below. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of March 31, 2021 totaled $195.3 million and $200.4 million, respectively, resulting in net unrealized gain before tax of $5.2 million and a corresponding after-tax increase in shareholders’ equity of $4.1 million.

Loans and Leases

The Corporation’s primary lending areas are Northwestern, West Central, and Central Ohio. Gross loans and leases totaled $636.4 million at March 31, 2021, compared to $634.1 million at December 31, 2020, an increase of $2.3 million (0.4%). As compared to December 31, 2020, commercial loans increased $17.6 million due to PPP loan originations, commercial and multi-family real estate loans decreased $9.0 million, residential 1-4 family real estate loans decreased $5.9 million and consumer loans decreased $642,000. Loans originated through the PPP program are included in the Commercial segment and had an outstanding balance of $93.8 million as of March 31, 2021 and $76.8 million at December 31, 2020. Excluding the impact of PPP loan originations, loans and leases decreased $14.7 million at March 31, 2021 as compared to December 31, 2020.

There are also unrecognized financial instruments at March 31, 2021 and December 31, 2020 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $190.0 million at March 31, 2021 and $156.4 million at December 31, 2020.

Excluding PPP loans, loan demand has been relatively soft in the majority of 2020 and the first three months of 2021.  Demand may decline further for the remainder of 2021 as a result of COVID-19.  Resulting uncertainties in economic conditions in our market areas may lead to reductions in the growth of our commercial and industrial loan, commercial real estate loan, residential real estate loan and consumer loan portfolios.  PPP loan balances will likely decrease significantly over the next six months to a year as the forgiveness process continues. We are also anticipating that we could see increased line of credit utilization and a reduction in our unused commitments.

Allowance for Loan and Lease Losses

The following table presents a summary of activity in the allowance for loan and lease losses for the three month periods ended March 31, 2021 and 2020:

	(in thousands)
	Three months ended March 31,
	2021	2020
Balance, beginning of period	$9,994	$4,131
Provision for loan and lease losses	300	550
Charge offs	(2)	(9)
Recoveries	9	15
Net recoveries	7	6
Balance, end of period	$10,301	$4,687

The allowance for loan and lease losses as a percentage of gross loans and leases was 1.62% at March 31, 2021, 1.58% at December 31, 2020, and 0.82% at March 31, 2020. Excluding PPP loans and the related allocation of allowance, the allowance for loan losses as a percentage of gross loans and leases was 1.90% at March 31, 2021. Based on current economic indicators, the Corporation increased the economic factors within the allowance for loan losses evaluation.

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

Loans and leases on non-accrual status amounted to $764,000 at March 31, 2021 and $950,000 at December 31, 2020. Non-accrual loans and leases as a percentage of outstanding loans amounted to 0.12% at March 31, 2021 and 0.15% at December 31, 2020.

The Corporation considers a loan or lease to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan or lease, as the case may be, based on current information and events. The Corporation had impaired loans totaling $1.6 million with $222,000 of specific reserves at March 31, 2021 and impaired loans of $1.7 million with $255,000 of specific reserves as of December 31, 2020.  The Corporation had $1.3 million of impaired loans without specific reserves at both March 31, 2021 and December 31, 2020.

The Corporation had other potential problem credits, consisting of loans graded substandard or special mention, as well as loans over 90 days past due, loans on non-accrual, and TDR loans, amounting to $18.3 million at March 31, 2021 and $19.4 million at December 31, 2020. The Corporation’s credit administration department continues to closely monitor these credits. As of March 31, 2021 the Corporation has also modified or extended 140 loans, approximating $52.0 million in response to the COVID-19 pandemic.  As indicated above, the CARES Act and guidance issued by the Federal Bank Regulatory agencies provides relief from classifying COVID-19 related loan modifications as TDR loans.

The Corporation provides pooled reserves for potential problem loans and leases using loss rates calculated considering historic net loan charge-off experience, as well as other environmental and qualitative factors. The Corporation experienced $2,000 of loan charge-offs during the first three months of 2021 compared to $9,000 during the first three months of 2020 with the charge-offs coming from the consumer loan portfolios. The Corporation also provides pooled general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the related loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits continue to be the most significant source of funds for the Corporation, totaling $888.6 million, or 97.1% of the Corporation’s outstanding funding sources at March 31, 2021, compared to $838.4 million at December 31, 2020.  The significant increase in deposits during the three month period is somewhat attributable to customer deposits from PPP loan proceeds.

Non-interest bearing deposits comprised 21.1% of total deposits at March 31, 2021 and 22.2% at December 31, 2020. We expect that deposit levels may decrease in future periods if the conditions in our market areas become distressed relating to the COVID-19 pandemic.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of $7,500,000 and $7,750,000 of term borrowings from the United Bankers’ Bank (UBB) at March 31, 2021 and December 31, 2020, respectively. The Corporation also has outstanding junior subordinated deferrable interest debentures of $12,950,000 and $12,942,000 at March 31, 2021 and December 31, 2020, respectively. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Regulatory Capital

The Corporation and Bank met all regulatory capital requirements as of March 31, 2021, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

Cash Flow from Operations

As part of the Bank's hedging program, loans held for sale are accumulated into larger blocks before being sold.  Depending on the timing of the sales of these blocks, there could be a positive or negative impact to net income and cash flow from operations.  As of March 31, 2021, loans held for sale amounted to $17,873,000 compared to $18,427,000 as of December 31, 2020 resulting in a positive impact to cash flow from operations for the three month period ended March 31, 2021 of $554,000.  There was a negative impact on cash flow from operations for the three month period ended March 31, 2020 of $4,312,000 from an increase in loans held for sale. Excluding these changes in loans held for sale, cash flow from operations for the three months ended March 31, 2021 and 2020 would have been a positive $2,973,000 and $2,838,000, respectively.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the three month period ended March 31, 2021. Management continues to closely monitor interest rate sensitivity trends through the Corporation's asset liability management program and in calculating the allowance for loan and lease losses.

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

Based on that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of March 31, 2021.

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

Item 1A: Risk Factors

The significant factors known that could materially adversely affect the business, financial condition or operating results of the Corporation are described in Part I, Item 1A “Risk Factors” in the Form 10-K for the fiscal year ended December 31, 2020.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended March 31, 2021:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
01/01/21 - 01/31/21	-	$-	401,554	198,446

02/01/21 - 03/01/21	-	$-	401,554	198,446

03/02/21 - 04/01/21	-	$-	401,554	198,446

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

Item 3: Defaults upon Senior Securities.

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information.

None

Item 6: Exhibits

Exhibit Number	Description	Exhibit Location
3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Form 10Q for the quarter ended June 30, 2006.
3.2	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10Q for the quarter ended June 30, 2007.
4	Description of Registrant's Common Stock	Incorporated herein by reference to the Corporation's Form 10K for the year ended December 31, 2020
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
99.1	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB	XBRL Taxonomy Extension Label	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date: May 4, 2021	By: /s/ Brian D. Young
Brian D. Young
Chief Executive Officer and Interim Chief Financial Officer