Form 10-Q
period 2021-06-30
UNITED BANCSHARES INC/OH
filed 2021-08-03
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2021: 3,279,076.

This document contains 40 pages. The Exhibit Index is on page 39 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

 June 30, 2021 (unaudited) and December 31, 2020

	(in thousands except share data)
	June 30,	December 31,
	2021	2020
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$12,922	$10,446
Interest-bearing deposits in other banks	106,631	46,588
Total cash and cash equivalents	119,553	57,034
SECURITIES, available-for-sale	228,636	194,580
FEDERAL HOME LOAN BANK STOCK, at cost	5,378	5,598
LOANS HELD FOR SALE	18,024	18,427
LOANS AND LEASES	610,323	634,103
Less allowance for loan and lease losses	10,311	9,994
Net loans and leases	600,012	624,109
PREMISES AND EQUIPMENT, net	19,317	19,341
GOODWILL	28,616	28,616
CORE DEPOSIT INTANGIBLE ASSETS, net	571	643
CASH SURRENDER VALUE OF LIFE INSURANCE	19,197	18,981
OTHER ASSETS, including accrued interest receivable	10,020	11,203
TOTAL ASSETS	$1,049,324	$978,532
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$189,681	$185,915
Interest-bearing	717,565	652,463
Total deposits	907,246	838,378
Other borrowings	7,250	7,750
Junior subordinated deferrable interest debentures	12,959	12,942
Other liabilities	6,153	7,863
Total liabilities	933,608	866,933
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; issued 3,760,557 shares	3,761	3,761
Surplus	15,317	15,438
Retained earnings	98,406	92,716
Accumulated other comprehensive income	5,791	7,355
Treasury stock, at cost, 481,481 shares at June 30, 2021 and 488,573 shares at December 31, 2020	(7,559)	(7,671)
Total shareholders’ equity	115,716	111,599
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,049,324	$978,532

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Three and six months ended June 30, 2021 and 2020 (unaudited)

	(in thousands except share data)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans and leases, including fees	$8,061	$9,051	$16,468	$16,996
Securities:
Taxable	464	486	878	1,098
Tax-exempt	668	511	1,285	1,009
Other	55	30	107	207
Total interest income	9,248	10,078	18,738	19,310
INTEREST EXPENSE
Deposits	614	958	1,246	2,493
Other borrowings	199	534	402	1,107
Total interest expense	813	1,492	1,648	3,600
Net interest income	8,435	8,586	17,090	15,710
PROVISION FOR LOAN AND LEASE LOSSES	-	900	300	1,450
Net interest income after provision for loan and lease losses	8,435	7,686	16,790	14,260
NON-INTEREST INCOME
Gain on sale of loans	2,883	5,965	7,458	8,548
Net securities gains (losses)	2	287	(3)	287
Other non-interest income	892	1,869	2,063	2,120
Total non-interest income	3,777	8,121	9,518	10,955
NON-INTEREST EXPENSES	9,073	8,805	18,179	17,015
INCOME BEFORE INCOME TAXES	3,139	7,002	8,129	8,200
PROVISION FOR INCOME TAXES	484	1,334	1,357	1,444
NET INCOME	$2,655	$5,668	$6,772	$6,756
NET INCOME PER SHARE
Basic	$0.81	$1.73	$2.07	$2.07
Diluted	$0.80	$1.73	$2.03	$2.07
Weighted average common shares outstanding (basic)	3,278,932	3,270,814	3,278,347	3,270,351
Weighted average common shares outstanding (diluted)	3,335,472	3,270,814	3,334,887	3,270,351

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three and six months ended June 30, 2021 and 2020 (unaudited)

	(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

NET INCOME	$2,655	$5,668	$6,772	$6,756

OTHER COMPREHENSIVE INCOME
Unrealized gain on securities:
Unrealized holding gains (losses) during period	2,156	1,308	(1,982)	5,041
Reclassification adjustments for losses (gains) included in net income	(2)	(287)	3	(287)
Other comprehensive income (loss), before income taxes	2,154	1,021	(1,979)	4,754
Income tax expense (benefit) related to items of other comprehensive income	453	214	(415)	998
Other comprehensive income (loss)	1,701	807	(1,564)	3,756
COMPREHENSIVE INCOME	$4,356	$6,475	$5,208	$10,512

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands except share data)

Six months ended June 30, 2021 and 2020 (unaudited)

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
BALANCE AT DECEMBER 31, 2020	$3,761	$15,438	$92,716	$7,355	$(7,671)	$111,599
Comprehensive income:
Net income	-	-	6,772	-	-	6,772
Other comprehensive income	-	-	-	(1,564)	-	(1,564)
7,092 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	8	-	-	112	120
Stock option expense	-	69	-	-	-	69
Stock option exercise, net of 6,347 shares repurchased and retired		(198)				(198)
Cash dividends declared, $0.33 per share	-	-	(1,082)	-	-	(1,082)
BALANCE AT JUNE 30, 2021	$3,761	$15,317	$98,406	$5,791	$(7,559)	$115,716

BALANCE AT DECEMBER 31, 2019	$3,761	$15,251	$80,629	$2,872	$(7,732)	$94,781
Comprehensive income:
Net income	-	-	6,756	-	-	6,756
Other comprehensive income	-	-	-	3,756	-	3,756
2,719 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	26	-	-	43	69
Stock option expense	-	119	-	-	-	119
Cash dividends declared, $0.21 per share	-	-	(687)	-	-	(687)
BALANCE AT JUNE 30, 2020	$3,761	$15,396	$86,698	$6,628	$(7,689)	$104,794

Three Months Ended June 30, 2021 and 2020 (unaudited)

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
BALANCE AT MARCH 31, 2021	$3,761	$15,476	$96,308	$4,090	$(7,564)	$112,071
Comprehensive income:
Net income	-	-	2,655	-	-	2,655
Other comprehensive income	-	-	-	1,701	-	1,701
287 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	4	-	-	5	9
Stock option expense	-	24	-	-	-	24
Stock option exercise, net of 5,922 shares repurchased and retired		(187)				(187)
Cash dividends declared, $0.17 per share	-	-	(557)	-	-	(557)
BALANCE AT JUNE 30, 2021	$3,761	$15,317	$98,406	$5,791	$(7,559)	$115,716

BALANCE AT MARCH 31, 2020	$3,761	$15,337	$81,259	$5,821	$(7,696)	$98,482
Comprehensive income:
Net income	-	-	5,668	-	-	5,668
Other comprehensive income	-	-	-	807	-	807
415 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	-	-	-	7	7
Stock option expense	-	59	-	-	-	59
Cash dividends declared, $0.07 per share	-	-	(229)	-	-	(229)
BALANCE AT JUNE 30, 2020	$3,761	$15,396	$86,698	$6,628	$(7,689)	$104,794

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

Six months ended June 30, 2021 and 2020 (unaudited)

	(in thousands)
	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES	$7,578	$(1,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls and maturities of available-for-sale securities	19,323	32,317
Purchases of available-for-sale securities	(55,736)	(18,373)
Purchases of FHLB stock	-	(296)
Proceeds from FHLB stock redemption	221	-
Net increase in loans and leases	24,025	(92,383)
Purchases of premises and equipment	(282)	(111)
Net cash used in investing activities	(12,449)	(78,846)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	68,852	124,071
Repayments of other borrowings	(500)	(500)
Proceeds from sale of treasury shares	119	69
Cash dividends paid	(1,082)	(687)
Net cash provided by financing activities	67,389	122,953
NET INCREASE IN CASH AND CASH EQUIVALENTS	62,518	42,436
CASH AND CASH EQUIVALENTS
At beginning of period	57,034	26,412
At end of period	$119,552	$68,848
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$1,705	$3,635
Federal income taxes	$870	$-
Non-cash investing activities:
Change in net unrealized gain or loss on available-for-sale securities	$(1,979)	$(4,754)

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2021

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in financial statements prepared in conformity with generally accepted accounting principles. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet as of December 31, 2020 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

In December, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740.  The amendments also improve consistent application of and simplify GAAP for the areas of Topic 740 by clarifying and amending existing guidance.  This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2020.  Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued.  Depending on the amendment, adoption may be applied on the retrospective, modified retrospective, or prospective basis.  Adoption of this guidance did not have a material impact on its consolidated financial statements.

In January, 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.  The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method.  The amendments clarify that for the purpose of applying paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options.  The amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted, including early adoption in an interim period for which financial statements have not yet been issued.  This update did not have a significant impact on the Corporation's consolidated financial statements.

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

NOTE 3 - SECURITIES

The amortized cost, unrealized gains and losses, and fair value of available-for-sale securities as of  June 30, 2021 and  December 31, 2020 are as follows:

	(in thousands)
June 30, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Agency	$2,500	$6	$-	$2,506
Obligations of states and political subdivisions	113,004	5,831	165	118,670
Mortgage-backed	104,454	1,977	318	106,113
Other	1,347	-	-	1,347

Total	$221,305	$7,814	$483	$228,636

	(in thousands)
December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$93,406	$6,400	$1	$99,805
Mortgage-backed	90,712	2,904	5	93,611
Other	1,151	13	-	1,164

Total	$185,269	$9,317	$6	$194,580

NOTE 4 – LOANS AND LEASES

The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the six month periods ended June 30, 2021 and 2020:

	(in thousands)
	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Balance at December 31, 2020	$1,683	$6,664	$1,515	$132	$9,994
Provision (credited) charged to expenses	68	369	(131)	(6)	300
Losses charged off	-	-	-	(5)	(5)
Recoveries	3	17	1	1	22
Balance at June 30, 2021	$1,754	$7,050	$1,385	$122	$10,311

Balance at December 31, 2019	$592	$2,536	$939	$64	$4,131
Provision charged to expenses	204	897	331	18	1,450
Losses charged off	(8)	-	(4)	(10)	(22)
Recoveries	7	11	12	-	30
Balance at June 30, 2020	$795	$3,444	$1,278	$72	$5,589

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment method as of  June 30, 2021 and  December 31, 2020:

	(in thousands)
June 30, 2021	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$-	$-	$151	$-	$151
Collectively evaluated for impairment	1,754	7,050	1,234	122	10,160
Total allowance for loan and lease losses	$1,754	$7,050	$1,385	$122	$10,311

Loans and leases:
Individually evaluated for impairment	$-	$1,429	$1,386	$-	$2,815
Acquired with deteriorated credit quality	76	102	-	-	178
Collectively evaluated for impairment	106,480	372,520	122,072	6,258	607,330
Total ending loans and leases balance	$106,556	$374,051	$123,458	$6,258	$610,323

December 31, 2020	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$-	$6	$249	$-	$255
Collectively evaluated for impairment	1,683	6,658	1,266	132	9,739
Total allowance for loan and lease losses	$1,683	$6,664	$1,515	$132	$9,994

Loans and leases:
Individually evaluated for impairment	$-	$1,047	$1,978	$-	$3,025
Acquired with deteriorated credit quality	60	104	-	-	164
Collectively evaluated for impairment	111,001	373,681	139,302	6,930	630,914
Total ending loans and leases balance	$111,061	$374,832	$141,280	$6,930	$634,103

The average recorded investment in impaired loans and leases (excluding loans and leases acquired with deteriorated credit quality) for the six month period ended June 30, 2021 was $2,920,000 compared to $2,897,000 for the six month period ended June 30, 2020. There was $151,000 of allowance for loan and lease losses specifically reserved as of  June 30, 2021 for impaired loans compared to $574,000 as of June 30, 2020. Additionally, there was approximately $12,000 in interest income recognized by the Corporation on impaired loans and leases on an accrual or cash basis for the six month period ended June 30, 2021 and $23,000 for the six month period ended June 30, 2020.

The following table presents the recorded investment in nonaccrual loans and leases, loans and leases past due over 90 days still on accrual and troubled debt restructurings by class of loans as of  June 30, 2021 and  December 31, 2020. Nonaccrual loans primarily consist of smaller dollar homogenous loans that are collectively evaluated for impairment.

	(in thousands)
June 30, 2021	Nonaccrual	Loans and leases past due over 90 days still accruing	Accruing Troubled Debt Restructurings
Residential 1-4 family real estate	$233	$-	$166
Commercial and multi-family real estate	522	-	501
Agricultural real estate	5	-	-
Commercial	-	-	768
Agriculture	-	-	-
Consumer	-	-	-
Total	$760	$-	$1,435

December 31, 2020
Residential 1-4 family real estate	$363	$60	$175
Commercial and multi-family real estate	570	-	546
Agricultural real estate	11	-	-
Commercial	-	-	769
Agriculture	-	-	-
Consumer	6	-	-
Total	$950	$60	$1,490

The following table presents the aging of the recorded investment in past due loans and leases as of  June 30, 2021 and  December 31, 2020 by class of loans and leases:

	(in thousands)
June 30, 2021	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Residential 1-4 family real estate	$862	$-	$59	$921	$105,635	$106,556
Commercial and multi-family real estate	545	-	211	756	323,196	323,952
Agricultural real estate	-	-	-	-	50,099	50,099
Commercial	-	90	1	91	114,627	114,718
Agriculture	-	-	-	-	8,740	8,740
Consumer	2	3	-	5	6,253	6,258
Total	$1,409	$93	$271	$1,773	$608,550	$610,323

December 31, 2020
Residential 1-4 family real estate	$795	$-	$173	$968	$110,093	$111,061
Commercial and multi-family real estate	468	181	212	861	330,154	331,015
Agricultural real estate	-	-	-	-	43,817	43,817
Commercial	676	-	-	676	130,897	131,573
Agriculture	-	-	-	-	9,707	9,707
Consumer	4	-	6	10	6,920	6,930
Total	$1,943	$181	$391	$2,515	$631,588	$634,103

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

The following table provides a summary of the loan portfolio risk grades, as applicable, based on the most recent analysis performed, as of  June 30, 2021 and  December 31, 2020. The Corporation risk rates all commercial and commercial real estate loans.

	(in thousands)
June 30, 2021	Pass	Special Mention	Substandard	Doubtful	Not rated
Residential 1 - 4 family	$3,019	$-	$-	$-	$103,537
Commercial and multi-family real estate	355,941	4,488	13,580	-	42
Commercial	59,930	556	2,161	-	60,811
Consumer	-	-	-	-	6,258
Total	$418,890	$5,044	$15,741	$-	$170,648

December 31, 2020
Residential 1 - 4 family	$6,767	$-	$-	$-	$104,294
Commercial and multi-family real estate	356,163	6,964	11,536	-	169
Commercial	64,068	495	2,530	-	74,187
Consumer	-	-	-	-	6,930
Total	$426,998	$7,459	$14,066	$-	$185,580

The Corporation considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans and leases not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans and leases that are not risk rated, based on payment activity as of  June 30, 2021 and  December 31, 2020:

	(in thousands)
June 30, 2021	Residential 1-4 family	Commercial and multi-family real estate	Commercial	Consumer	Total

Performing	$103,478	$27	$60,810	$6,258	$170,573
Nonperforming	59	15	1	-	75
Total	$103,537	$42	$60,811	$6,258	$170,648

December 31, 2020

Performing	$104,121	$153	$74,187	$6,924	$185,385
Nonperforming	173	16	-	6	195
Total	$104,294	$169	$74,187	$6,930	$185,580

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

There were no modifications for TDR loans and leases for which there was a payment default during the six month period ended June 30, 2021.  As a result of the COVID-19 pandemic, payment deferrals and interest only payment options for consumer, small business, and commercial customers for up to 90 days were offered.  Payment extensions of up to 90 days for mortgage customers were also offered. At  June 30, 2021, 131 loans were modified or extended, approximating $48.7 million.  These modifications and extensions were made under the CARES act and are not considered TDR's.

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

The following is information related to loans and leases acquired in these transactions, including purchased impaired loans:

	The Ohio State Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2020	$10,181	$(319)	$9,862
Change due to payments received	(2,070)	95	(1,975)
Balance at June 30, 2021	$8,111	$(224)	$7,887

Purchased Impaired Loans and Leases
Balance at December 31, 2020	$109	$(59)	$50
Change due to payments received	(25)	46	21
Balance at June 30, 2021	$84	$(13)	$71

	Benchmark Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2020	$37,386	$(655)	$36,731
Change due to payments received	(10,178)	200	(9,978)
Balance at June 30, 2021	$27,208	$(455)	$26,753

Purchased Impaired Loans and Leases
Balance at December 31, 2020	$287	$(173)	$114
Change due to payments received	(42)	35	(7)
Balance at June 30, 2021	$245	$(138)	$107

There was no provision for loan and lease losses recognized during the six month periods ended June 30, 2021 and 2020 related to the acquired loans, as there was no significant change to the credit quality of the loans during the period.

NOTE 5 – OTHER BORROWINGS

Other borrowings consists of the following at  June 30, 2021 and  December 31, 2020:

	(in thousands)
	June 30,	December 31,
	2021	2020
United Bankers Bank
Note payable, with interest at 4.875% and $250,000 principal payments payable quarterly with any remaining unpaid principal, due September 1, 2022. All Bank stock is held as collateral.	$7,250	$7,750
Total other borrowings	$7,250	$7,750

Future maturities of other borrowings are as follows: 2021, $500,000; and 2022, $6,750,000.

The Corporation had $151,217,000 of borrowing availability under various line-of-credit agreements with the Federal Home Loan Bank and other financial institutions at June 30, 2021.

NOTE 6 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR, amounting to 3.30% at  June 30, 2021 and 3.40% at December 31, 2020. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through the OSB acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of  June 30, 2021 and  December 31, 2020 was $2,659,000 and $2,642,000, respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR, amounting to 3.02% at June 30, 2021 and 3.06% at December 31, 2020.

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

Interest expense on the debentures amounted to $215,000 and $299,000 for the six month periods ended June 30, 2021 and 2020, respectively, and is included in other borrowings interest expense in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at  June 30, 2021 and  December 31, 2020 include available-for-sale securities, which are valued using Level 1 and Level 2 inputs, as well as mortgage servicing rights, amounting to $1,625,000 at  June 30, 2021 and $1,132,000 at December 31, 2020, which are valued using Level 3 inputs. Financial assets measured at fair value on a nonrecurring basis at  June 30, 2021 include loans classified as impaired totaling $1,597,000 compared to $1,463,000 at  December 31, 2020.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended  June 30, 2021, due to the lack of observable quotes in inactive markets for those instruments at  June 30, 2021.

The tables below present a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month period ended June 30, 2021 and for the year ended December 31, 2020:

	(in thousands)
	June 30,	December 31,
	2021	2020
Mortgage Servicing Rights
Balance at beginning of period	$1,132	$1,061
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	349	690
Disposals - amortization based on loan payments and payoffs	(97)	(326)
Changes in fair value	241	(293)
Balance at end of period	$1,625	$1,132

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

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at  June 30, 2021 and  December 31, 2020.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at  June 30, 2021 and  December 31, 2020 were as follows:

	(in thousands)
	June 30, 2021		December 31, 2020
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$119,553	$119,553	$57,034	$57,034	1
Securities, including FHLB stock	234,014	234,014	200,178	200,178	2,3
Loans held for sale	18,024	18,024	18,427	18,427	3
Net loans and leases	600,012	601,335	624,109	625,628	3
Mortgage servicing rights	1,625	1,625	1,132	1,132	3
Derivative assets	1,565	1,565	3,245	3,245	3
Total Financial Assets	$974,793	$976,116	$904,125	$905,644

FINANCIAL LIABILITIES
Deposits
Maturity	$164,637	$165,102	$152,331	$153,337	3
Non-maturity	742,609	742,609	686,047	686,047	1
Other borrowings	7,250	7,250	7,750	7,750	3
Junior subordinated deferrable interest debentures	12,959	10,473	12,942	10,300	3
Derivative liabilities	70	70	616	616	3
Total Financial Liabilities	$927,525	$925,504	$859,686	$858,050

The above summary does not include accrued interest receivable or cash surrender value of life insurance, which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at  June 30, 2021 and  December 31, 2020 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounted to $191,573,000 at June 30, 2021 and $156,385,000 at December 31, 2020. Such amounts are also considered to be the estimated fair values.

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

The Corporation issued 63,858 options during 2020 at an exercise price of $19.83, 33,853 options during 2019 at an average exercise price of $22.97, and 31,267 options during 2018 at an exercise price of $23.30 under the Plan.   Following is a summary of activity for stock options for the six month periods ended  June 30, 2021 and  June 30, 2020:

	June 30,	June 30,
	2021	2020
Outstanding, beginning of period	157,817	117,647
Granted	-	-
Exercised	(17,590)	-
Forfeited	(12,659)	-
Outstanding, end of period	127,568	117,647
Weighted average exercise price at end of quarter	$19.93	$21.81

Options vest over a three-year period on the anniversary of the date of grant. At  June 30, 2021, 57,072 options were vested compared to 68,317 options vested at  June 30, 2020 and outstanding options had a weighted average remaining contractual term of 7.9 years.

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

Total compensation expense related to the stock options granted in 2020, net of forfeitures, is expected to be $271,000 and is being recognized ratably over the 36 month period beginning July 1, 2020.  Total compensation expense related to the stock options granted in 2019, net of forfeitures, is expected to be $198,000 and is being recognized ratably over the 36 month period beginning July 1, 2019.  Total compensation expense related to the stock options granted in 2018, net of forfeitures, is expected to be $175,000 and is being recognized ratably over the 36 month period beginning September 1, 2018.  Stock option expense for outstanding awards amounted to $24,000 and $69,000 for the quarter and six months ended June 30, 2021 and $59,000 and $119,000 for the quarter and six months ended June 30, 2020.

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

The following table presents the Corporation’s non-interest income for the six months ended June 30, 2021 and 2020.  Items outside the scope of ASC 606 are noted as such.

	Six Months ended June 30,
	2021	2020
Service charges on deposit accounts	$483	$566
Gain on sale of loans (1)	7,458	8,548
Net securities losses (1)	(3)	287
Change in fair value of mortgage servicing rights (1)	241	(309)
Increase in cash surrender value of life insurance (1)	216	190
Other
Credit and debit card interchange fees	904	703
Wealth management	213	167
Net loan servicing fees (1)	249	86
Other non-interest income	(243)	717
Total non-interest income	$9,518	$10,955

(1) Not within the scope of ASC 606

NOTE 11 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after  June 30, 2021 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at  June 30, 2021 have been recognized in the consolidated financial statements for the period ended  June 30, 2021. Events or transactions that provided evidence about conditions that did not exist at  June 30, 2021 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended  June 30, 2021.

On July 20, 2021, the Corporation's Board of Directors approved a cash dividend of $0.20 per common share payable September 15, 2021 to shareholders of record at the close of business on August 31, 2021.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
	2021	2020	2021	2020
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	1.01%	2.30%	1.32%	1.44%
Average tangible shareholders’ equity (non-GAAP) (a)	12.58%	32.00%	16.21%	19.47%
Net interest margin (a)	3.53%	3.87%	3.69%	3.74%
Efficiency ratio (a)	73.19%	51.82%	67.42%	63.14%
Average shareholders’ equity to average assets	10.77%	10.16%	11.00%	10.55%
Loans to deposits (end of period) (b)	67.27%	84.02%	67.27%	84.02%
Allowance for loan losses to loans (end of period)	1.69%	0.83%	1.69%	0.83%

Book value per share	$35.29	$32.04	$35.29	$32.04

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

(b)	Includes loans held for sale

Reconciliation of common shareholders' equity to tangible common equity	June 30, 2021	June 30, 2020
Shareholders' equity	$115,716	$104,794
Less goodwill and other intangibles	29,187	29,334
Tangible common equity	$86,529	$75,460
Average shareholders' equity	$112,750	$98,766
Less average goodwill and other intangibles	29,217	29,367
Average tangible common equity	$83,533	$69,399

Tangible Book Value per Common Share
Tangible common equity (a)	$86,529	$75,460
Total common shares issued and outstanding (b)	3,279,076	3,270,814
Tangible book value per common share (a)/(b)	$26.39	$23.07

Return on Average Tangible Equity
Net income, annualized ( c )	$13,544	$13,512
Average tangible common equity (d)	$83,533	$69,399
Return on average tangible common equity (c/d)	16.21%	19.47%

Net Interest Margin, Tax- Equivalent
Net interest income, annualized	$34,180	$31,420
Tax-equivalent adjustment	710	568
Tax-equivalent net interest income, annualized (e)	$34,890	$31,988
Average earning assets (f)	$946,361	$855,581
Net interest margin, tax equivalent (e)/(f)	3.69%	3.74%

Efficiency Ratio, Tax-Equivalent
Non-interest expense, annualized (g)	$36,358	$34,030
Tax-equivalent net interest income, annualized	34,890	31,988
Non-interest income, annualized	19,036	21,910
Total revenue, annualized (h)	$53,926	$53,898
Efficiency ratio (g)/(h)	67.42%	63.14%

Forward-Looking Statements

When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature, extent, and timing of government actions and reforms; and extended disruption of vital infrastructure and the impact of the COVID-19 pandemic. Significant progress has been made to combat the outbreak of COVID-19, and while it appears that the epidemiological and macroeconomic conditions are trending in a positive direction as of June 30, 2021, if there is a resurgence in the virus, United Bancshares, Inc. (the "Corporation") could experience further adverse effects on its business, financial condition, results of operations and cash flows.

The Corporation cautions readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. The Corporation does not undertake, and specifically disclaims and obligation, to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Introduction

The Corporation is a registered bank holding company incorporated under Ohio law and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Corporation was incorporated and organized in 1985. The executive offices of the Corporation are located at 105 Progressive Drive, Columbus Grove, Ohio 45830. The Corporation is a one-bank holding company, as that term is defined by the Federal Reserve Board.

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

Deposit services include checking accounts, savings and money market accounts; certificates of deposit and individual retirement accounts. Additional supportive services include online banking, bill pay, mobile banking, Zelle payment service, ATM’s and safe deposit box rentals.  Treasury management and remote deposit capture products are also available to commercial deposit customers.  Deposits of Union Bank are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

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

Recent Developments

The progression of the COVID-19 pandemic in the United States began to have an adverse impact on the local and national economy during the latter part of the first quarter of 2020 and may still have a complex and potentially adverse impact on the economy, the banking industry and our Corporation in future fiscal periods, all subject to a high degree of uncertainty.

Like most states, Ohio experienced a dramatic and sudden increase in unemployment levels as a result of the curtailment of business activities in mid-March 2020, with unemployment rising from an average of 4.1% in January 2020 to an average of 17.6 % in April 2020, before gradually dropping back down to 5.2% in June 2021, according to the U.S. Bureau of Labor Statistics. While unemployment rates have returned to lower levels in recent months, it is very possible a repeat of the high unemployment rates could be experienced especially if there is another shutdown similar to what was experienced in March and April of 2020.

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

It is possible that the COVID-19 pandemic and the specific developments referred to above could have a significant adverse impact on our business.  In particular, the Bank’s borrowers in the retail, restaurants, and hospitality industries may have endured significant economic distress, causing them to draw on their existing lines of credit, adversely affecting their ability and willingness to repay existing indebtedness, and adversely impacting the value of collateral.  These developments, together with general economic conditions may also impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. It is possible that our financial condition, capital levels and results of operations could be adversely affected.  The Corporation's results havebeen bolstered by the aforementioned PPP loan origination activity, which includes amortization of loan origination fees into interest income.

We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●

We offered 90 day payment deferrals and interest only payment options for consumer, small business, and commercial customers.  We also offered payment extensions of up to 90 days for mortgage customers.  As of June 30, 2021, we have modified or extended 131 loans, approximating $48.7 million through these programs.

●

We formed a Business Continuity Planning COVID-19 Response team which meets regularly to manage the Corporation’s response to the pandemic and the effect on our business.  In addition, cross functional task force teams met as needed to address specific issues such as employee and client communications, facilities and branch services, and to discuss the effect on our business.

●

We participated in the SBA’s Paycheck Protection Program.  In the first round of PPP loans, we originated $125.7 million in loans to over 1,600 borrowers.  In the second round of PPP loans beginning January 19, 2021, we have originated $57.7 million in loans to over 1,500 borrowers.

●

In response to the outbreak and business disruption, first and foremost, we have prioritized the safety, health and well-being of our employees, customers, and communities.  We have implemented protective measures for customers who choose branch access and we continue to serve customers through our drive-up locations and digital platforms.

The broader U.S. and global economies slowly began reopening during the first quarter 2021 as highly effective vaccines against COVID-19 became widely available. However, labor and supply disruptions resulting from the global pandemic continue, and the emergence of a new and more infectious variant of COVID-19 is creating ongoing health and safety concerns that may lead to further disruptions in local, national and global economies.

While significant progress has been made to combat the outbreak of COVID-19, and while it appears that the epidemiological and macroeconomic conditions were trending in a positive direction as of June 30, 2021, if there is any further significant resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows.

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended June 30, 2021, the Corporation reported net income of $2,655,000, or $0.81 basic earnings per share. This compares to the second quarter of 2020 net income of $5,668,000, or $1.73 basic earnings per share. The decrease in operating results for the first quarter of 2021 as compared to the same period in 2020 was primarily attributable to a decrease in net interest income of $151,000, a decrease in non-interest income of $4,344,000, and an increase in non-interest expenses of $268,000, offset by a decrease in the provision for loan losses of $900,000, and a decrease in the provision for income taxes of $850,000.

Net income for the six months ended June 30, 2021 totaled $6,772,000, or $2.07 basic earnings per share, compared to $6,756,000, or $2.07 basic earnings per share for the same period in 2020, an increase of $16,000. The increase in operating results for the six month period ended June 30, 2021 as compared to the six month period ended June 30, 2020 was primarily attributable to an increase in net interest income of $1,380,000, and decreases in the provision for loan losses of $1,150,000 and the provision for income taxes of $87,000, offset by a decrease in non-interest income of $1,437,000 and an increase in non-interest expenses of $1,164,000.

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $8,435,000 for the second quarter of 2021, compared to $8,586,000 for the same period of 2020, a decrease of $151,000 (1.8%).  Net interest income was $17,090,000 for the six months ended June 30,2021 compared to $15,710,000 for the same period of 2020, an increase of $1,380,000 (8.8%).

In response to the COVID-19 pandemic, the Federal Reserve decreased the targeted federal funds rate by a total of 150 basis points (1.5%) in March 2020.  This decrease impacts the comparability of net interest income between the year to date periods of 2020 and 2021.

The decrease of $151,000 in net interest income for the three months ended June 30, 2021 is attributable to a decrease in interest income of $830,000 offset by a $679,000 decrease in interest expense.  The increase in net interest income for the six months ended June 30, 2021 was due to a decrease in interest expense of $1,952,000, offset by a decrease of interest income of $572,000.

Interest income decreased due to declining portfolio rates, despite recognizing loan fee income generated through PPP loan originations of $1,689,000 for the six months ended June 30, 2021 compared to $337,000 for the same period of 2020.  There are $3.2 million of fees received from the SBA remaining that have been deferred and are being amortized into interest income over the life of the loans.  The bulk of the income resulting from PPP loans is from the SBA fees payable in connection with the origination of the loans, and not from interest to be paid on such loans from the borrower, as management expects most of its PPP loan portfolio to be forgiven.  The average loan balance was $650.5 million for the six months ended June 30, 2021 compared to $631.2 million for the same period of 2020. The yield on average earning assets was 4.04% for the six months ended June 30, 2021 compared to 4.61% for the same period of 2020.

The decline in interest expense is due to the prepayment of $50.0 million of Federal Home Loan Bank advances in the second, third, and fourth quarters of 2020 as well as a declining cost of funds.  The decrease in interest rates by the Federal Reserve resulted in a decrease in the cost of average interest bearing liabilities to 0.46% for the six months ended June 30, 2021 compared to 1.03% for the same period of 2020.  This decrease more than offset the $66.3 million increase in average interest bearing deposits for the six month period ended June 30, 2021.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the quarter and six months ended June 30, 2021 the net interest margin (on a taxable equivalent basis) was 3.53% and 3.69% compared with 3.87% and 3.74% for the same period in 2020. Loans and leases comprised 64.2% of interest-earning assets at June 30, 2021 compared to 73.8% of interest-earning assets at June 30, 2020.  Interest-bearing deposits comprised 97.2% of average interest-bearing liabilities at June 30, 2021, compared to 90.3% for the same period in 2020.

As a result of the recent reductions in the target federal funds interest rate, as well as the impact of the COVID-19 pandemic and related future loan charge-offs and increases in non-accrual loans which may occur, we expect that our net interest income and net interest margin will decrease in future periods. These decreases will be offset to some degree through recognition of deferred loan fees received from the SBA for PPP loan financing, but we cannot determine at this time what the scope of such losses or offsets might be. The SBA loan fees are deferred and being recognized as an adjustment to interest income over the life of the loans. The timing of such will be impacted by the timing and level of loan forgiveness granted by the SBA.

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

A provision for loan and lease losses of $300,000 was recognized during the six month period ended June 30, 2021,  none of which is attributable to the current quarter, compared to provisions of $900,000 and $1,450,000 for the respective three and six month periods ended June 30, 2020.   The allowance for loan and lease losses at June 30, 2021 is 1.69% of total loans compared to 0.83% of total loans at June 30, 2020. The significant reduction in provision expense in 2021 is to offset provision expenses taken in 2020 as a result of the COVID-19 pandemic given the general stabilization in the regional and broader U.S. economy, as well as the current status of the Bank's loan portfolio.

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

For the quarter ended June 30, 2021, non-interest income was $3,777,000, compared to $8,121,000 for the second quarter of 2020, a $4,344,000 (53.5%) decrease, which was attributable to decreases in gain on sales of loans of $3,082,000 (51.7%), other non-interest income of $977,000 (52.2%), and net securities gains of $285,000.

Non-interest income for the six months ended June 30, 2021 totaled $9,518,000, compared to $10,955,000 for the same period in 2020, a decrease of $1,437,000 (13.1%).  The decrease in non-interest income was primarily attributable to decreases in gain on sales of loans of $1,090,000 (12.8%), net securities gains of $290,000, and other non-interest income of $57,000.

The decrease in gain on sale of loans was attributable to a decrease of loan origination and sales activities within the residential mortgage operations along with a decrease in the average gain on sale per loan.  Loan sales for the second quarter of 2021 were 310 loans sold totaling $78.9 million compared to 516 loans sold totaling $138.0 million for the second quarter of 2020, resulting in gains on sale of loans of $2,883,000 for the quarter ended June 30, 2021 compared to $5,965,000 for the quarter ended June 30, 2020.  The average loan sale gain approximated $9,300 per loan during the second quarter of 2021 compared to approximately $11,600 for the same period of 2020.  Loan sales year to date in 2021 were 770 loans sold totaling $196.5 million compared to 784 loans closed totaling $201.2 million for the same period in 2020, resulting in gains on sale of loans of $7,458,000 for the six months ended June 30, 2021 compared to $8,548,000 for the six months ended June 30, 2020.  The average loan sale gain approximated $9,700 per loan during the first six months of 2021 compared to approximately $10,900 for the same period of 2020.

The high levels of mortgage originations and sale activity in 2020 and early 2021 were attributable to the extremely low mortgage rate interest environment created by the Federal Reserve's lowering of Federal funds target rates in March 2020.  Those levels of mortgage banking activity or profitability are not sustainable in the long-term and results in the second quarter of 2021 reflect a slowdown of this activity.  We anticipate that our non-interest income may be adversely affected in future periods.

Other non-interest income was $892,000 for the quarter ended June 30, 2021 compared to $1,869,000 for the comparable period in 2020, a decrease of $977,000.  The decrease in other non-interest income was primarily related to a $1,227,000 decrease in income from the Corporation’s loan hedging program.  For the six months ended June 30, 2021, other non-interest income was $2,063,000 compared to $2,120,000 for the six months ended June 30, 2020.

The sale of securities resulted in a gain of $2,000 and a loss of $3,000 for the quarter and six month period ended June 30, 2021, respectively, compared to a gain of $287,000 for both the quarter and six month period ended June 30. 2020.  In response to possible liquidity concerns at the time, the Corporation sold certain investment securities during the second quarter of 2020.

Non-Interest Expenses

For the quarter ended June 30, 2021 non-interest expenses were $9,073,000, compared to $8,805,000 for the second quarter of 2020, a $268,000 (3.0%) increase.  The significant quarter-over-quarter increases include data processing expense of $159,000 (33.6%), advertising and promotional expenses of $127,000 (27.9%), and equipment service expense of $81,000 (47.9%), offset by decreases in salaries and benefits of $100,000 (1.9%), loan fees of $159,000 (28.9%), and consultant fees of $86,000 (45.6%).

Non-interest expenses for the six months ended June 30, 2021 totaled $18,179,000, compared to $17,015,000 for the same period in 2020, a decrease of $1,164,000 (6.8%).  The increase in non-interest expenses was primarily attributable to increases in salaries and benefits of $284,000 (2.9%), data processing of $248,000 (28.4%), depreciation expense of $128,000 (26.5%), equipment service expense of $204,000 (60.5%), and advertising and promotional expense of $116,000 (12.0%), offset by a decrease in legal fees of $107,000 (48.9%).

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended June 30, 2021, the Corporation’s efficiency ratio was 73.19%, compared to 51.82% for the same period of 2020.  For the six months ended June 30, 2021 the Corporation's efficiency ratio was 67.42% compared to 63.14% for the same period of 2020.  A lower efficiency ratio generally indicates that a bank is spending less to generate every dollar of income.

Provision for Income Taxes

The provision for income taxes for the quarter ended June 30, 2021 was $484,000 (effective rate of 15.4%), compared to $1,334,000 (effective rate of 19.1%) for the comparable 2020 period.  The provision for the six month period ended June 30, 2021 was $1,357,000 (effective rate of 16.7%) compared to $1,444,000 (effective rate of 17.6%) for the comparable 2020 period.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $1.0 billion at June 30, 2021, compared to $978.5 million at December 31, 2020, an increase of $70.8 million (7.2%).  The increase in total assets was primarily the result of increases of $62.5 million (109.6%) in cash and cash equivalents, and $34.1 million (17.5%) in securities available-for-sale, offset by a $24.1 million (3.9%) decrease in net loans.  Deposits during this same period increased $68.9 million (8.2%).  Deposit balances have been positively impacted by the Corporation’s participation in the Paycheck Protection Loan Program.

Shareholders’ equity increased from $111.6 million at December 31, 2020 to $115.7 million at June 30, 2021. This increase was primarily the result of net income during the six month period ended June 30, 2021 of $6,772,000, offset by a decrease in unrealized securities gains, net of tax of $1,564,000, and dividends paid of $1,082,000. The decrease in unrealized securities gains during the six month period ended June 30, 2021 was attributable to increasing long term treasury yields.  Net unrealized gains and losses on securities are reported as accumulated other comprehensive income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $119.6 million at June 30, 2021 and $57.0 million at December 31, 2020, including interest-bearing deposits in other banks of $106.6 million at June 30, 2021 and $46.6 million at December 31, 2020.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs especially considering the availability of other funding sources, as described below. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of June 30, 2021 totaled $221.3 million and $228.6 million, respectively, resulting in net unrealized gain before tax of $7.3 million and a corresponding after-tax increase in shareholders’ equity of $5.8 million.

Loans and Leases

The Corporation’s primary lending areas are Northwestern, West Central, and Central Ohio. Gross loans and leases totaled $610.3 million at June 30, 2021, compared to $634.1 million at December 31, 2020, a decrease of $23.8 million (3.8%). As compared to December 31, 2020, commercial loans decreased $17.8 million due to PPP loan forgiveness, commercial and multi-family real estate loans decreased $781,000, residential 1-4 family real estate loans decreased $4.5 million and consumer loans decreased $672,000. Loans originated through the PPP program are included in the Commercial segment and had an outstanding balance of $60.8 million as of June 30, 2021 and $76.8 million at December 31, 2020. Excluding the impact of PPP loans forgiven, loans and leases decreased $7.8 million at June 30, 2021 as compared to December 31, 2020.

There are also unrecognized financial instruments at June 30, 2021 and December 31, 2020 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $191.6 million at June 30, 2021 and $156.4 million at December 31, 2020.

Excluding PPP loans, loan demand was relatively soft throughout the majority of 2020 and the first six months of 2021, primarily as a result of the overall economic impact from the COVID-19 pandemic.  Resulting uncertainties in economic conditions in our market areas may lead to reductions in the growth of our commercial and industrial loan, commercial real estate loan, residential real estate loan and consumer loan portfolios.  PPP loan balances will likely decrease significantly over the next six months to a year as the forgiveness process continues.

Allowance for Loan and Lease Losses

The following table presents a summary of activity in the allowance for loan and lease losses for the six month periods ended June 30, 2021 and 2020:

	(in thousands)
	Six months ended June 30,
	2021	2020
Balance, beginning of period	$9,994	$4,131
Provision for loan and lease losses	300	1,450
Charge offs	(5)	(22)
Recoveries	22	30
Net recoveries	17	8
Balance, end of period	$10,311	$5,589

The allowance for loan and lease losses as a percentage of gross loans and leases was 1.69% at June 30, 2021, 1.58% at December 31, 2020, and 0.83% at June 30, 2020. Excluding PPP loans and the related allocation of allowance, the allowance for loan losses as a percentage of gross loans and leases was 1.88% at June 30, 2021, 1.79% at December 31, 2020, and 0.99% at June 30, 2020.  Based on current economic indicators, the Corporation increased the economic factors within the allowance for loan losses evaluation.

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

Loans and leases on non-accrual status amounted to $760,000 at June 30, 2021 and $950,000 at December 31, 2020. Non-accrual loans and leases as a percentage of outstanding loans amounted to 0.13% at June 30, 2021 and 0.15% at December 31, 2020.

The Corporation considers a loan or lease to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan or lease, as the case may be, based on current information and events. The Corporation had impaired loans totaling $1.5 million with $151,000 of specific reserves at June 30, 2021 and impaired loans of $1.7 million with $255,000 of specific reserves as of December 31, 2020.  The Corporation had $1.3 million of impaired loans without specific reserves at June 30, 2021 and $1.3 million of impaired loans without specific reserve at December 31, 2020.

The Corporation had other potential problem credits, consisting of loans graded substandard or special mention, as well as loans over 90 days past due, loans on non-accrual, and TDR loans, amounting to $18.2 million at June 30, 2021 and $19.4 million at December 31, 2020. The Corporation’s credit administration department continues to closely monitor these credits. As of June 30, 2021 the Corporation has also modified or extended 131 loans, approximating $48.7 million in response to the COVID-19 pandemic.  As indicated above, the CARES Act and guidance issued by the Federal Bank Regulatory agencies provides relief from classifying COVID-19 related loan modifications as TDR loans.

The Corporation provides pooled reserves for potential problem loans and leases using loss rates calculated considering historic net loan charge-off experience, as well as other environmental and qualitative factors. The Corporation experienced $5,000 of loan charge-offs during the first six months of 2021 compared to $22,000 during the first six months of 2020 with the charge-offs coming primarily from the consumer loan portfolio. The Corporation also provides pooled general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the related loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits continue to be the most significant source of funds for the Corporation, totaling $907.2 million, or 97.2% of the Corporation’s outstanding funding sources at June 30, 2021, compared to $838.4 million at December 31, 2020.  The significant increase in deposits during the six month period is somewhat attributable to customer deposits from economic stimulus payments and PPP loan proceeds.

Non-interest bearing deposits comprised 20.9% of total deposits at  June 30, 2021 and 22.2% at  December 31, 2020. We expect that deposit levels may decrease in future periods if the conditions in our market areas become distressed relating to the COVID-19 pandemic.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of $7,250,000 and $7,750,000 of term borrowings from the United Bankers’ Bank (UBB) at June 30, 2021 and December 31, 2020, respectively. The Corporation also has outstanding junior subordinated deferrable interest debentures of $12,959,000 and $12,942,000 at June 30, 2021 and December 31, 2020, respectively. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Regulatory Capital

The Corporation and Bank met all regulatory capital requirements as of June 30, 2021, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

Cash Flow from Operations

As part of the Bank's hedging program, loans held for sale are accumulated into larger blocks before being sold.  Depending on the timing of the sales of these blocks, there could be a positive or negative impact to net income and cash flow from operations.  As of June 30, 2021, loans held for sale amounted to $18,024,000 compared to $18,427,000 as of December 31, 2020 resulting in a positive impact to cash flow from operations for the six month period ended June 30, 2021 of $403,000.  There was a negative impact on cash flow from operations for the six month period ended June 30, 2020 of $8,516,000 from an increase in loans held for sale. Excluding these changes in loans held for sale, cash flow from operations for the six months ended June 30, 2021 and 2020 would have been a positive $7,981,000 and $6,845,000, respectively.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the six month period ended June 30, 2021. Management continues to closely monitor interest rate sensitivity trends through the Corporation's asset liability management program and in calculating the allowance for loan and lease losses.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to Smaller Reporting Companies.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures.

With the participation of our management, including our chief executive officer, who is also serving as our interim chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on that evaluation, the Corporation's management, including the Chief Executive Officer, who is also serving as our Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2021.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended June 30, 2021:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
04/01/21 - 04/30/21	-	$-	401,979	198,021

05/01/21 - 05/31/21	5,922	$31.59	407,901	192,099

06/01/21 - 06/30/21	-	$-	407,901	192,099

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

Item 3: Defaults upon Senior Securities.

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information.

None

Item 6: Exhibits

Exhibit Number	Description	Exhibit Location
3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Form 10Q for the quarter ended June 30, 2006.
3.2	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10Q for the quarter ended June 30, 2007.
4	Description of Registrant's Common Stock	Incorporated herein by reference to the Corporation's Form 10K for the year ended December 31, 2020
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
99.1	Safe Harbor under the Private Securities Litigation Reform Act of 1995	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date: August 3, 2021	By: /s/ Brian D. Young
Brian D. Young
Chief Executive Officer and Interim Chief Financial Officer