Form 10-K
period 2021-12-31
UNITED BANCSHARES INC/OH
filed 2022-03-07
CIK 1087456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $109,578,931based upon the last sales price as quoted on the NASDAQ Global Market as of June 30, 2021.
The number of shares of Common Stock, no par value outstanding as of January 31, 2022: 3,276,798

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2021 are incorporated by reference into Part II. Portions of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held onApril 27, 2022are incorporated by reference into Part III.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. From time to time, we have made or will make forward-looking statements within the meaning of the Act. These statements do not relate strictly to historical or current facts. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, is forward-looking. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “outlook,” “plan,” “strategy,” “expect,” “anticipate,” “project,” “believe,” “estimate,” or other words of similar meaning, or by words or phrases indicating that an event or trend “may,” “should,” “will,” “is likely,” or that an event or trend is “probable” to occur or “continue,” has “begun,” “is scheduled,” or is “on track.” Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations. Our disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1. Business
Overview

United Bancshares, Inc. (“UBOH”), an Ohio corporation, organized in 1985, is headquartered in Columbus Grove, Ohio. We are a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), with consolidated total assets of $1.1 billion at December 31, 2021. UBOH is regulated as a one-bank holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and its principal asset and operating subsidiary is The Union Bank Company, an Ohio state chartered commercial bank (“Union Bank”).  United Bancshares' primary objective is to be a high-performing, relationship-focused financial institution by concentrating its efforts on serving the financial needs of consumers and small businesses in the communities that it serves.  As of December 31, 2021, UBOH and its subsidiary (collectively the “Corporation”) employed approximately 211 full-time equivalent employees.

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

Union Bank’s philosophy is to grow by building long-term relationships based on high quality service, high ethical standards, and safe and sound assets.  In the operation of its business, Union Bank maintains a strong community orientation. Union Bank’s business model emphasizes personalized service, clients’ access to key decision makers, individualized attention, tailored products, and access to online banking tools. Union Bank’s management has placed a special emphasis on personalized attention to its customers’ needs and accomplishes this by continually working to build and support relationships with customers, local businesses and entrepreneurs. Union Bank empowers employees with the tools, knowledge, and support to serve our customers’ needs

Through our twenty-two offices located in Bowling Green, Columbus Grove, Delaware, Delphos, Findlay, Gahanna, Gibsonburg, Kalida, Leipsic, Lima, Marion, Marysville, Ottawa, Paulding, Pemberville, Plymouth, and Westerville Ohio, we serve the Ohio counties of Allen, Delaware, Franklin, Hancock, Huron, Marion, Paulding, Putnam, Sandusky, Van Wert, and Wood.

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

In recent years, mergers and acquisitions have led to greater concentration in the banking industry, placing added competitive pressure on our core banking products and services. Consolidation continued during 2021, primarily through private merger and acquisition transactions, and led to redistribution of deposits and certain banking assets to other financial institutions. We expect this trend to continue during 2022. We, therefore, expect competition in the markets we serve to intensify with the advent of new technology and consolidation trends. As a matter of course, we continue to evaluate opportunities in the markets we serve or contiguous markets to improve our footprint, while balancing the efficiency of technology.

The Bank’s primary market area consists of the Ohio counties of Putnam, Allen, Wood, and Marion, in which the Bank currently operates 14 of its 20 total full service banking offices. According to the most recent FDIC Deposit Market Share Report, as of June 30, 2021 there were a total of 25 banking institutions competing in the Bank’s primary market area, with the Bank ranking fifth in deposit market share with approximately 10.08% of the aggregate deposits.  The Bank operates its remaining six branch banking offices in the Ohio counties of Delaware, Franklin, Hancock, Paulding, and Sandusky.

Supervision and Regulation

General

The following discussion addresses the material elements of the regulatory framework applicable to financial holding companies, like UBOH, and our subsidiary bank, Union Bank. This regulatory framework is intended primarily to protect customers and depositors, the Deposit Insurance Fund (the “DIF”) of the FDIC, and the banking system as a whole, rather than for the protection of security holders and creditors. We cannot predict changes in the applicable laws, regulations and regulatory agency policies, yet such changes may have a material effect on our business, financial condition, and/or results of operations.

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

Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of Union Bank, including restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching.

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

FDIC regulations provide that any insured institution which has less than its minimum leverage capital requirement may be deemed to be engaged in an unsafe and unsound practice pursuant to Section 8 of the FDIA, unless the institution has entered into and is in compliance with a written agreement or has submitted and is in compliance with a plan approved by the FDIC to increase its leverage capital ratio and take other action as may be necessary. FDIC regulations further indicate that any insured depository institution with a tier 1 capital to total assets ratio of less than 2 percent may be deemed to be operating in an unsafe and unsound condition.

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

The FDIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to an FDIC-insured depository institution that does not meet certain capital adequacy standards. Banks and savings associations are classified into one (1) of five (5) categories based upon capital adequacy, ranging from “well-capitalized” to “critically undercapitalized.” Restrictions on operations, management, and capital distributions begin to apply at “adequately capitalized” status and become progressively stricter as the insured depository institutions approaches “critically undercapitalized” status. Generally, the regulations require the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “undercapitalized” and to take additional actions if the institution becomes “significantly undercapitalized” or “critically undercapitalized.” Effective January 1, 2015, final rules promulgated by the FDIC pursuant to the Dodd-Frank Act, provide that for a depository institution to be considered well-capitalized it must maintain common equity tier 1 capital of at least 6.5%; tier 1 risk-based capital of at least 8%; total risk-based capital of at least 10%; and a tier 1 leverage ratio of at least 5%. As of December 31, 2021, Union Bank has total risk-based capital of 16.2%, tier 1 risk-based capital and CET 1 capital of 14.9%, and tier 1 leverage capital of 9.7%.

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

Branching Authority

Ohio chartered banks have the authority under Ohio law to establish branches anywhere in the State of Ohio, subject to receipt of all required regulatory approvals. Additionally, in May 1997 Ohio adopted legislation “opting in” to the provisions of Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) which allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. Effective with the enactment of The Dodd-Frank Act, the FDIA and the National Bank Act have been amended to remove the expressly required “opt-in” concept applicable to de novo interstate branching and now permits national and insured state banks to engage in de novo interstate branching if, under the laws of the state where the new branch is to be established, a state bank chartered in that state would be permitted to establish a branch.

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

Statistical Financial Information Regarding the Corporation

The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiary and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation, both of which are included in the 2021 Annual Report.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIA

The following are the average balance sheets for the years ended December 31:

	2021	2020	2019
ASSETS	(in thousands)
Interest-earning assets
Securities (1)
Taxable	$117,830	$102,448	$116,335
Non-taxable	119,865	83,399	62,740
Interest-bearing deposits	98,889	42,906	20,433
Loans (2)	632,829	663,097	582,377
Total interest-earning assets	969,413	891,850	781,885
Non-interest-earning assets
Cash and due from banks	10,408	7,607	8,142
Premises and equipment, net	19,771	18,590	18,724
Accrued interest receivable and other assets	57,027	56,018	56,798
Allowance for loan losses	(10,269)	(6,237)	(3,856)

	$1,046,350	$967,828	$861,693

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$555,004	$452,878	$382,553
Time deposits	156,161	171,881	192,077
Junior subordinated deferrable interest debentures	12,960	12,926	12,892
Other borrowings	7,305	50,533	60,284
Total interest-bearing liabilities	731,430	688,218	647,806
Non-interest-bearing liabilities
Demand deposits	193,810	168,179	120,227
Accrued interest payable and other liabilities	6,129	9,800	7,008

Shareholders' equity (3)	114,981	101,631	86,652

	$1,046,350	$967,828	$861,693

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

	Year Ended December 31,
	2021			2020			2019
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(In Thousands)
Interest-earning assets
Securities (1)
Taxable	$117,830	$1,977	1.68%	$102,448	$1,938	1.89%	$116,335	$2,601	2.24%
Non-taxable (2)	119,865	3,615	3.02%	83,399	2,705	3.24%	62,740	2,157	3.44%
Loans (2,3,4)	632,829	33,745	5.33%	663,097	35,696	5.38%	582,377	32,867	5.64%
Interest-bearing deposits	98,889	251	0.25%	42,906	259	0.60%	20,433	647	3.17%
Total interest-earning assets	$969,413	$39,588	4.08%	$891,850	$40,598	4.55%	$781,885	$38,272	4.89%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$555,004	$904	0.16%	$452,878	$1,321	0.29%	$382,553	$2,687	0.70%
Time deposits	156,161	1,377	0.88%	171,881	2,677	1.56%	192,077	3,753	1.95%
Junior subordinated deferrable interest debentures	12,960	429	3.31%	12,926	526	4.07%	12,892	728	5.65%
Other borrowings	7,305	359	4.91%	50,533	2,464	4.88%	60,284	1,756	2.91%
Total interest-bearing liabilities	$731,430	$3,069	0.42%	$688,218	$6,988	1.02%	$647,806	$8,924	1.38%

Net interest income, interest rate spread, tax equivalent basis		$36,519	3.66%		$33,610	3.53%		$29,348	3.51%

Net interest margin			3.77%			3.77%			3.75%

(1)
Securities include securities available-for-sale, which are carried at fair value, and restricted bank stock carried at cost. The average balance includes monthly average balances of fair value adjustments and daily average balances for the amortized cost of securities.

(2)	Computed on tax equivalent basis for non-taxable securities and non-taxable loans (21% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans and loans held for sale.
(4)	Interest income on loans includes fees of $8,368,000 in 2021, $7,309,000 in 2020 and $2,723,000 in 2019.

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

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 21% for 2021, 2020 and 2019 in the table that follows:

	Year Ended December 31,
	2021 vs. 2020			2020 vs. 2019
	Total	Variance Attributable To		Total	Variance Attributable To
	Variance	Volume	Rate	Variance	Volume	Rate
INTEREST INCOME	(In Thousands)
Securities -
Taxable	$40	$272	$(232)	$(663)	$(289)	$(374)

Non-taxable	909	1,111	(202)	548	676	(128)

Loans	(1,976)	(1,616)	(360)	2,829	4,398	(1,569)

Other	(8)	203	(211)	(388)	379	(767)

Subtotal	(1,035)	(30)	(1,005)	2,326	5,164	(2,838)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	(417)	253	(670)	(1,366)	425	(1,791)

Time deposits	(1,300)	(226)	(1,074)	(1,076)	(368)	(708)

Junior subordinated deferrable interest debentures	(97)	1	(98)	(202)	2	(204)

Other borrowings	(2,105)	(2,123)	18	708	(321)	1,029

Subtotal	(3,919)	(2,095)	(1,824)	(1,936)	(262)	(1,674)

NET INTEREST INCOME	$2,884	$2,065	$819	$4,262	$5,426	$(1,164)

INVESTMENT PORTFOLIO

Union Bank's investment securities portfolio is managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee.

Union Bank's securities portfolio is entirely categorized as available-for-sale.  Securities classified as available-for-sale may be sold prior to maturity due to changes in interest rates, prepayment risks or to meet the company's liquidity needs.

LOAN PORTFOLIO

Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the amounts of loans outstanding as of December 31, 2021 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for amounts due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

	Within one year	After one year but within five years	After five years but within 15 years	After 15 years
Residential 1-4 family real estate	$6,435	$10,674	$78,361	$16,726
Commercial and multi-family real estate	6,788	45,823	276,710	75,643
Commercial	40,970	26,572	17,811	1,481
Consumer	158	4,421	918	68
	$54,351	$87,490	$373,800	$93,918

	Fixed Rate	Variable Rate	Total
Residential 1-4 family real estate	$44,443	$61,318	$105,761
Commercial and multi-family real estate	80,491	317,685	398,176
Commercial	30,137	15,727	45,864
Consumer	5,104	303	5,407
	$160,175	$395,033	$555,208

SUMMARY OF LOAN LOSS EXPERIENCE

The following schedule presents the ratio of net charge-offs (recoveries) to average loans outstanding by loan category and related ratios for the years ended December 31:

	2021	2020	2019	2018	2017
Residential 1-4 family real estate	-0.03%	0.20%	0.00%	-0.02%	0.03%
Commercial and multi-family real estate	-0.01%	0.03%	-0.04%	-0.05%	0.04%
Commercial	0.00%	-0.01%	0.08%	-0.04%	-0.04%
Consumer	0.13%	0.46%	0.11%	0.13%	0.41%
Net charge-offs to average loans outstanding	-0.01%	0.05%	-0.01%	-0.04%	0.03%
Allowance for credit losses to total loans outstanding	1.70%	1.58%	0.72%	0.63%	0.56%
Nonaccrual loans to total loans outstanding	0.05%	0.15%	0.17%	0.26%	0.55%
Allowance for credit losses to nonaccrual loans	3,235.94%	1,052.00%	428.97%	244.08%	102.46%

The amount of loan charge-offs and recoveries fluctuate from year to year due to various factors relating to the condition of the general economy and specific business segments. The 2021 net recoveries included 10 consumer and commercial real estate credits with the largest individual charge-off being $3,100. The 2020 loan charge-offs included 37 consumer, mortgage, or commercial credits with the largest individual charge-off being $84,500.  The 2019 net recoveries included charge-offs of 23 consumer, mortgage, HELOC, or commercial credits with the largest individual charge-off being $80,000.  The 2018 net recoveries included charge-offs of 28 consumer, mortgage, HELOC, or commercial credits, with the largest individual charge-off being $85,000. The 2017 loan charge-offs included 38 consumer, mortgage, HELOC, or commercial credits, with the largest individual charge-off being $406,000.

The Corporation recognized a provision for loan losses of $300,000 in 2021, $6,200,000 in 2020, and $550,000 in 2019. Problem and potential problem loans aggregated $24.7 million at December 31, 2021 compared to $19.4 million at December 31, 2020. This increase is primarily a result of economic conditions resulting from the COVID-19 pandemic.  The Corporation will continue to monitor the credit quality of its loan portfolio, and especially the quality of those credits identified as problem or potential problem credits, to ensure the allowance for loan losses is maintained at an appropriate level.

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

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	December 31,
	2021		2020		2019		2018		2017
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each Category		Each Category		Each Category		Each Category		Each Category
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Residential Real Estate	$1,719	19.61%	$1,683	19.85%	$592	23.36%	$576	22.40%	$545	24.33%
Commercial and Multi-Family Real Estate	7,121	65.45%	6,664	57.44%	2,536	62.13%	2,355	62.26%	1,746	61.32%
Commercial	1,414	14.04%	1,515	21.65%	939	13.12%	534	14.16%	501	13.43%
Consumer loans	101	0.90%	132	1.06%	64	1.39%	62	1.18%	43	0.92%
	$10,355	100.0%	$9,994	100.0%	$4,131	100.0%	$3,527	100.0%	$2,835	100.0%

The allowance for loan losses at December 31, 2021 included no specific reserves for impaired loans. There was $255,000 included in specific reserves for impaired loans at December 31, 2020.

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

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2021		2020		2019
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Savings and interest-bearing demand deposits	$555,004	0.16%	$452,878	0.29%	$382,553	0.70%
Time deposits	156,161	0.88%	171,881	1.56%	192,077	1.95%
Demand deposits (non-interest bearing)	193,810	-	168,179	-	120,227	-
	$904,975		$792,938		$694,857

There were no foreign deposits in any periods presented.

Total uninsured deposits greater than $250,000 were $256,517,000 at December 31, 2021, $196,425,000 at December 31, 2020, and $126,587,000 at December 31, 2019. These amounts represent an estimate calculated using a reasonable set of methodology and assumptions. Maturities of certificates of deposit and other time deposits of $250,000 or more outstanding at December 31, 2021 are summarized as follows:

(in thousands)
Three months or less	$1,183
Over three months and through six months	1,604
Over six months and through twelve months	1,817
Over twelve months	3,637
$8,241

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

The Corporation’s Allowance for Loan Losses May Be Insufficient

The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require a potentially significant increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Corporation will need additional provisions to increase the allowance for loan and lease losses. Any increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations. While the Board of Directors of the Corporation believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the final determination.

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

The Corporation’s Profitability Depends Significantly on Economic Conditions in the State of Ohio

The Corporation’s success depends primarily on the general economic conditions of the State of Ohio and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the Ohio counties of Allen, Delaware, Franklin, Hancock, Huron, Putnam, Marion, Sandusky, Van Wert, and Wood. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, significant supply chain disruptions, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact those local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

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

UBOH Relies On Dividends from Its Subsidiary for Most of Its Revenue

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

COVID-19 May Continue to Significantly Impact the Corporation’s Business

COVID-19 continues to cause significant disruptions in the U.S. economy at large, and for small businesses in particular, which continues to impact the Corporation’s operations. We are starting to see the impact from COVID-19 on our business, and we believe   that it will be significant, adverse and potentially material. Currently, COVID-19 infections continue throughout the United States. The ongoing concerns on the part of the U.S. have created continued risk of further recession, reduced economic activity and   significant volatility in the U.S. stock markets. COVID-19 may impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes.  We expect continued disruption across our business due to these effects, very likely leading to decreased earnings, increased loan defaults and significant slowdowns in our loan collections.  Continued high rates of labor and supply chain disruption, along with continued recessionary concerns, will also likely adversely affect economic activity within the Bank's market.

In addition, certain of our borrowers are in or have exposure to the retail, restaurants, and hospitality industries and/or are located in areas that have previously mandated reduced capacity requirements or other types of operating restrictions, and COVID-19 may also have an adverse effect on our commercial real estate and consumer loan portfolios. Any additional newly implemented quarantine or stay-at-home orders would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

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

Item 1B.     Unresolved Staff Comments

Not applicable

Item 2.     Properties

At December 31, 2021, the Corporation and the Bank conducted its business from its headquarters and operations center at 105 Progressive Drive Columbus Grove, Ohio.  There are eighteen full service banking centers and three loan production offices in northwest and central Ohio listed below.

Full Service Branch Locations:

Bowling Green	Kalida
1300 North Main Street	110 East North Street

Columbus Grove	Leipsic
100 South High Street	318 South Belmore Street
Drive-Thru Facility
101 Progressive Drive	Lima
701 Shawnee Road
Delaware	1410 Bellefontaine Avenue
30 Coal Bend Road	3211 Elida Road

Delphos	Marion
114 East Third Street	111 South Main Street
220 Richland Road

Findlay	Westerville
1500 Bright Road	468 Polari Parkway

Gahanna	Ottawa
461 Beecher Road	245 West Main Street

Gibsonburg	Paulding
230 West Madison Street	103 East Perry Street

Pemberville
132 East Front Street

Loan Production Offices:

Findlay	Marysville
222 S. Main St., Unit 1	240 W. Fifth St.

Plymouth
2660 US Highway 224 Suite 3

Item 3.	Legal Proceedings

As of March 4, 2022, there are no pending legal proceedings to which the Corporation or its subsidiary are a party or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiary are a party incident to its banking business. None of such proceedings are considered by the Corporation to be material.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Additional information required herein is incorporated by reference from (“Description of the Corporation”) United Bancshares’ Annual Report to Shareholders for 2021 (“Annual Report”), which is included herein as Exhibit 13.

Stock Repurchase Program

The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2021:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (1)	Maximum number of shares that may yet be purchased under the plan or program (1)
10/01/2021 - 10/31/2021	-	$-	0	186,795

11/01/2021 - 11/30/2021	183	$29.20	0	386,795

12/01/2021 - 12/31/2021	1,865	$31.11	0	386,795

(1)
A stock repurchase program (“Plan”) was announced on July 29, 2005 (100,000 shares authorized) and expanded by 100,000 shares on December 23, 2005, 200,000 shares on March 20, 2007, 200,000 shares on December 17, 2014, and 200,000 shares on November 18, 2021. The Plan authorizes the Corporation to repurchase up to 800,000 of the Corporation’s common shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

Item 6.	Selected Financial Data

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2021 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference to page 5 through 17 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2021 (“Annual Report”), which is included herein as Exhibit 13.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 21 through 65 of United Bancshares’ Annual Report to Shareholders for 2021 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. An evaluation was performed under the supervision, and with the participation, of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2021. Based on the results of the evaluation, and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Management assessed the Corporation’s internal controls as of December 31, 2021, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2021, the Corporation’s internal control over financial reporting was effective.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Our Proxy Statement will be filed with the SEC no later than March 30, 2022, in preparation for the 2021 Annual Meeting of Shareholders scheduled for April 27, 2022. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein concerning Directors and Executive Officers is contained under the captions “Proposal Number 1: Election of Directors”, "Executive Officers", "Director and Nominee Qualifications" and "Board of Directors Independence, Certain Relationships and Related Party Transactions" of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 27, 2021, which is incorporated herein by reference.

Information required by this item concerning the Corporation’s Audit Committee is contained under the caption “Committees of the Board of Directors - Audit Committee” of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 27, 2022 which is incorporated herein by reference.

Information required by this item concerning compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Delinquent Section 16(a) Reports” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 27, 2022, which is incorporated herein by reference.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to the Corporation’s Chief Executive Officer, Chief Financial Officer, and other Senior Financial Officers. The Board of Directors reviews the Code of Ethics annually with the most recent review performed in February 2022. A copy of the Code of Ethics is available on the Corporation’s website at https://www.theubank.com.

Item 11.	Executive Compensation

The information required herein concerning Directors and Executive Officers of the Corporation is contained under the caption “Compensation of Named Executive Officers” and "Director Compensation" in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 27, 2022, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 27, 2022, which is incorporated herein by reference.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	133,792	$22.28	79,929
Equity compensation plans not approved by security holders	-	-	-
Total	133,792	$22.28	79,929

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Information required by this item concerning director independence is contained under the caption “Board of Directors Independence, Certain Relationships and Related Party Transactions” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 27, 2022, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item is contained under the caption “Independent Public Accountants” in the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held April 27, 2022, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements (and reports thereon) are set forth on pages 18 through 60 of the Corporation’s 2021 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2021 and 2020
Consolidated Statements of Income - Years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income - Years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows - Years ended December 31, 2021, 2020, and 2019
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of SEC Regulation S-K) in this filing:

Exhibit No.

3.1	Articles of Incorporation	(1)
3.2	Regulations	(1)
4	Description of Registrant's Common Stock	(6)
10.1	Preferred Trust Securities, Placement and Debenture agreements	(2)
10.2	Agreement – Brian D. Young	(3)
10.3	Salary Continuation Agreement - Brian D. Young	(6)
10.4	Salary Continuation Agreement – Heather M. Oatman	(4)
10.5	2016 Stock Option Plan	(5)
10.6	Form of Award Agreement under the 2016 Stock Option Plan	(6)
13	2021 Annual Report to Shareholders
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) CEO/Interim CFO's Certification
32.1	Section 1350 CEO/Interim CFO's Certification

101.INS	Inline XBRL Instance Document (a)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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
(6) Incorporated herein by reference to the Corporation's Form 10-K filed March 6, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCSHARES, INC.

By:	/s/ BRIAN D. YOUNG
Brian D. Young, Chief Executive Officer and Interim Chief Financial Officer

Date: March 4, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BRIAN D. YOUNG Brian D. Young	Director	March 4, 2022

/s/ HERBERT H. HUFFMAN Herbert H. Huffman	Director	March 4, 2022

/s/ H. EDWARD RIGEL H. Edward Rigel	Director	March 4, 2022

/s/ R. STEVEN UNVERFERTH R. Steven Unverferth	Director	March 4, 2022

/s/ ROBERT L. BENROTH Robert L. Benroth	Director	March 4, 2022

/s/ DAVID P. ROACH David P. Roach	Director	March 4, 2022

/s/ DANIEL W. SCHUTT Daniel W. Schutt	Director	March 4, 2022