Form 10-Q
period 2022-03-31
UNITED BANCSHARES INC/OH
filed 2022-05-06
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2022: 3,279,238.

This document contains 39 pages. The Exhibit Index is on page 38 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

 March 31, 2022 (unaudited) and December 31, 2021

	(in thousands except share data)
	March 31,	December 31,
	2022	2021
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$17,772	$11,654
Interest-bearing deposits in other banks	47,789	63,548
Total cash and cash equivalents	65,561	75,202
SECURITIES, available-for-sale	296,649	307,642
FEDERAL HOME LOAN BANK STOCK, at cost	5,129	5,129
LOANS HELD FOR SALE	10,480	9,146
LOANS AND LEASES	614,204	609,559
Less allowance for loan and lease losses	10,360	10,355
Net loans and leases	603,844	599,204
PREMISES AND EQUIPMENT, net	22,738	21,840
GOODWILL	28,616	28,616
CORE DEPOSIT INTANGIBLE ASSETS, net	464	499
CASH SURRENDER VALUE OF LIFE INSURANCE	19,474	19,383
OTHER ASSETS, including accrued interest receivable	16,403	9,895
TOTAL ASSETS	$1,069,358	$1,076,556
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$199,591	$195,374
Interest-bearing	745,241	735,039
Total deposits	944,832	930,413
Other borrowings	6,750	7,012
Junior subordinated deferrable interest debentures	12,984	12,976
Other liabilities	5,426	7,060
Total liabilities	969,992	957,461
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; issued 3,760,557 shares	3,813	3,794
Surplus	16,780	16,305
Retained earnings	105,735	103,903
Accumulated other comprehensive (loss) income	(17,609)	3,993
Treasury stock, at cost, 481,319 shares at March 31, 2022 and 487,972 shares at December 31, 2021	(9,353)	(8,900)
Total shareholders’ equity	99,366	119,095
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,069,358	$1,076,556

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Three months ended March 31, 2022 and 2021 (unaudited)

	(in thousands except share data)
	Three months ended March 31,
	2022	2021
INTEREST INCOME
Loans and leases, including fees	$7,135	$8,407
Securities:
Taxable	727	414
Tax-exempt	853	617
Other	50	52
Total interest income	8,765	9,490
INTEREST EXPENSE
Deposits	385	632
Other borrowings	178	203
Total interest expense	563	835
Net interest income	8,202	8,655
PROVISION FOR LOAN AND LEASE LOSSES	-	300
Net interest income after provision for loan and lease losses	8,202	8,355
NON-INTEREST INCOME
Gain on sale of loans	577	4,576
Net securities losses	(46)	(5)
Other non-interest income	2,550	1,170
Total non-interest income	3,081	5,741
NON-INTEREST EXPENSES	8,399	9,106
INCOME BEFORE INCOME TAXES	2,884	4,990
PROVISION FOR INCOME TAXES	364	873
NET INCOME	$2,520	$4,117
NET INCOME PER SHARE
Basic	$0.77	$1.26
Diluted	$0.76	$1.24
Weighted average common shares outstanding (basic)	3,278,044	3,277,744
Weighted average common shares outstanding (diluted)	3,335,498	3,311,260

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

Three months ended March 31, 2022 and 2021 (unaudited)

	(in thousands)
	Three months ended March 31,
	2022	2021

NET INCOME	$2,520	$4,117

OTHER COMPREHENSIVE LOSS
Unrealized gain on securities:
Unrealized holding losses during period	(27,391)	(4,138)
Reclassification adjustments for losses included in net income	46	5
Other comprehensive loss, before income taxes	(27,345)	(4,133)
Income tax benefit related to items of other comprehensive loss	(5,743)	(868)
Other comprehensive loss	(21,602)	(3,265)
COMPREHENSIVE INCOME (LOSS) INCOME	$(19,082)	$852

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands except share data)

Three months ended March 31, 2022 and 2021 (unaudited)

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
BALANCE AT DECEMBER 31, 2021	$3,794	$16,305	$103,903	$3,993	$(8,900)	$119,095
Comprehensive loss:
Net income	-	-	2,520	-	-	2,520
Other comprehensive loss	-	-	-	(21,602)	-	(21,602)
4,502 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	41	-	-	84	125
Stock option expense	-	56	-	-	-	56
Stock option exercise	19	378	-	-	(537)	(140)
Cash dividends declared, $0.21 per share	-	-	(688)	-	-	(688)
BALANCE AT MARCH 31, 2022	$3,813	$16,780	$105,735	$(17,609)	$(9,353)	$99,366

BALANCE AT DECEMBER 31, 2020	$3,761	$15,438	$92,716	$7,355	$(7,671)	$111,599
Comprehensive income:
Net income	-	-	4,117	-	-	4,117
Other comprehensive loss	-	-	-	(3,265)	-	(3,265)
6,805 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	4	-	-	107	111
Stock option expense	-	45	-	-	-	45
Stock option exercise	-	(11)	-	-	-	(11)
Cash dividends declared, $0.16 per share	-	-	(525)	-	-	(525)
BALANCE AT MARCH 31, 2021	$3,761	$15,476	$96,308	$4,090	$(7,564)	$112,071

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

Three months ended March 31, 2022 and 2021 (unaudited)

	(in thousands)
	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES	$(1,713)	$3,527

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls and maturities of available-for-sale securities	7,607	10,001
Purchases of available-for-sale securities	(24,243)	(20,186)
Net increase in loans and leases	(4,683)	(1,876)
Purchases of premises and equipment	(61)	(125)
Net cash used in investing activities	(21,380)	(12,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,417	50,175
Repayments of other borrowings	(262)	(250)
Proceeds from sale of treasury shares	125	111
Purchase of Treasury Shares	(140)	-
Cash dividends paid	(688)	(525)
Net cash provided by financing activities	13,452	49,511
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,641)	40,852
CASH AND CASH EQUIVALENTS
At beginning of period	75,202	57,034
At end of period	$65,561	$97,886
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$567	$875
Federal income taxes	$-	$-
Non-cash investing activities:
Change in net unrealized gain or loss on available-for-sale securities	$(27,345)	$(4,133)

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in consolidated financial statements prepared in conformity with generally accepted accounting principles. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet as of December 31, 2021 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

NOTE 3 - SECURITIES

The amortized cost, unrealized gains and losses, and fair value of available-for-sale securities as of  March 31, 2022 and  December 31, 2021 are as follows:

	(in thousands)
March 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$149,431	$1,108	$12,872	$137,667
Mortgage-backed	164,675	72	10,450	154,297
Agency	2,500	-	148	2,352
Other	2,333	-	-	2,333

Total	$318,939	$1,180	$23,470	$296,649

	(in thousands)
December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$145,775	$5,494	$485	$150,784
Mortgage-backed	152,507	1,248	1,185	152,570
Agency	2,500	-	17	2,483
Other	1,805	-	-	1,805

Total	$302,587	$6,742	$1,687	$307,642

NOTE 4 – LOANS AND LEASES

The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the three month periods ended March 31, 2022 and 2021:

	(in thousands)
	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Balance at December 31, 2021	$1,719	$7,121	$1,414	$101	$10,355
Provision charged to expenses	(25)	119	(86)	(8)	-
Losses charged off	-	-	-	-	-
Recoveries	2	1	-	2	5
Balance at March 31, 2022	$1,696	$7,241	$1,328	$95	$10,360

Balance at December 31, 2020	$1,683	$6,664	$1,515	$132	$9,994
Provision charged to expenses	40	239	26	(5)	300
Losses charged off	-	-	-	(2)	(2)
Recoveries	-	9	-	-	9
Balance at March 31, 2021	$1,723	$6,912	$1,541	$125	$10,301

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and based on impairment method as of  March 31, 2022 and  December 31, 2021:

	(in thousands)
March 31, 2022	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,696	7,241	1,328	95	10,360
Total allowance for loan and lease losses	$1,696	$7,241	$1,328	$95	$10,360

Loans and leases:
Individually evaluated for impairment	$-	$648	$1,263	$-	$1,911
Acquired with deteriorated credit quality	76	121	-	-	197
Collectively evaluated for impairment	111,964	416,607	78,171	5,354	612,096
Total ending loans and leases balance	$112,040	$417,376	$79,434	$5,354	$614,204

December 31, 2021	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Allowance for loan and lease losses:
Attributable to loans and leases individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,719	7,121	1,414	101	10,355
Total allowance for loan and lease losses	$1,719	$7,121	$1,414	$101	$10,355

Loans and leases:
Individually evaluated for impairment	$-	$676	$1,272	$-	$1,948
Acquired with deteriorated credit quality	76	96	-	-	172
Collectively evaluated for impairment	112,120	404,192	85,562	5,565	607,439
Total ending loans and leases balance	$112,196	$404,964	$86,834	$5,565	$609,559

The average recorded investment in impaired loans and leases (excluding loans and leases acquired with deteriorated credit quality) for the three month period ended March 31, 2022 was $1,930,000 compared to $2,948,000 for the three month period ended March 31, 2021. There was no allowance for loan and lease losses specifically reserved as of  March 31, 2022 or December 31, 2021.  Additionally, there was approximately $31,000 in interest income recognized by the Corporation on impaired loans and leases on an accrual or cash basis for the three month period ended March 31, 2022 and $6,000 for the three month period ended March 31, 2021.

The following table presents the recorded investment in nonaccrual loans and leases, loans and leases past due over 90 days still on accrual and troubled debt restructurings by class of loans as of  March 31, 2022 and  December 31, 2021. Nonaccrual loans primarily consist of smaller dollar homogenous loans that are collectively evaluated for impairment.

	(in thousands)
March 31, 2022	Nonaccrual	Loans and leases past due over 90 days still accruing	Accruing Troubled Debt Restructurings
Residential 1-4 family real estate	$193	$-	$103
Commercial and multi-family real estate	153	-	12
Agricultural real estate	-	-	-
Commercial	-	1,072	766
Agriculture	-	-	-
Consumer	-	-	-
Total	$346	$1,072	$881

December 31, 2021
Residential 1-4 family real estate	$184	$-	$139
Commercial and multi-family real estate	136	-	14
Agricultural real estate	-	-	-
Commercial	-	-	767
Agriculture	-	-	-
Consumer	-	-	-
Total	$320	$-	$920

There were $1,072,000 in commercial loans over 90 days but still accruing at March 31, 2022.  These loans were originated through the PPP program and are pending a determination of forgiveness from the SBA.

The following table presents the aging of the recorded investment in past due loans and leases as of  March 31, 2022 and  December 31, 2021 by class of loans and leases:

	(in thousands)
March 31, 2022	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans and leases not past due	Total
Residential 1-4 family real estate	$440	$-	$48	$488	$111,552	$112,040
Commercial and multi-family real estate	452	-	1	453	363,392	363,845
Agricultural real estate	-	-	-	-	53,531	53,531
Commercial	198	300	1,072	1,570	70,448	72,018
Agriculture	-	-	-	-	7,416	7,416
Consumer	4	-	-	4	5,350	5,354
Total	$1,094	$300	$1,121	$2,515	$611,689	$614,204

December 31, 2021
Residential 1-4 family real estate	$425	$-	$48	$473	$111,723	$112,196
Commercial and multi-family real estate	153	-	2	155	351,824	351,979
Agricultural real estate	-	-	-	-	52,985	52,985
Commercial	1,170	1,082	-	2,252	76,071	78,323
Agriculture	-	-	-	-	8,511	8,511
Consumer	5	-	-	5	5,560	5,565
Total	$1,753	$1,082	$50	$2,885	$606,674	$609,559

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

The following table provides a summary of the loan portfolio risk grades, as applicable, based on the most recent analysis performed, as of  March 31, 2022 and  December 31, 2021. The Corporation risk rates all commercial and commercial real estate loans with the exception of PPP loans.

	(in thousands)
March 31, 2022	Pass	Special Mention	Substandard	Doubtful	Not rated
Residential 1 - 4 family	$2,404	$-	$-	$-	$109,636
Commercial and multi-family real estate	394,029	9,058	13,487	-	802
Commercial	73,946	240	1,541	-	3,707
Consumer	-	-	-	-	5,354
Total	$470,379	$9,298	$15,028	$-	$119,499

December 31, 2021
Residential 1 - 4 family	$2,479	$-	$-	$-	$109,717
Commercial and multi-family real estate	380,936	10,080	13,823	-	125
Commercial	77,772	228	2,272	-	6,562
Consumer	-	-	-	-	5,565
Total	$461,187	$10,308	$16,095	$-	$121,969

The Corporation considers the performance of the loan and lease portfolio and its impact on the allowance for loan and lease losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans and leases not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans and leases that are not risk rated, based on payment activity as of  March 31, 2022 and  December 31, 2021:

	(in thousands)
March 31, 2022	Residential 1-4 family	Commercial and multi-family real estate	Commercial	Consumer	Total

Performing	$109,588	$802	$2,635	$5,354	$118,379
Nonperforming	48	-	1,072	-	1,120
Total	$109,636	$802	$3,707	$5,354	$119,499

December 31, 2021

Performing	$109,669	$125	$6,562	$5,565	$121,921
Nonperforming	48	-	-	-	48
Total	$109,717	$125	$6,562	$5,565	$121,969

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

There were no modifications for TDR loans and leases for which there was a payment default during the three month period ended March 31, 2022.  As a result of the COVID-19 pandemic, payment deferrals and interest only payment options for consumer, small business, and commercial customers for up to 90 days were offered.  Payment extensions of up to 90 days for mortgage customers were also offered. At  March 31, 2022, 110 loans were modified or extended, approximating $38.3 million.  These modifications and extensions were made under the CARES act and are not considered TDR's.

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

The following is information related to loans and leases acquired in these transactions, including purchased impaired loans:

	The Ohio State Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2021	$7,024	$(190)	$6,834
Change due to payments received	(301)	12	(289)
Balance at March 31, 2022	$6,723	$(178)	$6,545

Purchased Impaired Loans and Leases
Balance at December 31, 2021	$59	$(9)	$50
Change due to payments received	23	2	25
Balance at March 31, 2022	$82	$(7)	$75

	Benchmark Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans and Leases
Balance at December 31, 2021	$22,233	$(328)	$21,905
Change due to payments received	(545)	19	(526)
Balance at March 31, 2022	$21,688	$(309)	$21,379

Purchased Impaired Loans and Leases
Balance at December 31, 2021	$260	$(138)	$122
Change due to payments received	(10)	10	-
Balance at March 31, 2022	$251	$(128)	$122

NOTE 5 – OTHER BORROWINGS

Other borrowings consists of the following at  March 31, 2022 and  December 31, 2021:

	(in thousands)
	March 31,	December 31,
	2022	2021
United Bankers Bank
Federal Funds purchased	$-	$12
Note payable, with interest at 4.00% and $250,000 principal payments payable quarterly with any remaining unpaid principal, due December 1, 2028. All Union Bank stock is held as collateral.	6,750	7,000
Total other borrowings	$6,750	$7,012

Future maturities of other borrowings are as follows: 2022, $750,000; 2023, $1,000,000; 2024, $1,000,000; 2025 $1,000,000; 2026 $1,000,000; 2027 $1,000,000; 2028 $1,000,000.

The Corporation had $157,792,000 of borrowing availability under various line-of-credit agreements with the Federal Home Loan Bank and other financial institutions at March 31, 2022.

NOTE 6 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR, amounting to 4.12% at  March 31, 2022 and 3.37% at December 31, 2021. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through the OSB acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of  March 31, 2022 and  December 31, 2021 was $2,683,000 and $2,676,000, respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR, amounting to 3.11% at March 31, 2022 and 2.97% at December 31, 2021.

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

Interest expense on the debentures amounted to $109,000 and $108,000 for the three month periods ended March 31, 2022 and 2021, respectively, and is included in other borrowings interest expense in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at  March 31, 2022 and  December 31, 2021 include available-for-sale securities, which are valued using Level 1 and Level 2 inputs, as well as mortgage servicing rights, amounting to $2,180,000 at  March 31, 2022 and $1,868,000 at December 31, 2021, which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended  March 31, 2022, due to the lack of observable quotes in inactive markets for those instruments at  March 31, 2022.

The tables below present a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2022 and for the year ended December 31, 2021:

	(in thousands)
	March 31,	December 31,
	2022	2021
Mortgage Servicing Rights
Balance at beginning of period	$1,868	$1,132
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	64	628
Disposals - amortization based on loan payments and payoffs	(44)	(187)
Changes in fair value	292	295
Balance at end of period	$2,180	$1,868

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

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at  March 31, 2022 and  December 31, 2021.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at  March 31, 2022 and  December 31, 2021 were as follows:

	(in thousands)
	March 31, 2022		December 31, 2021
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$65,561	$65,561	$75,202	$75,202	1
Securities, including FHLB stock	301,778	301,778	312,771	312,771	2,3
Loans held for sale	10,480	10,480	9,146	9,146	3
Net loans and leases	603,844	603,671	599,204	600,512	3
Mortgage servicing rights	2,180	2,180	1,868	1,868	3
Hedging assets	949	949	922	922	3
Total Financial Assets	$984,792	$984,619	$999,113	$1,000,421

FINANCIAL LIABILITIES
Deposits
Maturity	$125,436	$123,689	$129,447	$129,196	3
Non-maturity	819,396	819,396	800,966	800,966	1
Other borrowings	6,750	6,750	7,012	7,012	3
Junior subordinated deferrable interest debentures	12,984	10,667	12,976	10,931	3
Hedging liabilities	-	-	46	46	3
Total Financial Liabilities	$964,566	$960,502	$950,447	$948,151

The above summary does not include accrued interest receivable or cash surrender value of life insurance, which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at  March 31, 2022 and  December 31, 2021 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounted to $203,705,000 at March 31, 2022 and $198,681,000 at December 31, 2021. Such amounts are also considered to be the estimated fair values.

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

The Corporation issued 21,958 options during 2021 at an exercise price of $34.60, 63,858 options during 2020 at an exercise price of $19.83, and 33,853 options during 2019 at an average exercise price of $22.97 under the Plan.   Following is a summary of activity for stock options for the three month periods ended  March 31, 2022 and  March 31, 2021:

	March 31,	March 31,
	2022	2021
Outstanding, beginning of period	133,792	157,817
Granted	-	-
Exercised	(19,396)	(2,520)
Forfeited	-	-
Outstanding, end of period	114,396	155,297
Weighted average exercise price at end of quarter	$22.58	$19.80

Options vest over a three-year period on the anniversary of the date of grant. At  March 31, 2022, 53,914 options were vested compared to 65,749 options vested at  March 31, 2021 and outstanding options had a weighted average remaining contractual term of 7.8 years.

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

Total compensation expense related to the stock options granted in 2021, net of forfeitures, is expected to be $246,000 and is being recognized ratably over the 36 month period beginning July 1, 2021. Total compensation expense related to the stock options granted in 2020, net of forfeitures, is expected to be $255,000 and is being recognized ratably over the 36 month period beginning July 1, 2020.  Total compensation expense related to the stock options granted in 2019, net of forfeitures, is expected to be $214,000 and is being recognized ratably over the 36 month period beginning July 1, 2019.  Stock option expense for outstanding awards amounted to $56,000 for the three months ended March 31, 2022 and $45,000 for the three months ended March 31, 2021.

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

The following table presents the Corporation’s non-interest income for the three months ended March 31, 2022 and 2021.  Items outside the scope of ASC 606 are noted as such.

	Three Months ended March 31,
	2022	2021
Service charges on deposit accounts	$294	$241
Gain on sale of loans (1)	577	4,576
Net securities losses (1)	(46)	(5)
Change in fair value of mortgage servicing rights (1)	292	340
Increase in cash surrender value of life insurance (1)	91	118
Other
Credit and debit card interchange fees	429	430
Wealth management	137	99
Net loan servicing fees (1)	142	121
Other non-interest income	1,165	(179)
Total non-interest income	$3,081	$5,741

(1) Not within the scope of ASC 606

NOTE 11 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after  March 31, 2022 but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at  March 31, 2022 have been recognized in the consolidated financial statements for the period ended  March 31, 2022. Events or transactions that provided evidence about conditions that did not exist at  March 31, 2022 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended  March 31, 2022.

On April 19, 2022, the Corporation's Board of Directors approved a cash dividend of $0.21 per common share payable June 15, 2022 to shareholders of record at the close of business on May 31, 2022.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the three months ended March 31,
	2022	2021
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	0.94%	1.66%
Average tangible shareholders’ equity (non-GAAP) (a)	11.96%	19.94%
Net interest margin (a)	3.42%	3.85%
Efficiency ratio (a)	72.95%	62.51%
Average shareholders’ equity to average assets	10.59%	11.25%
Loans to deposits (end of period)	65.01%	71.62%
Allowance for loan losses to loans (end of period)	1.69%	1.62%

Book value per share	$30.30	$34.18

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

Reconciliation of common shareholders' equity to tangible common equity	March 31, 2022	March 31, 2021
Shareholders' equity	$99,365	$112,071
Less goodwill and other intangibles	29,080	29,224
Tangible common equity	$70,285	$82,847
Average shareholders' equity	$113,396	$111,839
Less average goodwill and other intangibles	29,092	29,236
Average tangible common equity	$84,304	$82,603

Tangible Book Value per Common Share
Tangible common equity (a)	$70,285	$82,847
Total common shares issued and outstanding (b)	3,279,238	3,278,789
Tangible book value per common share (a)/(b)	$21.43	$25.27

Return on Average Tangible Equity
Net income, annualized ( c )	$10,080	$16,468
Average tangible common equity (d)	$84,304	$82,603
Return on average tangible common equity (c/d)	11.96%	19.94%

Net Interest Margin, Tax- Equivalent
Net interest income, annualized	$32,808	$34,620
Tax-equivalent adjustment, annualized	924	684
Tax-equivalent net interest income, annualized (e)	$33,732	$35,304
Average earning assets (f)	$986,711	$916,214
Net interest margin, tax equivalent (e)/(f)	3.42%	3.85%

Efficiency Ratio, Tax-Equivalent
Non-interest expense (g)	$33,596	$36,424
Tax-equivalent net interest income, annualized	33,732	35,304
Non-interest income	12,324	22,964
Total revenue (h)	$46,056	$58,268
Efficiency ratio (g)/(h)	72.95%	62.51%

Forward-Looking Statements

When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature, extent, and timing of government actions and reforms; and extended disruption of vital infrastructure and the impact of the COVID-19 pandemic. Significant progress has been made to combat the outbreak of COVID-19, and while it appears that the epidemiological and macroeconomic conditions are trending in a positive direction as of March 31, 2022, if there is a resurgence in the virus, United Bancshares, Inc. (the "Corporation") could experience further adverse effects on its business, financial condition, results of operations and cash flows.

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

Economic Environment

The U.S. economy continued its recovery during the first quarter of 2022 despite pressures from higher inflation and rising energy prices as well as concerns over the Russia-Ukraine war and the continued economic uncertainty caused by the COVID-19 pandemic. Inflation remains elevated, reflecting supply and demand imbalances related to the pandemic and higher energy prices as well as other broader price pressures, and exceeded an annual rate of 8.0% in the first quarter of 2022, well above the FRB's target inflation rate. In addition, the Russia-Ukraine war and related events are likely to create additional upward pressure on inflation and weigh on economic activity. As previously discussed, the COVID-19 pandemic has resulted in disruption to business and economic activity. While the Omicron variant took COVID-19 infection rates to a new high in January 2022, COVID-19 cases declined by the end of the first quarter. However, the duration of the pandemic, including the emergence of new variants, and the ultimate repercussions continue to remain unclear. U.S. Gross Domestic Product ("GDP") is declined slightly in the first quarter of 2022, however the total unemployment rate fell to 3.6 percent at March 2022 as compared with 3.9 percent at December 2021. In March 2022, the FRB increased short-term interest rates by 25 basis points and indicated that ongoing increases in short-term interest rates will occur in 2022 in order to fight inflation.

Although the U.S. economy continued to grow during the first quarter of 2022, the impacts of higher inflation, rising energy prices and the Russia-Ukraine war, in addition to the continuing impact of the COVID-19 pandemic on economic conditions both in the United States and abroad, have created significant uncertainty about the future economic environment which will continue to evolve and impact our business in future periods. Concerns over interest rate levels, energy prices, domestic, and global policy issues, trade policy in the U.S. and geopolitical events, as well as the implications of those events on the markets in general, further add to the global uncertainty. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2022 and beyond.

Our credit administration continues to closely monitor and analyze the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, senior management is cautiously optimistic that the Company is positioned to continue managing the impact of the varied set of risks and uncertainties currently impacting the global economy and remain adequately capitalized.  However, the Company may be required to make additional loan loss provisions as warranted by the extremely fluid global economic condition.

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended March 31, 2022, the Corporation reported net income of $2,520,000, or $0.77 basic earnings per share. This compares to the first quarter of 2021 net income of $4,117,000, or $1.26 basic earnings per share. The decrease in operating results for the first quarter of 2022 as compared to the same period in 2021 was primarily attributable to a decrease in non-interest income of $2,660,000 (46.3%) and a decrease in net interest income of $453,000 (5.2%).  These were offset by a decrease in non-interest expenses of $707,000 (7.8%), a decrease in the provision for income taxes of $509,000 (58.3%), and a decrease in the provision for loan losses of $300,000 (100.0%).

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $8,202,000 for the first quarter of 2022, compared to $8,655,000 for the same period of 2021, a decrease of $453,000.

The decrease of $453,000 in net interest income for the three months ended March 31, 2022 is attributable to a decrease in interest income of $725,000 (7.6%) offset by a $272,000 (32.3%) decrease in interest expense.

The $725,000 decrease in interest income for the three months ended March 31, 2022 was due to $1.3 million decrease in loan interest income offset by a $549,000 increase in securities income.  The decrease in loan interest income was due to a $712,000 reduction in the loan fee income generated through PPP loans as well as a $402,000 decrease in mortgage loan origination fee income due to reduced origination volumes.  Approximately 98% of the loan balances generated through the PPP loan program have been forgiven as of March 31, 2022.  There are $71,000 of fees received from the SBA remaining that have been deferred and are being amortized into interest income over the life of the loans.

The yield on average earning assets was 3.65% for the three months ended March 31, 2022 compared to 4.22% for the same period of 2021.  This is due to the decrease in PPP and mortgage origination fees and a shifting mix of earning assets.  The average interest-bearing cash, securities, and loan balances were $49.6 million, $313.3 million and $623.8 million for the three months ended March 31, 2022, respectively compared to $64.7 million, $199.4 million and $652.0 million for the three months ended March 31, 2021, respectively.  The average loan balance decreased $28.2 million between the periods.  The average balance of PPP loans decreased approximately $86.2 million and was offset by approximately $58.0 million in new commercial and commercial real estate loan growth.

The decline in interest expense of $272,000 from March 31, 2021 to March 31, 2022 is due to a declining cost of funds, primarily in certificates of deposit.  The cost of average interest bearing liabilities was 0.30% for the three months ended March 31, 2022 compared to 0.48% for the same period of 2021.  This decrease more than offset the $63.5 million increase in average interest bearing liabilities to $757.6 million for the period ended March 31, 2022 compared to $694.8 million the period ended March 31, 2021.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the three months ended March 31, 2022 the net interest margin (on a taxable equivalent basis) was 3.42% compared with 3.85% for the same period in 2021. Loans and leases comprised 63.7% of interest-earning assets at March 31, 2022 compared to 68.5% of interest-earning assets at March 31, 2021.  Interest-bearing deposits comprised 97.4% of average interest-bearing liabilities at March 31, 2022, compared to 97.2% for the same period in 2021.

As a result of the recognition of the majority of deferred loan fees from the SBA for PPP loan financing, as well as the impact of the COVID-19 pandemic and related future loan charge-offs and increases in non-accrual loans which may occur, we expect that our net interest income and net interest margin will continue to decrease throughout the remainder of 2022.

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

Due to a general stabilization of uncertainties related to COVID-19 in the regional and broader U.S. economy, as well as the current status of the Bank's loan portfolio, there was no provision for loan losses recognized during the three month period ended March 31, 2022, compared to a $300,000 provision for the three months ended March 31, 2021.  The allowance for loan losses at March 31, 2022 is 1.69% of total loans compared to 1.62% of total loans at March 31, 2021.

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

For the quarter ended March 31, 2022, non-interest income was $3,081,000, compared to $5,741,000 for the first quarter of 2021, a $2,660,000 (46.3%) decrease, which was attributable to decreases in gain on sales of loans of $3,999,000 (87.4%), and an increase in loss on securities of $41,000, offset by an increase in other non-interest income of $1,380,000 (118.0%).

The significant decrease in gain on sale of loans was attributable to a decrease in loan activity by the residential mortgage operations, along with a decrease in the net gain on sale, expressed as a percentage of loan balances sold. During the quarter ended March 31, 2022, there were 192 loans sold totaling $55.3 million, compared to 460 loans sold totaling $117.6 million during the same period of 2021. The net gain on sale was 0.86% for the first quarter of 2022 compared to 3.70% for the same period of 2021.

Other non-interest income was $2,550,000 for the quarter ended March 31, 2022 compared to $1,170,000 for the comparable period in 2021, an increase of $1,380,000.  The increase was primarily related to a $1,247,000 increase in income from the Corporation’s loan hedging program.

A fair value write-down of securities resulted in a loss of $46,000 for the quarter ended March 31, 2022, compared to a loss of $5,000 quarter ended March 31, 2021.

Non-Interest Expenses

For the quarter ended March 31, 2022 non-interest expenses were $8,399,000, compared to $9,106,000 for the first quarter of 2021, a $707,000 (7.8%) decrease.  The significant quarter-over-quarter decreases include salaries and benefits of $472,000 (9.1%), loan fees of $264,000 (57.4%), and miscellaneous expense of $87,000 (90.1%). The decrease in salaries and benefits is primarily related to a reduction in commissions paid based on loan activity by the residential mortgage operations.

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. For the quarter ended March 31, 2022, the Corporation’s efficiency ratio was 72.95%, compared to 62.51% for the same period of 2021.  A lower efficiency ratio generally indicates that a bank is spending less to generate every dollar of income.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2022 was $364,000 (effective rate of 12.6%), compared to $873,000 (effective rate of 17.5%) for the comparable 2021 period.  The decrease in the effective tax rate was largely due to tax-exempt securities comprising 29.6% of pre-tax income for the quarter ended March 31, 2022 compared to 12.4% for the comparable period in 2021.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $1.07 billion at March 31, 2022 compared to $1.08 billion at December 31, 2021, a decrease of $7.2 million (0.67%). The decrease in total assets was primarily the result of decreases of $9.6 million (12.8%) in cash and cash equivalents, and $11.0 million (3.6%) in securities available-for-sale, offset by a $4.6 million (0.1%) increase in net loans. Deposits totaled $944.8 million at March 31, 2022, compared to $930.4 million at December 31, 2021, an increase of $14.4 million (1.6%).

Shareholders’ equity decreased $19.7 million (16.6%) from $119.1 million at December 31, 2021 to $99.4 million at March 31, 2022. This was the result of an increase in unrealized securities losses, net of tax of $21.6 million and dividends paid of $688,000 offset by net income of $2,520,000. The increase in unrealized securities losses from December 31, 2021 to March 31, 2022 was attributable to increasing long term treasury yields.  Net unrealized gains and losses on securities are reported as accumulated other comprehensive (loss) income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $65.6 million at March 31, 2022 and $75.2 million at December 31, 2021, including interest-bearing deposits in other banks of $47.8 million at March 31, 2022 and $63.5 million at December 31, 2021.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs especially considering the availability of other funding sources, as described below. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of March 31, 2022 totaled $318.9 million and $296.6 million, respectively, resulting in net unrealized loss before tax of $22.3 million and a corresponding after-tax decrease in shareholders’ equity of $17.6 million.

Loans and Leases

The Corporation’s primary lending areas are Northwestern, West Central, and Central Ohio. Gross loans and leases totaled $614.2 million at March 31, 2022, compared to $609.6 million at December 31, 2021, an increase of $4.6 million (0.8%). As compared to December 31, 2021, commercial and multi-family real estate loans increased $12.4 million, commercial loans decreased $7.4 million, consumer loans decreased $211,000 and residential 1-4 family real estate loan decreased 156,000.  Loans originated through the PPP program are included in the Commercial segment and had an outstanding balance of $3.4 million as of March 31, 2022 and $6.6 million at December 31, 2021. Excluding the impact of PPP loans forgiven, loans and leases increased $7.8 million at March 31, 2022 as compared to December 31, 2021.

There are also unrecognized financial instruments at March 31, 2022 and December 31, 2021 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $203.7 million at March 31, 2022 and $198.7 million at December 31, 2021.

Loan demand has strengthened in the first three months of 2022, however it is possible that uncertainties in economic conditions in our market areas may lead to reductions in the growth of our commercial and industrial loan, commercial real estate loan, residential real estate loan and consumer loan portfolios.

Allowance for Loan and Lease Losses

The following table presents a summary of activity in the allowance for loan and lease losses for the three month periods ended March 31, 2022 and 2021:

	(in thousands)
	Three months ended March 31,
	2022	2021
Balance, beginning of period	$10,355	$9,994
Provision for loan and lease losses	-	300
Charge offs	-	(2)
Recoveries	5	9
Net recoveries	5	7
Balance, end of period	$10,360	$10,301

The allowance for loan and lease losses as a percentage of gross loans and leases was 1.69% at March 31, 2022, 1.70% at December 31, 2021, and 1.62% at March 31, 2021. Excluding PPP loans and the related allocation of allowance, the allowance for loan losses as a percentage of gross loans and leases was 1.70% at March 31, 2022, 1.72% at December 31, 2021, and 1.90% at March 31, 2021.  Based on current economic indicators, the Corporation increased the economic factors within the allowance for loan losses evaluation.

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

Loans and leases on non-accrual status amounted to $346,000 at March 31, 2022 and $320,000 at December 31, 2021. Non-accrual loans and leases as a percentage of outstanding loans amounted to 0.006% at March 31, 2022 and 0.005% at December 31, 2021.

There were $1,072,000 in commercial loan over 90 days but still accruing at March 31, 2022.  These loans were originated through the PPP program and are pending a determination of forgiveness from the SBA.

The Corporation considers a loan or lease to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan or lease, as the case may be, based on current information and events. The Corporation had $1,911,000 at March 31, 2022 and $1,948,000 at December 31, 2021, all with no reserve.

In addition to impaired loans the Corporation had other potential problem credits, consisting of loans graded substandard or special mention, as well as loans over 90 days past due, loans on non-accrual, and TDR loans, amounting to $23.7 million at March 31, 2022 and $24.7 million at December 31, 2021. The Corporation’s credit administration department continues to closely monitor these credits.

As of March 31, 2022 the Corporation has 110 loans, approximating $38.3 million that were modified or extended in response to the COVID-19 pandemic.  As indicated above, the CARES Act and guidance issued by the Federal Bank Regulatory agencies provides relief from classifying COVID-19 related loan modifications as TDR loans.

The Corporation provides pooled reserves for potential problem loans and leases using loss rates calculated considering historic net loan charge-off experience, as well as other environmental and qualitative factors. The Corporation experienced no loan charge-offs during the first three months of 2022 compared to $2,000 during the first three months of 2021. The Corporation also provides pooled general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the related loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, brokered certificates of deposit, and public funds deposits continue to be the most significant source of funds for the Corporation, totaling $944.8 million, or 97.4% of the Corporation’s outstanding funding sources at March 31, 2022, compared to $930.4 million at December 31, 2021.

Non-interest bearing deposits comprised 21.1% of total deposits at  March 31, 2022 and 21.0% at  December 31, 2021.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of $6,750,000 and $7,012,000 of a term borrowing from the United Bankers’ Bank (UBB) at March 31, 2022 and December 31, 2021, respectively. The Corporation also has outstanding junior subordinated deferrable interest debentures of $12,984,000 and $12,976,000 at March 31, 2022 and December 31, 2021, respectively. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Regulatory Capital

The Corporation and Bank met all regulatory capital requirements as of March 31, 2022, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

Cash Flow from Operations

As part of the Bank's hedging program, loans held for sale are accumulated into larger blocks before being sold.  Depending on the timing of the sales of these blocks, there could be a positive or negative impact to net income and cash flow from operations.  As of March 31, 2022, loans held for sale amounted to $10,480,000 compared to $9,146,000 as of December 31, 2021 resulting in a negative impact to cash flow from operations for the three month period ended March 31, 2022 of $1,334,000.  There was a positive impact on cash flow from operations for the three month period ended March 31, 2021 of $554,000 from a decrease in loans held for sale. Excluding these changes in loans held for sale, cash flow from operations for the three months ended March 31, 2022 and 2021 would have been a negative $379,000 and a positive $2,973,000, respectively.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the three month period ended March 31, 2022. Management continues to closely monitor interest rate sensitivity trends through the Corporation's asset liability management program and in calculating the allowance for loan and lease losses.

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

Based on that evaluation, the Corporation's management, including the Chief Executive Officer, who is also serving as our Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of March 31, 2022.

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

Item 1A: Risk Factors

There have been no material changes in the discussion pertaining to risk factors that was provided in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended March 31, 2022:

Period	Total number of shares purchased (b)	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
01/01/22 - 01/31/22	1,117	$32.86	4,213	382,582

02/01/22 - 02/28/22	-	$-	289	382,293

03/01/22 - 03/31/22	1,668	$34.32	-	382,293

(a) A stock repurchase program (“Plan”) was adopted by the Corporation’s Board of Directors and originally announced on July 29, 2005.  The Plan, which was subsequently amended on December 23, 2005, March 20, 2007, December 17, 2013, and November 18, 2021, authorizes the Corporation to repurchase up to 800,000 of the Corporation’s common shares from time to time in a program of market purchases or in privately negotiated transactions as the securities laws and market conditions permit.

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

UNITED BANCSHARES, INC.

Date: May 6, 2022	By: /s/ Brian D. Young
Brian D. Young
Chief Executive Officer and Interim Chief Financial Officer