Form 10-Q
period 2022-09-30
UNITED BANCSHARES INC/OH
filed 2022-11-08
CIK 1087456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-86453

UNITED BANCSHARES, INC.

(Exact name of Registrant as specified in its charter)

Ohio

(State or other jurisdiction of incorporation or organization)

105 Progressive Drive, Columbus Grove, Ohio

(Address of principal executive offices)

34-1516518

(I.R.S. Employer Identification Number)

45830

(Zip Code)

(419) 659-2141

(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of Each Exchange
Common Stock, No Par Value	UBOH	OTCQX Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2022: 3,239,859.

This document contains 39 pages. The Exhibit Index is on page 38 immediately preceding the filed exhibits.

UNITED BANCSHARES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

United Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

 September 30, 2022 (unaudited) and December 31, 2021

	(in thousands except share data)
	September 30,	December 31,
	2022	2021
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$13,539	$11,654
Interest-bearing deposits in other banks	35,462	63,548
Total cash and cash equivalents	49,001	75,202
SECURITIES, available-for-sale	275,465	307,642
FEDERAL HOME LOAN BANK STOCK, at cost	3,860	5,129
LOANS HELD FOR SALE	8,078	9,146
LOANS	637,426	609,559
Less allowance for loan losses	10,400	10,355
Net loans	627,026	599,204
PREMISES AND EQUIPMENT, net	24,267	21,840
GOODWILL	28,616	28,616
CORE DEPOSIT INTANGIBLE ASSETS, net	394	499
CASH SURRENDER VALUE OF LIFE INSURANCE	19,188	19,383
OTHER ASSETS, including accrued interest receivable	23,394	9,895
TOTAL ASSETS	$1,059,289	$1,076,556
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$216,732	$195,374
Interest-bearing	744,037	735,039
Total deposits	960,769	930,413
Other borrowings	6,250	7,012
Junior subordinated deferrable interest debentures	13,001	12,976
Other liabilities	5,449	7,060
Total liabilities	985,469	957,461
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00, authorized 10,000,000 shares; issued 3,760,557 shares	3,817	3,794
Surplus	16,990	16,305
Retained earnings	109,612	103,903
Accumulated other comprehensive (loss) income	(46,324)	3,993
Treasury stock, at cost, 520,698 shares at September 30, 2022 and 487,972 shares at December 31, 2021	(10,275)	(8,900)
Total shareholders’ equity	73,820	119,095
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,059,289	$1,076,556

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Three and nine months ended September 30, 2022 and 2021 (unaudited)

	(in thousands except share data)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans, including fees	$8,052	$9,338	$22,575	$25,807
Securities:
Taxable	794	492	2,285	1,370
Tax-exempt	967	744	2,735	2,028
Other	313	74	549	181
Total interest income	10,126	10,648	28,144	29,386
INTEREST EXPENSE
Deposits	553	548	1,307	1,795
Other borrowings	244	197	624	599
Total interest expense	797	745	1,931	2,394
Net interest income	9,329	9,903	26,213	26,992
PROVISION FOR LOAN LOSSES	-	-	-	300
Net interest income after provision for loan losses	9,329	9,903	26,213	26,692
NON-INTEREST INCOME
Gain on sale of loans	852	3,799	1,535	11,257
Net securities losses	(38)	(4)	(116)	(7)
Other non-interest income	2,009	917	6,710	2,980
Total non-interest income	2,823	4,712	8,129	14,230
NON-INTEREST EXPENSES	8,865	9,680	25,827	27,859
INCOME BEFORE INCOME TAXES	3,287	4,935	8,515	13,063
PROVISION FOR INCOME TAXES	201	843	739	2,200
NET INCOME	$3,086	$4,092	$7,776	$10,863
NET INCOME PER SHARE
Basic	$0.94	$1.25	$2.37	$3.31
Diluted	$0.94	$1.23	$2.37	$3.28
Weighted average common shares outstanding (basic)	3,269,647	3,277,070	3,275,673	3,277,919
Weighted average common shares outstanding (diluted)	3,277,915	3,313,387	3,283,941	3,314,236

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

Three and nine months ended September 30, 2022 and 2021 (unaudited)

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

NET INCOME	$3,086	$4,092	$7,776	$10,863

OTHER COMPREHENSIVE LOSS
Unrealized losses on securities:
Unrealized holding losses during period	(18,980)	(3,409)	(63,809)	(5,391)
Reclassification adjustments for losses included in net income	38	4	116	7
Other comprehensive loss, before income taxes	(18,942)	(3,405)	(63,693)	(5,394)
Income tax benefit related to items of other comprehensive loss	(3,978)	(715)	(13,376)	(1,131)
Other comprehensive loss	(14,964)	(2,690)	(50,317)	(4,253)
COMPREHENSIVE (LOSS) INCOME	$(11,878)	$1,402	$(42,541)	$6,610

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands except share data)

Nine months ended September 30, 2022 and 2021 (unaudited)

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
BALANCE AT DECEMBER 31, 2021	$3,794	$16,305	$103,903	$3,993	$(8,900)	$119,095
Comprehensive income (loss):
Net income	-	-	7,776	-	-	7,776
Other comprehensive loss	-	-	-	(50,317)	-	(50,317)
8,823 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	68	-	-	166	234
Repurchase of Shares (43,600 shares)	-	-	-	-	(871)	(871)
Stock option expense	-	167	-	-	-	167
Stock option exercise, net of 3,379 shares purchased and retired	23	450			(670)	(197)
Cash dividends declared, $0.63 per share	-	-	(2,067)	-	-	(2,067)
BALANCE AT SEPTEMBER 30, 2022	$3,817	$16,990	$109,612	$(46,324)	$(10,275)	$73,820

BALANCE AT DECEMBER 31, 2020	$3,761	$15,438	$92,716	$7,355	$(7,671)	$111,599
Comprehensive income (loss):
Net income	-	-	10,863	-	-	10,863
Other comprehensive loss	-	-	-	(4,253)	-	(4,253)
11,943 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	46	-	-	188	234
Repurchase of Shares (11,651 shares)	-	-	-	-	(368)	(368)
Stock option expense	-	127	-	-	-	127
Stock option exercise, net of 6,347 shares repurchased and retired	8	(40)	-	-	(287)	(319)
Cash dividends declared, $0.51 per share	-	-	(1,739)	-	-	(1,739)
BALANCE AT SEPTEMBER 30, 2021	$3,769	$15,571	$101,840	$3,102	$(8,138)	$116,144

Three months ended September 30, 2022 and 2021 (unaudited)

	Common stock	Surplus	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
BALANCE AT JUNE 30, 2022	$3,813	$16,839	$107,216	$(31,360)	$(9,386)	$87,122
Comprehensive income (loss):
Net income	-	-	3,086	-	-	3,086
Other comprehensive loss	-	-	-	(14,964)	-	(14,964)
3,946 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	23	-	-	77	100
Repurchase of Shares (43,600 shares)	-	-	-	-	(871)	(871)
Stock option expense	-	56	-	-	-	56
Stock option exercise, net of 594 shares purchased and retired	4	72	-	-	(95)	(19)
Cash dividends declared, $0.21 per share	-	-	(690)	-	-	(690)
BALANCE AT SEPTEMBER 30, 2022	$3,817	$16,990	$109,612	$(46,324)	$(10,275)	$73,820

BALANCE AT JUNE 30, 2021	$3,761	$15,317	$98,405	$5,792	$(7,559)	$115,716
Comprehensive income (loss):
Net income	-	-	4,092	-	-	4,092
Other comprehensive loss	-	-	-	(2,690)	-	(2,690)
4,851 shares issued from treasury in connection with the Corporation's Employee Stock Purchase Plan	-	38	-	-	76	114
Repurchase of Shares (11,651 shares)	-	-	-	-	(368)	(368)
Stock option expense	-	58	-	-	-	58
Stock option exercise, net of 3,749 shares repurchased and retired	8	158	-	-	(287)	(121)
Cash dividends declared, $0.20 per share	-	-	(657)	-	-	(657)
BALANCE AT SEPTEMBER 30, 2021	$3,769	$15,571	$101,840	$3,102	$(8,138)	$116,144

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

Nine months ended September 30, 2022 and 2021 (unaudited)

	(in thousands)
	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES	$9,207	$14,728

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls and maturities of available-for-sale securities	18,375	25,789
Purchases of available-for-sale securities	(50,695)	(107,385)
Proceeds from FHLB stock redemption	1,269	469
Net (increase) decrease in loans	(27,976)	44,378
Purchases of premises and equipment	(3,071)	(304)
Net cash used in investing activities	(62,098)	(37,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	30,353	89,412
Repayments of other borrowings	(762)	(750)
Proceeds from sale of treasury shares	234	233
Purchase of Treasury Shares	(1,068)	(686)
Cash dividends paid	(2,067)	(1,739)
Net cash provided by financing activities	26,690	86,470
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,201)	64,145
CASH AND CASH EQUIVALENTS
At beginning of period	75,202	57,034
At end of period	$49,001	$121,179
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
Interest	$1,932	$2,473
Federal income taxes	$-	$1,370
Non-cash investing activities:
Change in net unrealized gain or loss on available-for-sale securities	$(63,693)	$(5,392)

The accompanying notes are an integral part of the consolidated financial statements.

United Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of United Bancshares, Inc. and subsidiaries (the “Corporation”) have been prepared without audit and in the opinion of management reflect all adjustments (which include normal recurring adjustments) necessary to present fairly such information for the periods and dates indicated. Since the unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q, they do not contain all information and footnotes typically included in consolidated financial statements prepared in conformity with generally accepted accounting principles. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet as of December 31, 2021 is derived from completed audited consolidated financial statements with footnotes, which are included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Management is in the process of implementing software and testing methodologies available  for calculating the allowance for credit losses under the requirements of ASU 2016-13 and has run a preliminary model to the Bank’s existing methodology for the September 30, 2022 ACL calculation.  Management has not yet determined the exact impact the adoption of ASU 2016-13 will have on the consolidated financial statements.  For public companies, this update was to be effective for interim and annual periods beginning after December 15, 2019. On July 17, 2019, the FASB voted to issue a proposal for public comment that would potentially result in a postponement of the required implementation date for ASU 2016-13.  On October 16, 2019, the FASB extended the implementation deadline until the fiscal year and interim periods beginning after December 15, 2022.

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

NOTE 3 - SECURITIES

The amortized cost, unrealized gains and losses, and fair value of available-for-sale securities as of  September 30, 2022 and  December 31, 2021 are as follows:

	(in thousands)
September 30, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$161,546	$14	$33,462	$128,098
Mortgage-backed	167,743	-	24,840	142,903
Agency	2,500	-	350	2,150
Other	2,314	-	-	2,314

Total	$334,103	$14	$58,652	$275,465

	(in thousands)
December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale:
Obligations of states and political subdivisions	$145,775	$5,494	$485	$150,784
Mortgage-backed	152,507	1,248	1,185	152,570
Agency	2,500	-	17	2,483
Other	1,805	-	-	1,805

Total	$302,587	$6,742	$1,687	$307,642

NOTE 4 – LOANS

The following tables present the activity in the allowance for loan losses by portfolio segment for the nine month periods ended September 30, 2022 and 2021:

	(in thousands)
	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Balance at December 31, 2021	$1,719	$7,121	$1,414	$101	$10,355
Provision charged to expenses	99	170	(258)	(11)	-
Losses charged off	-	-	-	-	-
Recoveries	39	3	-	3	45
Balance at September 30, 2022	$1,857	$7,294	$1,156	$93	$10,400

Balance at December 31, 2020	$1,683	$6,664	$1,515	$132	$9,994
Provision charged to expenses	68	369	(131)	(6)	300
Losses charged off	-	-	-	(5)	(5)
Recoveries	3	17	1	1	22
Balance at September 30, 2021	$1,754	$7,050	$1,385	$122	$10,311

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of  September 30, 2022 and  December 31, 2021:

	(in thousands)
September 30, 2022	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,857	7,294	1,156	93	10,400
Total allowance for loan losses	$1,857	$7,294	$1,156	$93	$10,400

Loans:
Individually evaluated for impairment	$-	$552	$1,090	$-	$1,642
Acquired with deteriorated credit quality	74	62	-	-	136
Collectively evaluated for impairment	123,413	437,494	69,277	5,464	635,648
Total ending loans balance	$123,487	$438,108	$70,367	$5,464	$637,426

December 31, 2021	Residential 1 – 4 family real estate	Commercial and multi-family real estate	Commercial	Consumer	Total
Allowance for loan losses:
Attributable to loans individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,719	7,121	1,414	101	10,355
Total allowance for loan losses	$1,719	$7,121	$1,414	$101	$10,355

Loans:
Individually evaluated for impairment	$-	$676	$1,272	$-	$1,948
Acquired with deteriorated credit quality	76	96	-	-	172
Collectively evaluated for impairment	112,120	404,192	85,562	5,565	607,439
Total ending loans balance	$112,196	$404,964	$86,834	$5,565	$609,559

The average recorded investment in impaired loans (excluding loans acquired with deteriorated credit quality) for the nine month period ended September 30, 2022 was $1,655,000 compared to $2,761,000 for the nine month period ended September 30, 2021. There was no allowance for loan losses specifically reserved as of  September 30, 2022 or December 31, 2021.  Additionally, there was approximately $72,000 in interest income recognized by the Corporation on impaired loans on an accrual or cash basis for the nine month period ended September 30, 2022 and $149,000 for the nine month period ended September 30, 2021.

The following table presents the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and troubled debt restructurings by class of loans as of  September 30, 2022 and  December 31, 2021. Nonaccrual loans primarily consist of smaller dollar homogenous loans that are collectively evaluated for impairment.

	(in thousands)
September 30, 2022	Nonaccrual	Loans past due over 90 days still accruing	Accruing Troubled Debt Restructurings
Residential 1-4 family real estate	$190	$-	$125
Commercial and multi family real estate	357	-	9
Agricultural real estate	-	-	-
Commercial	467	524	622
Agriculture	-	-	-
Consumer	-	-	-
Total	$1,014	$524	$756

December 31, 2021
Residential 1-4 family real estate	$184	$-	$139
Commercial and multi family real estate	136	-	14
Agricultural real estate	-	-	-
Commercial	-	-	767
Agriculture	-	-	-
Consumer	-	-	-
Total	$320	$-	$920

There were $524,000 in commercial loans over 90 days but still accruing at September 30, 2022.  These loans were originated through the Paycheck Protection Program (PPP) and are pending a determination of forgiveness from the SBA.

The following table presents the aging of the recorded investment in past due loans as of  September 30, 2022 and  December 31, 2021 by class of loans:

	(in thousands)
September 30, 2022	30 – 59 days past due	60 – 89 days past due	Greater than 90 days past due	Total past due	Loans not past due	Total
Residential 1-4 family real estate	$556	$-	$74	$630	$122,857	$123,487
Commercial and multi family real estate	206	-	234	440	383,035	383,475
Agricultural real estate	-	-	-	-	54,633	54,633
Commercial	435	69	992	1,496	60,104	61,600
Agriculture	-	-	-	-	8,767	8,767
Consumer	4	-	-	4	5,460	5,464
Total	$1,201	$69	$1,300	$2,570	$634,856	$637,426

December 31, 2021
Residential 1-4 family real estate	$425	$-	$48	$473	$111,723	$112,196
Commercial and multi family real estate	153	-	2	155	351,824	351,979
Agricultural real estate	-	-	-	-	52,985	52,985
Commercial	1,170	1,082	-	2,252	76,071	78,323
Agriculture	-	-	-	-	8,511	8,511
Consumer	5	-	-	5	5,560	5,565
Total	$1,753	$1,082	$50	$2,885	$606,674	$609,559

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Corporation analyzes loans individually by classifying the loans as to the credit risk.  This analysis generally includes non-homogenous loans, such as commercial and commercial real estate loans. The Corporation uses the following definitions for risk ratings:

●	Pass: Loans not meeting the previous criteria that are analyzed individually as part of the above described process are considered to be pass rated loans.

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

●

Substandard: These loans are inadequately protected by the current sound net worth and paying ability of the borrower. Loans of this type will generally display negative financial trends such as poor or negative net worth, earnings, or cash flow. These loans may also have historic and/or severe delinquency problems, and Corporation management may depend on secondary repayment sources to liquidate these loans. The Corporation could sustain some degree of loss in these loans if the weaknesses remain uncorrected.

●

Doubtful: Loans in this category display a high degree of loss, although the amount of actual loss at the time of classification is undeterminable. This should be a temporary category until such time that actual loss can be identified, or improvements made to reduce the seriousness of the classification.

The following table provides a summary of the loan portfolio risk grades, as applicable, based on the most recent analysis performed, as of  September 30, 2022 and  December 31, 2021. The Corporation risk rates all commercial and commercial real estate loans with the exception of PPP loans.

	(in thousands)
September 30, 2022	Pass	Special Mention	Substandard	Doubtful	Not rated
Residential 1 - 4 family	$2,328	$-	$-	$-	$121,159
Commercial and multi- family real estate	429,118	566	8,424	-	-
Commercial	66,905	766	1,370	-	1,326
Consumer	-	-	-	-	5,464
Total	$498,351	$1,332	$9,794	$-	$127,949

December 31, 2021
Residential 1 - 4 family	$2,479	$-	$-	$-	$109,717
Commercial and multi- family real estate	380,936	10,080	13,823	-	125
Commercial	77,772	228	2,272	-	6,562
Consumer	-	-	-	-	5,565
Total	$461,187	$10,308	$16,095	$-	$121,969

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For all loan classes that are not rated, the Corporation also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Generally, all loans not rated that are 90 days past due or are classified as nonaccrual and collectively evaluated for impairment, are considered nonperforming. The following table presents the recorded investment in all loans that are not risk rated, based on payment activity as of  September 30, 2022 and  December 31, 2021:

	(in thousands)
September 30, 2022	Residential 1-4 family	Commercial and multi-family real estate	Commercial	Consumer	Total

Performing	$121,085	$-	$802	$5,464	$127,351
Nonperforming	74	-	524	-	598
Total	$121,159	$-	$1,326	$5,464	$127,949

December 31, 2021

Performing	$109,669	$125	$6,562	$5,565	$121,921
Nonperforming	48	-	-	-	48
Total	$109,717	$125	$6,562	$5,565	$121,969

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

There were no modifications for TDR loans for which there was a payment default during the nine month period ended September 30, 2022.

The Corporation acquired The Ohio State Bank (“OSB”) in November 2014 and Benchmark Bank in September 2017. As a result of these acquisitions, the Corporation has loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable at acquisition, that all contractually required payments would not be collected.

The following is information related to loans acquired in these transactions, including purchased impaired loans:

	The Ohio State Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans
Balance at December 31, 2021	$7,024	$(190)	$6,834
Change due to payments received	(1,294)	64	(1,230)
Balance at September 30, 2022	$5,730	$(126)	$5,604

Purchased Impaired Loans
Balance at December 31, 2021	$59	$(9)	$50
Change due to payments received	20	4	24
Balance at September 30, 2022	$79	$(5)	$74

	Benchmark Bank
	(in thousands)
	Contractual
	Principal	Accretable	Carrying
	Receivable	Difference	Amount
Purchased Performing Loans
Balance at December 31, 2021	$22,233	$(328)	$21,905
Change due to payments received	(3,666)	79	(3,587)
Balance at September 30, 2022	$18,567	$(249)	$18,318

Purchased Impaired Loans
Balance at December 31, 2021	$260	$(138)	$122
Change due to payments received	(70)	10	(60)
Balance at September 30, 2022	$190	$(128)	$62

NOTE 5 – OTHER BORROWINGS

Other borrowings consists of the following at  September 30, 2022 and  December 31, 2021:

	(in thousands)
	September 30,	December 31,
	2022	2021
United Bankers Bank
Federal Funds purchased	$-	$12
Note payable, with interest at 4.00% and $250,000 principal payments payable quarterly with any remaining unpaid principal, due December 1, 2028. All Union Bank stock is held as collateral.	6,250	7,000
Total other borrowings	$6,250	$7,012

Future maturities of other borrowings are as follows: 2022, $250,000; 2023, $1,000,000; 2024, $1,000,000; 2025 $1,000,000; 2026 $1,000,000; 2027 $1,000,000; 2028 $1,000,000.

The Corporation had $177,292,000, and $151,326,000, of borrowing availability under various line-of-credit agreements with the Federal Home Loan Bank and other financial institutions at September 30, 2022 and December 31, 2021, respectively.

NOTE 6 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Corporation has formed and invested $300,000 in a business trust, United (OH) Statutory Trust (“United Trust”) which is not consolidated by the Corporation. United Trust issued $10,000,000 of trust preferred securities, which are guaranteed by the Corporation, and are subject to mandatory redemption upon payment of the debentures. United Trust used the proceeds from the issuance of the trust preferred securities, as well as the Corporation’s capital investment, to purchase $10,300,000 of junior subordinated deferrable interest debentures issued by the Corporation. The debentures have a stated maturity date of March 26, 2033. As of March 26, 2008, and quarterly thereafter, the debentures may be shortened at the Corporation’s option. Interest is payable quarterly at a floating rate adjustable quarterly and equal to 315 basis points over the 3-month LIBOR, amounting to 6.79% at  September 30, 2022 and 3.37% at December 31, 2021. The Corporation has the right, subject to events in default, to defer payments of interest on the debentures by extending the interest payment period for a period not exceeding 20 consecutive quarterly periods.

The Corporation assumed $3,093,000 of trust preferred securities through the OSB acquisition with $3,000,000 of the liability guaranteed by the Corporation and the remaining $93,000 secured by an investment in the trust preferred securities. The trust preferred securities carrying value as of  September 30, 2022 and  December 31, 2021 was $2,701,000 and $2,676,000, respectively. The difference between the principal owed and the carrying value is due to the below-market interest rate on the debentures. The debentures have a stated maturity date of April 23, 2034. Interest is at a floating rate adjustable quarterly and equal to 285 basis points over the 3-month LIBOR, amounting to 5.63% at September 30, 2022 and 2.97% at December 31, 2021.

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

The Corporation is aware of the cessation of Libor and the potential impact to the rate on these debentures.  The rate shall be replaced by a comparable equivalent or replacement benchmark rate or index giving due consideration to any evolving or then existing convention for similar U.S. dollar denominated credit facilities, which may include any selection, endorsement or recommendation by a Governmental authority (“Replacement Rate”), and the applicable interest rate will be replaced with a floating rate equal to such Replacement Rate, plus a spread or margin (“Replacement Spread”) in the amount that, when added to the Replacement Rate in effect as of the date of the LIBOR Discontinuance Event (the “LIBOR Termination Date”), would result in the new floating rate being substantially equivalent to the original applicable interest rate in effect immediately prior to the LIBOR Termination Date.

Interest expense on the debentures amounted to $422,000 and $323,000 for the nine month periods ended September 30, 2022 and 2021, respectively, and is included in other borrowings interest expense in the accompanying consolidated statements of income.

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

Financial assets (there were no financial liabilities) measured at fair value on a recurring basis at  September 30, 2022 and  December 31, 2021 include available-for-sale securities, which are valued using Level 1 and Level 2 inputs, as well as mortgage servicing rights, amounting to $2,269,000 at  September 30, 2022 and $1,868,000 at December 31, 2021, which are valued using Level 3 inputs.

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy during the period ended  September 30, 2022, due to the lack of observable quotes in inactive markets for those instruments at  September 30, 2022.

The tables below present a reconciliation and income statement classification of gains and losses for mortgage servicing rights, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month period ended September 30, 2022 and for the year ended December 31, 2021:

	(in thousands)
	September 30,	December 31,
	2022	2021
Mortgage Servicing Rights
Balance at beginning of period	$1,868	$1,132
Gains or losses, including realized and unrealized:
Purchases, issuances, and settlements	228	628
Disposals - amortization based on loan payments and payoffs	(155)	(187)
Changes in fair value	328	295
Balance at end of period	$2,269	$1,868

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

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Financial assets and financial liabilities, excluding impaired loans and other real estate owned, measured at fair value on a nonrecurring basis were not significant at  September 30, 2022 and  December 31, 2021.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of recognized financial instruments at  September 30, 2022 and  December 31, 2021 were as follows:

	(in thousands)
	September 30, 2022		December 31, 2021
	Carrying amount	Estimated value	Carrying amount	Estimated value	Input Level

FINANCIAL ASSETS
Cash and cash equivalents	$49,001	$49,001	$75,202	$75,202	1
Securities, including FHLB stock	279,325	279,325	312,771	312,771	2,3
Loans held for sale	8,078	8,078	9,146	9,146	3
Net loans	627,026	618,044	599,204	600,512	3
Mortgage servicing rights	2,269	2,269	1,868	1,868	3
Hedging assets	480	480	922	922	3
Total Financial Assets	$966,179	$957,197	$999,113	$1,000,421

FINANCIAL LIABILITIES
Deposits
Maturity	$105,000	$101,636	$129,447	$129,196	3
Non-maturity	855,769	855,769	800,966	800,966	1
Other borrowings	6,250	6,250	7,012	7,012	3
Junior subordinated deferrable interest debentures	13,001	9,236	12,976	10,931	3
Hedging liabilities	-	-	46	46	3
Total Financial Liabilities	$980,020	$972,891	$950,447	$948,151

The above summary does not include accrued interest receivable or cash surrender value of life insurance, which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amounts.

There are also unrecognized financial instruments at  September 30, 2022 and  December 31, 2021 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments amounted to $206,965,000 at September 30, 2022 and $198,681,000 at December 31, 2021. Such amounts are also considered to be the estimated fair values.

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

The Corporation issued 35,966 options during 2022 at an exercise price of $23.10,  21,958 options during 2021 at an exercise price of $34.60, and 63,858 options during 2020 at an exercise price of $19.83 under the Plan.   Following is a summary of activity for stock options for the nine month periods ended  September 30, 2022 and  September 30, 2021:

	September 30,	September 30,
	2022	2021
Outstanding, beginning of period	133,792	157,817
Granted	35,966	-
Exercised	(23,356)	(17,590)
Forfeited	(3,224)	(12,659)
Outstanding, end of period	143,178	127,568
Weighted average exercise price at end of quarter	$22.71	$19.93

Options vest over a three-year period on the anniversary of the date of grant. At  September 30, 2022, 79,462 options were vested compared to 78,176 options vested at  September 30, 2021 and outstanding options had a weighted average remaining contractual term of 8.0 years.

The fair value of options granted is estimated at the date of grant using the Black Scholes option pricing model. Following are assumptions used in calculating the fair value of the options granted that are still vesting:

	2022	2021	2020
Weighted-average fair value of options granted	$6.95	$11.19	$4.83
Average dividend yield	3.64%	2.23%	2.93%
Expected volatility	40.00%	40.00%	40.00%
Risk-free interest rate	2.90%	1.00%	0.49%
Expected term (years)	7	7	7

Total compensation expense related to the stock options granted in 2022, net of forfeitures, is expected to be $250,000 and is being recognized ratably over the 36 month period beginning August 1, 2022.  Total compensation expense related to the stock options granted in 2021, net of forfeitures, is expected to be $225,000 and is being recognized ratably over the 36 month period beginning July 1, 2021. Total compensation expense related to the stock options granted in 2020, net of forfeitures, is expected to be $248,000 and is being recognized ratably over the 36 month period beginning July 1, 2020.    Stock option expense for outstanding awards amounted to $56,000 and $167,000 for the quarter and nine months ended September 30, 2022 and $58,000 and $127,000 for the quarter and nine months ended September 30, 2021.

NOTE 10 – NON-INTEREST INCOME

The Corporation’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The material groups of non-interest income are defined as follows:

Service charges on deposit accounts:

Service charges on deposit accounts primarily consist of account analysis fees, monthly maintenance fees, overdraft fees, and other deposit account related fees.  Overdraft fees and certain service charges are fixed, and the performance obligation is typically satisfied at the time of the related transaction.  The consideration for analysis fees and monthly maintenance fees are variable as the fee can be reduced if the customer meets certain qualifying metrics.  The Corporation’s performance obligations are satisfied at the time of the transaction or over the course of a month.

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

The following table presents the Corporation’s non-interest income for the nine months ended September 30, 2022 and 2021.  Items outside the scope of ASC 606 are noted as such.

	Nine months ended September 30,
	2022	2021
Service charges on deposit accounts	$942	$790
Gain on sale of loans (1)	1,535	11,257
Net securities gains (losses) (1)	(116)	(7)
Change in fair value of mortgage servicing rights (1)	328	264
Increase in cash surrender value of life insurance (1)	1,067	309
Other
Interchange fees	1,337	1,365
Wealth management	357	304
Net servicing fees (1)	401	367
Other non-interest income	2,278	(419)
Total non-interest income	$8,129	$14,230

(1) Not within the scope of ASC 606

NOTE 11 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after  September 30, 2022, but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at  September 30, 2022 have been recognized in the consolidated financial statements for the period ended  September 30, 2022. Events or transactions that provided evidence about conditions that did not exist at  September 30, 2022 but arose before the financial statements were issued have not been recognized in the consolidated financial statements for the period ended  September 30, 2022.

On October 18, 2022, the Corporation's Board of Directors approved a cash dividend of $0.21 per common share payable on December 15, 2022 to shareholders of record at the close of business on November 30, 2022.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows:

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
	2022	2021	2022	2021
SIGNIFICANT RATIOS (Unaudited)
Net income to:
Average assets (a)	1.15%	1.54%	0.96%	1.39%
Average tangible shareholders’ equity (non-GAAP) (a)	20.33%	18.59%	14.90%	17.03%
Net interest margin (a)	3.91%	4.12%	3.65%	3.84%
Efficiency ratio (a)	71.42%	65.33%	73.62%	66.68%
Average shareholders’ equity to average assets	8.34%	11.05%	9.18%	11.02%
Loans to deposits (end of period)	66.35%	63.58%	66.35%	63.58%
Allowance for loan losses to loans (end of period)	1.63%	1.75%	1.63%	1.75%

Book value per share	$22.79	$35.46	$22.79	$35.46
Tangible book value per share (a)	$13.83	$26.56	$13.83	$26.56

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

Reconciliation of common shareholders' equity to tangible common equity	September 30, 2022	September 30, 2021
Shareholders' equity	$73,820	$116,144
Less goodwill and other intangibles	28,616	29,151
Tangible common equity	$45,204	$86,993
Average shareholders' equity	$98,637	$114,244
Less average goodwill and other intangibles	29,057	29,199
Average tangible common equity	$69,580	$85,045

Tangible Book Value per Common Share
Tangible common equity (a)	$45,204	$86,993
Total common shares issued and outstanding (b)	3,269,647	3,275,430
Tangible book value per common share (a)/(b)	$13.83	$26.56

Return on Average Tangible Equity
Year-to-date net income, annualized ( c )	$10,368	$14,484
Average tangible common equity (d)	$69,580	$85,045
Return on average tangible common equity (c/d)	14.90%	17.03%

Net Interest Margin, Tax- Equivalent
Year-to-date net interest income, annualized	$34,951	$35,989
Tax-equivalent adjustment	984	745
Tax-equivalent net interest income, annualized (e)	$35,935	$36,735
Average earning assets (f)	$983,763	$957,815
Net interest margin, tax equivalent (e)/(f)	3.65%	3.84%

Efficiency Ratio, Tax-Equivalent
Year-to-date non-interest expense, annualized (g)	$34,436	$37,145
Year-to-date tax-equivalent net interest income, annualized	35,935	36,735
Year-to-date non-interest income, annualized	10,839	18,973
Year-to-date total revenue, annualized (h)	$46,773	$55,708
Efficiency ratio (g)/(h)	73.62%	66.68%

Forward-Looking Statements

When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained or implied by such statements for a variety of factors, including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the nature, extent, and timing of government actions and reforms; and extended disruption of vital infrastructure and the impact of the COVID-19 pandemic. Significant progress has been made to combat the outbreak of COVID-19, and while it appears that the epidemiological and macroeconomic conditions are trending in a positive direction as of September 30, 2022, if there is a resurgence in the virus, United Bancshares, Inc. (the "Corporation") could experience further adverse effects on its business, financial condition, results of operations and cash flows.

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

Loan products offered include commercial and residential real estate loans, agricultural loans, commercial and industrial loans, home equity loans, various types of consumer loans, and small business administration and USDA backed loans. Union Bank’s residential loan activities consist primarily of loans for purchasing or refinancing personal residences.  The majority of these loans are sold to the secondary market.

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

The Corporation is registered as a Securities Exchange Act of 1934 reporting company, however the Corporation filed a Form 25 with the SEC to remove its common stock from listing on the NASDAQ Capital Market and to deregister its stock under Section 12(b) of the Exchange Act on August 17, 2022. The last trading day of its shares of common stock on the NASDAQ Capital Market was August 26, 2022.  As of August 29, 2022, the corporation's shares commenced trading on the OTCQX Market under the symbol "UBOH".  The Corporation filed a Form 15 with the SEC on September 1, 2022, to terminate the registration of its common stock under section 12(g) of the Exchange Act.  Once the termination is effective, which is expected to occur within 90 days of filing, the Company’s obligation to file proxy materials and comply with Section 16 Exchange Act beneficial ownership reporting rules will end.

The obligation of the Corporation to file periodic reports with the SEC, including reports on Forms 10-K, 10-Q and 8-K, pursuant to Section 15(d) of the Exchange Act, will continue for the balance of its fiscal year ending December 31, 2022. The Corporation intends to file a Form 15 with the SEC after the filing of its Annual Report on SEC form 10-K for its fiscal year ended December 31, 2022, filed in early 2023, and upon such filing the Company’s obligation to file reports under Section 15(d) of the Exchange Act, including SEC Form 10-K, 10-Q, and 8-K, will be suspended immediately.

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of the financial results.

Economic Environment

Growth in the U.S. economy has slowed in 2022, compared to the higher rates of growth experienced in 2021, as pressures from higher inflation and rising energy prices as well as concerns over the Russia-Ukraine war and the continued economic uncertainty caused by the COVID-19 pandemic resulted in U.S. Gross Domestic Product ("GDP") that shrank slightly in the first half of 2022, before rebounding somewhat in the third quarter.   Despite the FRB's efforts to control inflation by raising short-term interest rates, it remains elevated, reflecting supply and demand imbalances related to the pandemic and higher energy prices as well as other broader price pressures, and exceeded an annual rate of 8.2% in the first nine months of 2022, well above the FRB's target inflation rate. In addition, the Russia-Ukraine war and related events are likely to create additional upward pressure on inflation and weigh on economic activity.  Other geo-political pressures and mid-term elections continue to play a part in the uncertain economic conditions through the end of the year.  Despite the fact that GDP declined slightly in the first and second quarters, before recovering slightly in the third quarter of 2022, the total unemployment rate has remained low, and is 3.5 percent at September 2022 compared with 3.9 percent at December 2021.  The FRB has increased short-term interest rates by 300 basis points year-to-date in 2022 and indicated that ongoing increases in short-term interest rates will continue in the last quarter of 2022 and early in 2023 to control the rate of inflation.

As a result of these uncertainties, our credit administration continues to closely monitor and analyze the higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on the Corporation's capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, we are cautiously optimistic that the Corporation is positioned to continue managing the impact of the varied set of risks and uncertainties currently impacting our customer base and local economies.  While we remain adequately capitalized, with strong levels of loan loss provisions, the Corporation may be required to make additional loan loss provisions as warranted by the extremely fluid global economic condition.

RESULTS OF OPERATIONS

Overview of the Income Statement

For the quarter ended September 30, 2022, the Corporation reported net income of $3,086,000, or $0.94 basic earnings per share, a decrease of $1,006,000 (24.6%) compared to the third quarter of 2021 net income of $4,092,000, or $1.25 basic earnings per share. The decrease in operating results for the third quarter of 2022 as compared to the same period in 2021 was primarily attributable to a decrease in non-interest income of $1,889,000 (40.1%) and a decrease in net interest income of $574,000 (5.8%), offset by a decrease in non-interest expenses of $815,000 (8.4%), and a decrease in the provision for income taxes of $642,000 (76.2%).  The third quarter results include a $793,000, or $0.24 basic earnings per share, increase in non-interest income due to a BOLI death benefit payment.

Net income for the nine months ended September 30, 2022 totaled $7,776,000, or $2.37 basic earnings per share, compared to $10,863,000, or $3.31 basic earnings per share for the same period in 2021, a decrease of $3,087,000 (28.4%). The decrease in operating results for the nine month period ended September 30, 2022 as compared to the nine month period ended September 30, 2021 was primarily attributable to a decrease in net interest income of $779,000 (2.9%) and a decrease in non-interest income of $6,101,000 (42.9%), offset by a decrease in non-interest expenses of $2,032,000 (7.3%), a decrease in the provision for loan losses of $300,000, and a decrease in the provision for income taxes of $1,461,000 (66.4%).

Net Interest Income

Net interest income is the amount by which income from interest-earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets consist principally of loans and investment securities while interest-bearing liabilities include interest-bearing deposit accounts and borrowed funds. Net interest income remains the primary source of revenue for the Corporation. Changes in market interest rates, as well as changes in the mix and volume of interest-bearing assets and interest-bearing liabilities impact net interest income. Net interest income was $9,329,000 for the third quarter of 2022, compared to $9,903,000 for the same period of 2021, a decrease of $574,000 (5.8%).  Net interest income was $26,213,000 for the nine months ended September 30, 2022 compared to $26,992,000 for the same period of 2021, a decrease of $779,000 (2.9%).

The decrease of $574,000 in net interest income for the quarter ended September 30, 2022 is attributable to a decrease in interest income of $522,000 (4.9%) and a $52,000 (7.0%) decrease in interest expense. The decrease of $779,000 in net interest income for the nine months ended September 30, 2022 was due to a decrease in interest income of $1,242,000 (4.2%), offset by a decrease of interest expense of $463,000 (19.3%).

The $522,000 decrease in interest income for the three months ended September 30, 2022 was a result of a $1,286,000 (13.8%) decrease in loan interest income, partially offset by an increase in investment portfolio income of $525,000 and an increase in other interest income of $239,000.  The reduction in loan interest income was due to a $2,238,000 reduction in the loan fee income generated through PPP loans offset by an increase of $952,000 in loan interest income from higher volumes.  The increase in the investment portfolio income was due to increased volumes when compared to the previous year and the increase in other interest income was due to higher interest earned on balances at the Federal Reserve.

Interest income decreased $1,242,000 for the nine months ended September 30, 2022.  Loan interest income decreased $3,232,000, due primarily to a reduction in PPP loan fees of $3,722,000, offset by an increase of $490,000 in interest income from rising portfolio rates and volumes.  Investment portfolio income increased $1,622,000 due to increased volumes, and other interest income increased $368,000 due to higher interest earned on balances at the Federal Reserve.

The yield on average earning assets was 3.91% for the nine months ended September 30, 2022 compared to 4.17% for the same period of 2021.  This is due to the decrease in PPP and mortgage origination fees and a shifting mix of earning assets.  The average interest-bearing cash, securities, and loan balances were $52.9 million, $300.8 million and $630.0 million for the nine months ended September 30, 2022, respectively compared to $97.4 million, $219.8 million and $640.6 million for the nine months ended September 30, 2021, respectively.  The average loan balance decreased $10.6 million between the periods as a result of the average balance of PPP loans decreasing $64.7 million between the periods, offset by $54.1 million in new loan growth.

Interest expense increased $52,000 for the three months ended September 30, 2022, and decreased $463,000 for the nine months ended September 30, 2022 compared to the same periods in 2021.  Interest expense increased in the third quarter of 2022 due to the increase in interest rates increasing the cost of funds to 0.42% for the third quarter of 2022 compared to 0.40% in the third quarter of 2021.  Year-to-date deposit expense has decreased as the year-to-date average balance of higher yielding time deposits decreased $42.9 million, while lower yielding non-maturity deposit accounts increased $101.9 million.  This lowered the cost of funds for the nine months ended September 30, 2022 to 0.34% compared to 0.44% for the same period of 2021.  Management expects the cost of funds to increase through the remainder of 2022 and 2023 as deposit offering rates for non-maturity and time deposits have increased with the market and competition.

Net interest margin is calculated by dividing net interest income (adjusted to reflect tax-exempt interest income on a taxable equivalent basis) by average interest-earning assets. The resulting percentage serves as a measurement for the Corporation in comparing its results with those of past periods as well as those of peer institutions. For the quarter and nine months ended September 30, 2022 the net interest margin (on a taxable equivalent basis) was 3.91% and 3.65% compared with 4.12% and 3.84% for the same periods in 2021. This decrease can largely be attributed to PPP fee collected in the comparable periods in 2021.  Loans comprised 66.9% of interest-earning assets at September 30, 2022 compared to 61.0% of interest-earning assets at September 30, 2021.  Interest-bearing deposits comprised 97.5% of interest-bearing liabilities at September 30, 2022, compared to 97.2% for the same period in 2021.

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

Due to a general stabilization of uncertainties related to COVID-19 in the regional and broader U.S. economy, as well as the current status of the Bank's loan portfolio, there was no provision for loan losses recognized during the nine-month period ended September 30, 2022, compared to a $300,000 provision for the nine months ended September 30, 2021.  The allowance for loan losses at September 30, 2022 is 1.63% of total loans compared to 1.75% of total loans at September 30, 2021.

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

For the quarter ended September 30, 2022, non-interest income was $2,823,000, compared to $4,712,000 for the third quarter of 2021, a decrease of $1,889,000.  The decrease was primarily attributable to a decrease in gain on sales of loans of $2,947,000 (77.6%), offset by an increase in other non-interest income of $1,092,000 (119.1%).

Non-interest income for the nine months ended September 30, 2022 totaled $8,129,000, compared to $14,230,000 for the same period in 2021, a decrease of $6,101,000. The decrease in non-interest income was primarily attributable to decreases in gain on sales of loans of $9,722,000 (86.4%), offset by an increase in other non-interest income of $3,730,000 (125.2%).

The significant decrease in gain on sale of loans was attributable to a decrease in loan activity by the residential mortgage operations, along with a decrease in the net gain on sale, expressed as a percentage of loan balances sold. During the quarter ended September 30, 2022, there were 158 loans sold totaling $41.666 million, compared to 328 loans sold totaling $90.4 million during the same period of 2021.  The net gain on sale was 1.77% for the third quarter of 2022 compared to 4.06% for the same period of 2021.  For the nine months ended September 30, 2022, there were 541 loans sold totaling $148.7 million at a net gain on sale of 0.79% compared to the same period of 2021 when there were 1,098 loans sold totaling $286.9 million at a net gain on sale of 3.76%.

The increases in other non-interest income of $1,092,000 for the quarter ended September 30, 2022 and $3,730,000 year-to-date are both primarily due to increases in income from the Corporation’s loan hedging program and a $793,000 increase in BOLI income due to a death benefit payment.

Non-Interest Expenses

For the quarter ended September 30, 2022, non-interest expenses were $8,865,000, compared to $9,680,000 for the comparable quarter of 2021, a $815,000 decrease.  The significant quarter-over-quarter decreases include salaries and benefits of $604,000 (11.2%), a result of lower mortgage loan commissions, loan origination expenses of $219,000 (46.8%), data processing expense of $125,000 (21.2%), and advertising and promotional expense of $119,000 (21.1%), offset by increases in exam and auditing expense of $61,000 (42.3%), and legal fees of $58,000 (190.9%).

Non-interest expenses were $25,827,000 for the nine months ended September 30, 2022, compared to $27,859,000 for the same period in 2021, a decrease of $2,032,000. The decrease in non-interest expenses was primarily attributable to decreases in salaries and benefits of $1,480,000 (9.4%), a result of lower mortgage loan commissions, loan origination expenses of $486,000 (39.7%),  advertising and promotional expense of $294,000 (17.8%), and data processing expense of $233,000 (13.6%) offset by increases in equipment service expense of $75,000 (8.7%), travel and entertainment expense of $92,000 (133.9%), ATM processing expense of $63,000 (10.1%), and Ohio franchise tax expense of $62,000 (10.6%).

Maintaining acceptable levels of non-interest expenses and operating efficiency are key performance indicators for the Corporation in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as one of the key indicators of performance. For the quarter ended September 30, 2022, the Corporation’s efficiency ratio was 71.42%, compared to 65.33% for the same period of 2021.  For the nine months ended September 30, 2022, the Corporation's efficiency ratio was 73.62% compared to 66.68% for the same period of 2021.  A lower efficiency ratio generally indicates that a bank is spending less to generate every dollar of income.  The increase in the efficiency ratio between the quarter and year-to-date periods is due to the significant reduction in residential mortgage activity, which has reduced non-interest income at a faster pace than non-interest expenses.

Provision for Income Taxes

The provision for income taxes for the quarter ended September 30, 2022, was $201,000 (effective rate of 6.1%), compared to $843,000 (effective rate of 17.1%) for the comparable 2021 period.  The provision for the nine-month period ended September 30, 2022 was $739,000 (effective rate of 8.7%) compared to $2,200,000 (effective rate of 16.8%) for the comparable 2021 period.  The decrease in the effective tax rate is largely due to tax-exempt securities and the BOLI death benefit payment comprising 41.5% of pre-tax income year-to-date September 30, 2022, compared to 15.5% for the comparable period in 2021.

FINANCIAL CONDITION

Overview of Balance Sheet

Total assets amounted to $1.06 billion at September 30, 2022 compared to $1.08 billion at December 31, 2021, a decrease of $17.3 million (1.6%). The decrease in total assets was primarily the result of decreases of $26.2 million (34.8%) in cash and cash equivalents, and $32.2 million (10.5%) in securities available for sale, offset by a $27.9 million (4.6%) increase in loans, and $13.5 million increase in other assets (136.4%). Deposits totaled $960.8 million at September 30, 2022, compared to $930.4 million at December 31, 2021, an increase of $30.4 million (3.3%).

Shareholders’ equity decreased by $45.3 million (38.0%) from $119.1 million at December 31, 2021 to $73.8 million at September 30, 2022. This was the result of an increase in unrealized losses on available for sale securities, net of tax of $50.3 million and dividends paid of $2,067,000 offset by net income of $7,776,000. The increase in unrealized losses on available for sale securities from December 31, 2021 to September 30, 2022 was attributable to increasing long-term treasury yields.  Net unrealized gains and losses on available for sale securities are reported as accumulated other comprehensive (loss) income in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents totaled $49.0 million at September 30, 2022 and $75.2 million at December 31, 2021, including interest-bearing deposits in other banks of $35.5 million at September 30, 2022 and $63.5 million at December 31, 2021.  Management believes the current level of cash and cash equivalents is sufficient to meet the Corporation’s present liquidity and performance needs especially considering the availability of other funding sources, as described below. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and corresponding liquidity sources and uses. Management believes the Corporation’s liquidity needs in the near term will be satisfied by the current level of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that will mature within one year. These sources of funds should enable the Corporation to meet cash obligations and off-balance sheet commitments as they come due. In addition, the Corporation has access to various sources of additional borrowings by virtue of long-term assets that can be used as collateral for such borrowings.

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

The amortized cost and fair value of available-for-sale securities as of September 30, 2022 totaled $334.1 million and $275.5 million, respectively, resulting in net unrealized loss before tax of $58.6 million and a corresponding after-tax loss reflected in shareholders’ equity of$46.3 million.  While the unrealized loss negatively impacts tangible book value, and is being monitored closely, the Corporation has significant sources of liquidity, mitigating the risk of having to sell available-for-sale securities and realizing a loss.

Loans

The Corporation’s primary lending areas are Northwestern, West Central, and Central Ohio. Gross loans totaled $637.4 million at September 30, 2022, compared to $609.6 million at December 31, 2021, an increase of $27.8 million (4.6%). As compared to December 31, 2021, commercial and multi-family real estate loans increased $33.1 million, residential 1-4 family real estate loans increased $11.3 million, commercial loans decreased $16.5 million, and consumer loans decreased $101,000.  Loans originated through the PPP program are included in the Commercial segment and had an outstanding balance of $1.2 million as of September 30, 2022 and $6.6 million at December 31, 2021. Excluding the impact of PPP loans forgiven, loans increased $33.2 million at September 30, 2022 as compared to December 31, 2021.

There are also unrecognized financial instruments at September 30, 2022 and December 31, 2021 which relate to commitments to extend credit and letters of credit. The contract amount of such financial instruments approximated $207.0 million at September 30, 2022 and $198.7 million at December 31, 2021.

Loan demand has been moderate through the first nine months of 2022, and it is possible that uncertainties in economic conditions in our market areas may lead to reductions in the growth of our commercial and industrial loan, commercial real estate loan, residential real estate loan and consumer loan portfolios.  The Corporation continues to source relationship-based clients in markets and geographies that we are familiar with and understand.

Allowance for Loan Losses

The following table presents a summary of activity in the allowance for loan losses for the nine-month periods ended September 30, 2022 and 2021:

	(in thousands)
	Nine months ended September 30,
	2022	2021
Balance, beginning of period	$10,355	$9,994
Provision for loan losses	-	300
Charge offs	-	(5)
Recoveries	45	22
Net recoveries	45	17
Balance, end of period	$10,400	$10,311

The allowance for loan losses as a percentage of gross loans was 1.63% at September 30, 2022, 1.70% at December 31, 2021, and 1.75% at September 30, 2021. Excluding PPP loans and the related allocation of allowance, the allowance for loan losses as a percentage of gross loans was 1.63% at September 30, 2022, 1.72% at December 31, 2021, and 1.82% at September 30, 2021.  Based on current economic indicators, the Corporation increased the economic factors within the allowance for loan losses evaluation.

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

Loans on non-accrual status amounted to $1,014,000 at September 30, 2022 and $320,000 at December 31, 2021. Non-accrual loans as a percentage of outstanding loans amounted to 0.16% at September 30, 2022 and 0.05% at December 31, 2021.

There were $524,000 in commercial loans over 90 days but still accruing at September 30, 2022.  These loans were originated through the PPP program and are pending a determination of forgiveness from the SBA.

The Corporation considers a loan to be impaired when it becomes probable that the Corporation will be unable to collect under the contractual terms of the loan based on current information and events. The Corporation had impaired loans totaling $1,642,000 at September 30, 2022 and $1,948,000 at December 31, 2021

In addition to impaired loans the Corporation had other potential problem credits, consisting of loans graded substandard or special mention, as well as loans over 90 days past due, loans on non-accrual, and TDR loans, amounting to $10.3 million at September 30, 2022 and $24.7 million at December 31, 2021. The Corporation’s credit administration department continues to closely monitor these credits.

The Corporation provides pooled reserves for potential problem loans using loss rates calculated considering historic net loan charge-off experience, as well as other environmental and qualitative factors. The Corporation experienced no loan charge-offs during the first nine months of 2022 compared to $5,000 during the first nine months of 2021. The Corporation also provides pooled general reserves for the remaining portion of its loan portfolio not considered to be problem or potential problem loans. These general reserves are also calculated considering, among other things, the historic net charge-off experience for the related loan type.

Funding Sources

The Corporation considers a number of alternatives, including but not limited to, deposits, as well as short-term and long-term borrowings when evaluating funding sources. Deposits, including customer deposits, and public funds deposits continue to be the most significant source of funds for the Corporation, totaling $960.8 million, or 97.5% of the Corporation’s outstanding funding sources at September 30, 2022, compared to $930.4 million at December 31, 2021.

Non-interest bearing deposits comprised 22.6% of total deposits at  September 30, 2022 and 21.0% at  December 31, 2021.

In addition to traditional deposits, the Corporation maintains both short-term and long-term borrowing arrangements. Other borrowings consisted of $6,250,000 and $7,012,000 of a term borrowing from the United Bankers’ Bank (UBB) at September 30, 2022 and December 31, 2021, respectively. The Corporation also has outstanding junior subordinated deferrable interest debentures of $13,001,000 and $12,976,000 at September 30, 2022 and December 31, 2021, respectively. Management plans to maintain access to various borrowing alternatives as an appropriate funding source.

Regulatory Capital

The Corporation and Bank met all regulatory capital requirements as of September 30, 2022, and the Bank is considered “well capitalized” under regulatory and industry standards of risk-based capital.

Cash Flow from Operations

As part of the Bank's hedging program, loans held for sale are accumulated into larger blocks before being sold.  Depending on the timing of the sales of these blocks, there could be a positive or negative impact to net income and cash flow from operations.  As of September 30, 2022, loans held for sale amounted to $8,078,000 compared to $9,146,000 as of December 31, 2021 resulting in a positive impact to cash flow from operations for the nine month period ended September 30, 2022 of $1,068,000.  There was a positive impact on cash flow from operations for the nine-month period ended September 30, 2021 of $3,882,000 from a decrease in loans held for sale. Excluding these changes in loans held for sale, cash flow from operations for the nine months ended September 30, 2022 and 2021 would have been a positive $10,275,000 and $18,610,000, respectively.

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

Effects of Inflation on Financial Statements

All of the Corporation’s assets relate to commercial banking operations and are generally monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss of purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the commercial banking industry, monetary assets typically exceed monetary liabilities. The Corporation has not experienced a significant level of inflation or deflation during the nine-month period ended September 30, 2022. Management continues to closely monitor interest rate sensitivity trends through the Corporation's asset liability management program and in calculating the allowance for loan losses.

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

Based on that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2022.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation has not sold any of its securities which were not registered under the Securities Act during the period covered by this report. The table below includes certain information regarding the Corporation’s purchase of United Bancshares, Inc. common stock during the quarterly period ended September 30, 2022:

Period	Total number of shares purchased		Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (a)	Maximum number of shares that may yet be purchased under the plan or program (a)
07/01/22 - 07/31/22	438	(b)	$22.13	-	382,293

08/01/22 - 08/31/22	156	(b)	$22.13	-	382,293

09/01/22 - 09/30/22	43,600		$19.98	43,600	338,693

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

Item 3: Defaults upon Senior Securities.

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information.

None

Item 6: Exhibits

Exhibit Number	Description	Exhibit Location
3.1	Amended and Restated Articles of Incorporation	Incorporated herein by reference to the Corporation's Form 10Q for the quarter ended June 30, 2006.
3.2	Amended and Restated Code of Regulations	Incorporated herein by reference to the Corporation’s Form 10Q for the quarter ended June 30, 2007.
4	Description of Registrant's Common Stock	Incorporated herein by reference to the Corporation's Form 10K for the year ended December 31, 2019
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CEO	Filed herewith
32.1	Section 1350 CEO’s Certification	Filed herewith
32.2	Section 1350 CEO’s Certification	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date: November 7, 2022	By: /s/ Klint D. Manz
Klint D. Manz
Chief Financial Officer