Form 10-K
period 2022-12-31
UNITED BANCSHARES INC/OH
filed 2023-03-13
CIK 1087456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-29283

UNITED BANCSHARES, INC.
(exact name of registrant as specified in its charter)

Ohio	34-1516518
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

105 Progressive Drive, Columbus Grove, Ohio 45830
 (Address of principal executive offices)

Registrant’s telephone number, including area code: (419) 659-2141

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s	Name of Each Exchange
Common Stock, No Par Value	UBOH	OTCQX Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $77,916,547, based upon the last sales price as quoted on the NASDAQ Global Market as of June 30, 2022.
The number of shares of Common Stock, no par value outstanding as of February 28, 2023: 3,136,180

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2022 are incorporated by reference into Part II. Portions of the Corporation’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on April 26, 2023are incorporated by reference into Part III.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. From time to time, we have made or will make forward-looking statements within the meaning of the Act. These statements do not relate strictly to historical or current facts. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained or incorporated by reference in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, is forward-looking. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “outlook,” “plan,” “strategy,” “expect,” “anticipate,” “project,” “believe,” “estimate,” or other words of similar meaning, or by words or phrases indicating that an event or trend “may,” “should,” “will,” “is likely,” or that an event or trend is “probable” to occur or “continue,” has “begun,” “is scheduled,” or is “on track.” Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations. Our disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1. Business
Overview

United Bancshares, Inc. (“UBOH”), an Ohio corporation, organized in 1985, is headquartered in Columbus Grove, Ohio. We are a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), with consolidated total assets of $1.1 billion at December 31, 2022. UBOH is regulated as a one-bank holding company by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and its principal asset and operating subsidiary is The Union Bank Company, an Ohio state chartered commercial bank (“Union Bank”).  United Bancshares' primary objective is to be a high-performing, relationship-focused financial institution by concentrating its efforts on serving the financial needs of consumers and small businesses in the communities that it serves.  As of December 31, 2022, UBOH and its subsidiary (collectively the “Corporation”) employed approximately 211 full-time equivalent employees.

United Bancshares, Inc.’s common stock has traded on theOTCQX Market under the symbol “UBOH” since August 2022.

The Company's core business operations are conducted through its subsidiaries:

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

UBC Risk Management

UBC Risk Management, Inc. is located in Las Vegas, Nevada.  It is a captive insurance subsidiary which insures various liability and property damage policies for the Corporation and its subsidiaries.

Additional information

Our executive offices are located at 105 Progressive Drive, Columbus Grove, OH 45830 and our telephone number is (419) 659-2141. Our website is www.theubank.com.

We make available free of charge, on or through the Investor Relations link on our website (www.theubank.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website and available in print upon request are the charters for our Audit Committee, Compensation, and Nominating Committees and our Senior Officer Code of Ethics. Within the time period required by the SEC and the OTCQX Market, we will post on our website any amendment to the Senior Officer Code of Ethics or the above-referenced governance documents, or you may request the documents by writing to our Chief Financial Officer at The Union Bank Co., 105 Progressive Drive, Columbus Grove, OH 45830 or by calling (419) 659-2141.

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information that the Corporation electronically files with the SEC.

Competition

The Corporation competes for deposits with other commercial banks, savings associations and credit unions and issuers of commercial paper and other securities, such as shares in money market mutual funds. Primary factors in competing for deposits include customer service, interest rates, and convenience. In making loans, the Corporation competes with other commercial banks, savings associations, consumer finance companies, credit unions, leasing companies, mortgage companies, and other lenders. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable. The financial services industry is likely to become more competitive as further technology advances enable more companies to provide financial services and liquidity in the marketplace comes at a higher premium.  We compete by offering quality products and innovative services at competitive prices, and by maintaining our products and services offerings to keep pace with customer preferences in the regions that we operate.

In recent years, mergers and acquisitions have led to greater concentration in the banking industry, placing added competitive pressure on our core banking products and services. Consolidation continued during 2022, primarily through private merger and acquisition transactions, and led to redistribution of deposits and certain banking assets to other financial institutions. We expect this trend to continue during 2023. We, therefore, expect competition in the markets we serve to intensify with the advent of new technology and consolidation trends. As a matter of course, we continue to evaluate opportunities in the markets we serve or contiguous markets to improve our footprint, while balancing the efficiency of technology.

The Bank’s primary market area consists of the Ohio counties of a Allen, Delaware, Franklin, Hancock, Marion, Paulding, Putnam, Sandusky, and Wood,  in which the Bank currently operates 18 total full-service banking offices.

Supervision and Regulation

General

The following discussion addresses the material elements of the regulatory framework applicable to financial holding companies, like UBOH, and our subsidiary bank, Union Bank. This regulatory framework is intended primarily to protect customers and depositors, the Deposit Insurance Fund (the “DIF”) of the FDIC, and the banking system as a whole, rather than for the protection of security holders and creditors. We cannot predict changes in the applicable laws, regulations, and regulatory agency policies, yet such changes may have a material effect on our business, financial condition, and/or results of operations.

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

Union Bank

As an Ohio state-chartered bank, and a member of the Depositor Insurance Fund, administered by the FDIC, Union Bank is supervised and regulated by the ODFI and the FDIC. As insurer, the FDIC imposes deposit insurance premiums, conducts examinations of, and requires reporting by FDIC-insured institutions under the Federal Deposit Insurance Act, as amended (the “FDIA”).

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

The FDIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to an FDIC-insured depository institution that does not meet certain capital adequacy standards. Banks and savings associations are classified into one (1) of five (5) categories based upon capital adequacy, ranging from “well-capitalized” to “critically undercapitalized.” Restrictions on operations, management, and capital distributions begin to apply at “adequately capitalized” status and become progressively stricter as the insured depository institutions approaches “critically undercapitalized” status. Generally, the regulations require the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “undercapitalized” and to take additional actions if the institution becomes “significantly undercapitalized” or “critically undercapitalized.” Effective January 1, 2015, final rules promulgated by the FDIC pursuant to the Dodd-Frank Act, provide that for a depository institution to be considered well-capitalized it must maintain common equity tier 1 capital of at least 6.5%; tier 1 risk-based capital of at least 8%; total risk-based capital of at least 10%; and a tier 1 leverage ratio of at least 5%. As of December 31, 2022, Union Bank has total risk-based capital of 16.7%, tier 1 risk-based capital and CET 1 capital of 15.5%, and tier 1 leverage capital of 10.1%.

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

Bank transactions with affiliates

Federal banking law and regulation imposes qualitative standards and quantitative limitations upon certain transactions by a bank with its affiliates, including the bank’s parent holding company and certain companies the parent holding company may be deemed to control for these purposes. Transactions covered by these provisions must be on arm’s-length terms and cannot exceed certain amounts which are determined with reference to the bank’s regulatory capital. Moreover, if the transaction is a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute, and if the affiliate is unable to pledge sufficient collateral, the holding company may be required to provide it.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance.  If an institution fails to submit an acceptable compliance plan or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency.  Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits, or require the institution to take any action the regulator deems appropriate under the circumstances.  Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

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

Statistical Financial Information Regarding the Corporation

The following schedules and tables analyze certain elements of the consolidated balance sheets and statements of income of the Corporation and its subsidiary and should be read in conjunction with the narrative analysis presented in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and the Consolidated Financial Statements of the Corporation, both of which are included in the 2022 Annual Report.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIA

The following are the average balance sheets for the years ended December 31:

	2022	2021	2020
ASSETS	(in thousands)
Interest-earning assets
Securities (1)
Taxable	$158,151	$117,830	$102,448
Non-taxable	137,577	119,865	83,399
Interest-bearing deposits	46,508	98,889	42,906
Loans (2)	637,326	632,829	663,097
Total interest-earning assets	979,562	969,413	891,850
Non-interest-earning assets
Cash and due from banks	13,343	10,408	7,607
Premises and equipment, net	23,461	19,771	18,590
Accrued interest receivable and other assets	66,021	57,027	56,018
Allowance for loan losses	(10,385)	(10,269)	(6,237)

	$1,072,002	$1,046,350	$967,828

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings and interest-bearing demand deposits	$629,695	$555,004	$452,878
Time deposits	114,824	156,161	171,881
Junior subordinated deferrable interest debentures	12,994	12,960	12,926
Other borrowings	6,882	7,305	50,533
Total interest-bearing liabilities	764,395	731,430	688,218
Non-interest-bearing liabilities
Demand deposits	208,102	193,810	168,179
Accrued interest payable and other liabilities	7,034	6,129	9,800

Shareholders' equity (3)	92,471	114,981	101,631

	$1,072,002	$1,046,350	$967,828

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

	Year Ended December 31,
	2022			2021			2020
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(In Thousands)
Interest-earning assets
Securities (1)
Taxable	$158,151	$3,137	1.98%	$117,830	$1,977	1.68%	$102,448	$1,938	1.89%
Non-taxable (2)	137,577	4,697	3.41%	119,865	3,615	3.02%	83,399	2,705	3.24%
Loans (3, 4)	637,326	31,214	4.90%	632,829	33,745	5.33%	663,097	35,696	5.38%
Interest-bearing deposits	46,508	894	1.92%	98,889	251	0.25%	42,906	259	0.60%
Total interest-earning assets	$979,562	$39,942	4.08%	$969,413	$39,588	4.08%	$891,850	$40,598	4.55%

INTEREST-BEARING LIABILITIES
Deposits
Savings and interest-bearing demand deposits	$629,695	$1,692	0.27%	$555,004	$904	0.16%	$452,878	$1,321	0.29%
Time deposits	114,824	630	0.55%	156,161	1,377	0.88%	171,881	2,677	1.56%
Junior subordinated deferrable interest debentures	12,994	649	4.99%	12,960	429	3.31%	12,926	526	4.07%
Other borrowings	6,882	287	4.17%	7,305	359	4.91%	50,533	2,464	4.88%
Total interest-bearing liabilities	$764,395	$3,258	0.43%	$731,430	$3,069	0.42%	$688,218	$6,988	1.02%

Net interest income, interest rate spread, tax equivalent basis		$36,684	3.65%		$36,519	3.66%		$33,610	3.53%

Net interest margin			3.74%			3.77%			3.77%

(1)
Securities include securities available-for-sale, which are carried at fair value, and restricted bank stock carried at cost. The average balance includes monthly average balances of fair value adjustments and daily average balances for the amortized cost of securities.

(2)	Computed on tax equivalent basis for non-taxable securities and non-taxable loans (21% statutory rate).
(3)	Loan balances include principal balance of non-accrual loans and loans held for sale.
(4)	Interest income on loans includes fees of $3,111,000 in 2022, $8,368,000 in 2021 and $7,309,000 in 2020.

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

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 21% for 2021, 2020 and 2019 in the table that follows:

	Year Ended December 31,
	2022 vs. 2021			2021 vs. 2020
	Total	Variance Attributable To		Total	Variance Attributable To
	Variance	Volume	Rate	Variance	Volume	Rate
INTEREST INCOME	(In Thousands)
Securities -
Taxable	$1,160	$757	$403	$40	$272	$(232)

Non-taxable	1,082	571	511	909	1,111	(202)

Loans	(2,531)	238	(2,769)	(1,976)	(1,616)	(360)

Other	643	(198)	841	(8)	203	(211)

Subtotal	354	1,368	(1,014)	(1,035)	(30)	(1,005)

INTEREST EXPENSE
Deposits -
Savings and interest-bearing demand deposits	788	135	653	(417)	253	(670)

Time deposits	(747)	(308)	(439)	(1,300)	(226)	(1,074)

Junior subordinated deferrable interest debentures	220	1	219	(97)	1	(98)

Other borrowings	(72)	(20)	(52)	(2,105)	(2,123)	18

Subtotal	189	(192)	381	(3,919)	(2,095)	(1,824)

NET INTEREST INCOME	$165	$1,560	$(1,395)	$2,884	$2,065	$819

INVESTMENT PORTFOLIO

Union Bank's investment securities portfolio is managed in accordance with a written policy adopted by the Board of Directors and administered by the Investment Committee.

Union Bank's securities portfolio is entirely categorized as available-for-sale.  Securities classified as available-for-sale may be sold prior to maturity due to changes in interest rates, prepayment risks or to meet the company's liquidity needs. However, selling such securities at a loss may result in adverse consequences related to Other Than Temporary Impairment assessment. Given the interest rate environment, this imposes some limitations on selling AFS assets for liquidity needs of the Bank.

LOAN PORTFOLIO

Maturities and Sensitivities of Loans to Changes in Interest Rates – The following table shows the amounts of loans outstanding as of December 31, 2022 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts have been classified according to sensitivity to changes in interest rates for amounts due after one year. (Variable-rate loans are those loans with floating or adjustable interest rates.)

	Within one year	After one year but within five years	After five years but within 15 years	After 15 years
Residential 1-4 family real estate	$3,549	$11,682	$85,443	$28,709
Commercial and multi-family real estate	15,729	56,884	315,034	83,121
Commercial	35,920	20,402	20,001	1,607
Consumer	184	4,206	1,032	72
	$55,382	$93,174	$421,510	$113,509

	Fixed Rate	Variable Rate	Total
Residential 1-4 family real estate	$53,214	$72,620	$125,834
Commercial and multi-family real estate	97,902	357,137	455,039
Commercial	27,669	14,341	42,010
Consumer	4,994	316	5,310
	$183,779	$444,414	$628,193

SUMMARY OF LOAN LOSS EXPERIENCE

The following schedule presents the ratio of net charge-offs (recoveries) to average loans outstanding by loan category and related ratios for the years ended December 31:

	2022	2021	2020	2019	2018
Residential 1-4 family real estate	-0.03%	-0.03%	0.20%	0.00%	-0.02%
Commercial and multi-family real estate	0.00%	-0.01%	0.03%	-0.04%	-0.05%
Commercial	0.00%	0.00%	-0.01%	0.08%	-0.04%
Consumer	-0.04%	0.13%	0.46%	0.11%	0.13%
Net charge-offs to average loans outstanding	-0.01%	-0.01%	0.05%	-0.01%	-0.04%
Allowance for credit losses to total loans outstanding	1.38%	1.70%	1.58%	0.72%	0.63%
Nonaccrual loans to total loans outstanding	0.14%	0.05%	0.15%	0.17%	0.26%
Allowance for credit losses to nonaccrual loans	963.22%	3,235.94%	1,052%	428.97%	244.08%

The amount of loan charge-offs and recoveries fluctuate from year to year due to various factors relating to the condition of the general economy and specific business segments. The 2022 net recoveries related to 2 consumer and residential real estate credits with the largest individual charge off being $700.  The 2021 net recoveries related to 10 consumer and commercial real estate credits with the largest individual charge-off being $3,100. The 2020 loan charge-offs related to 37 consumer, residential real estate, or commercial credits with the largest individual charge-off being $84,500.  The 2019 net recoveries related to charge-offs of 23 consumer, residential real estate, HELOC, or commercial credits with the largest individual charge-off being $80,000.  The 2018 net recoveries related to charge-offs of 28 consumer, residential real estate, HELOC, or commercial credits, with the largest individual charge-off being $85,000.

The Corporation recognized a (credit) provision for loan losses of ($1,000,000) in 2022, $300,000 in 2021, and $6,200,000 in 2020. The negative provision for loan losses in 2022 is a result of the continued waning impact of COVID related concerns.  Problem and potential problem loans aggregated $8.1 million at December 31, 2022 compared to $24.7 million at December 31, 2021.  The Corporation will continue to monitor the credit quality of its loan portfolio, and especially the quality of those credits identified as problem or potential problem credits, to ensure the allowance for loan losses is maintained at an appropriate level.

The allowance for loan losses balance and the provision for loan losses are judgmentally determined by management based upon periodic reviews of the loan portfolio. In addition, management considered the level of charge-offs on loans as well as the fluctuations of charge-offs and recoveries on loans including the factors which caused these changes. Estimating the risk of loans and the amount of loss is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral value, and other factors and estimates which are subject to change over time. Beginning January 1, 2023, the Company will be required to adopt Accounting Standards Update (ASU) 2016-13,Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See “Note 1 - New Accounting Pronouncements” in the Notes to Consolidated Financial Statements for further information on the potential impact of adopting ASU 2016-13.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

	December 31,
	2022		2021		2020		2019		2018
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Each Category		Each Category		Each Category		Each Category		Each Category
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Residential Real Estate	$1,623	19.40%	$1,719	19.61%	$1,683	19.85%	$592	23.36%	$576	22.40%
Commercial and Multi Family Real Estate	6,566	68.47%	7,121	65.45%	6,664	57.44%	2,536	62.13%	2,355	62.26%
Commercial	1,134	11.33%	1,414	14.03%	1,515	21.65%	939	13.12%	534	14.16%
Consumer loans	78	0.80%	101	0.90%	132	1.06%	64	1.39%	62	1.18%
	$9,401	100.0%	$10,355	100.0%	$9,994	100.0%	$4,131	100.0%	$3,527	100.0%

The allowance for loan losses included no specific reserves for impaired loans at December 31, 2022 and December 31, 2021.

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

The average amount of deposits and average rates paid are summarized as follows for the years ended December 31:

	2022		2021		2020
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Savings and interest-bearing demand deposits	$629,695	0.27%	$555,004	0.16%	$452,878	0.29%
Time deposits	114,824	0.55%	156,161	0.88%	171,881	1.56%
Demand deposits (non-interest bearing)	208,102	-	193,810	-	168,179	-
	$952,621		$904,975		$792,938

There were no foreign deposits in any periods presented.

Total uninsured deposits greater than $250,000 were $159,940,000 at December 31, 2022, $256,517,000 at December 31, 2021, and $196,425,000 at December 31, 2020. These amounts represent an estimate calculated using a reasonable set of methodology and assumptions. Maturities of certificates of deposit and other time deposits of $250,000 or more outstanding at December 31, 2022 are summarized as follows:

(in thousands)
Three months or less	$4,745
Over three months and through six months	1,100
Over six months and through twelve months	3,189
Over twelve months	9,224
$18,258

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

Inflation can have an adverse impact on the Corporation's earnings and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Beginning in 2021, and throughout 2022, there have been market indicators of a pronounced rise in inflation and the Federal Reserve Board has raised certain benchmark interest rates in an effort to combat inflation. As inflation increases, the value of our fixed-rate investment securities, particularly those with longer maturities, would decrease.  In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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

The Corporation generally sells the fixed rate long-term residential mortgage loans it originates on the secondary market and retains adjustable-rate mortgage loans for its portfolios. In response to the financial crisis, the Corporation believes that purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser's purchase criteria. As a result, the Corporation may face increasing pressure from historical purchasers of its residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and the Corporation may face increasing expenses to defend against such claims. If the Corporation is required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if the Corporation incurs increasing expenses to defend against such claims, its financial condition and results of operations would be negatively affected. Additionally, such actions would lower the Corporation’s capital ratios as a result of increased assets and reduced income through expenses and any losses incurred.

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

Goodwill is tested for impairment annually as of September 30th. An impairment test also could be triggered between annual testing dates if an event occurs, or circumstances change that would more likely than not reduce the fair value below the carrying amount. Examples of those events or circumstances would include a significant adverse change in business climate; a significant unanticipated loss of customers or assets under management; an unanticipated loss of key personnel; a sustained period of poor investment performance; a significant loss of deposits or loans; a significant reduction in profitability; or a significant change in loan credit quality.

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

UBOH Relies On Dividends from Its Subsidiary for Most of Its Revenue

UBOH is a separate and distinct legal entity from its subsidiary. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on UBOH common stock, interest and principal on UBOH debt, and other operating expenses. Various federal and/or state laws and regulations limit the amount of dividends that Union Bank may pay to UBOH. Under these law and regulations, the amount of dividends that may be paid by Union Bank in any calendar year is generally limited to the current year’s net profits, combined with the retained net profits of the preceding two years. In addition, the FDIC has issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings. Thus, the ability of Union Bank to pay dividends to UBOH in the future will be subject to Union Bank’s ability to earn profits in the future, and the federal statutory provisions, regulations, regulatory policies, and capital guidelines which are applicable to UBOH and Union Bank. Furthermore, the Federal Reserve’s Small Bank Holding Company Policy Statement provides, inter alia, that it is expected that dividends by a holding company will be eliminated in the event that a holding company is: (1) not reducing its debt consistent with the requirement that the debt-to-equity ratio be reduced to 0.30:1, or (2) not meeting the requirements of its loan agreement(s). Also, UBOH’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event Union Bank is unable to pay dividends to UBOH, UBOH may not be able to service debt, pay obligations or pay dividends on UBOH’s common stock or trust preferred securities. The inability to receive dividends from Union Bank could have a material adverse effect on UBOH’s business, financial condition and results of operations.

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

To date, the Corporation has not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that the Corporation will not suffer such attacks or attempted breaches or incur resulting losses in the future. The Corporation’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats.  The Corporation’s plans to continue to implement internet and mobile banking to meet customer demand, and the current economic and political environment. As cyber and other data security threats continue to evolve, the Corporation may be required to expend significant additional resources to continue to modify and enhance its protective measures or to investigate and remediate any security vulnerabilities.

The Corporation’s assets at risk for cyber-attacks include financial assets and non-public information belonging to customers. The Corporation utilizes several third-party vendors who have access to the Corporation’s assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. The Corporation employs many preventive and detective controls to protect its assets and provides mandatory recurring information security training to all employees. The Corporation maintains certain insurance coverage to prevent material financial loss from cyber-attacks.

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

With a recent shift in control of the House of Representatives in January 2023, we expect a more balanced approach to overall speed and severity of new legislation.  The Democrats have retained control of the U.S. Senate, albeit with a slight majority of 51-49. Without control of both chambers of Congress, we expect the White House to pursue greater regulation and oversight through executive action.  The expectation is that the White House will pursue greater oversight and will also pay increased attention to consumer fees as well as the banking sector’s role in providing COVID-19-related assistance. The prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.  Moreover, the presidential administration, since taking office in January 2021, has produced, and likely will continue to produce, certain changes in the leadership and senior staffs of the federal banking agencies, the Consumer Financial Protection Bureau, the Commodity Futures Trading Commission, the Securities and Exchange Commission, and the Treasury Department. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time.

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

Item 1B.     Unresolved Staff Comments

Not applicable

Item 2.     Properties

At December 31, 2022, the Corporation and the Bank conducted its business from its headquarters and operations center at 105 Progressive Drive Columbus Grove, Ohio.  There are eighteen full-service banking centers and three loan production offices in northwest and central Ohio listed below.

Full-Service Branch Locations:

Bowling Green	Kalida
1300 North Main Street	110 East North Street

Columbus Grove	Leipsic
101 Progressive Drive	318 South Belmore Street

Delaware	Lima
30 Coal Bend Road	701 Shawnee Road
1410 Bellefontaine Avenue
Delphos	3211 Elida Road
114 East Third Street
Marion
111 South Main Street
Findlay	220 Richland Road
1500 Bright Road
Westerville
Gahanna	468 Polari Parkway
461 Beecher Road
Ottawa
Gibsonburg	245 West Main Street
230 West Madison Street
Paulding
Pemberville	103 East Perry Street
132 East Front Street
Pemberville
132 East Front Street

Loan Production Offices:

Findlay	Marysville
222 S. Main St., Unit 1	240 W. Fifth St.

Plymouth
2660 US Highway 224 Suite 3

Item 3.	Legal Proceedings

As of March 8, 2023, there are no pending legal proceedings to which the Corporation or its subsidiary are a party or to which any of their property is subject except routine legal proceedings to which the Corporation or its subsidiary are a party incident to its banking business. None of such proceedings are considered by the Corporation to be material.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Additional information required herein is incorporated by reference from (“Description of the Corporation”) United Bancshares’ Annual Report to Shareholders for 2022 (“Annual Report”), which is included herein as Exhibit 13.

Stock Repurchase Program

The table below includes certain information regarding the Corporation’s repurchase of United Bancshares, Inc. common stock during the quarterly period ended December 31, 2022:

Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program (1)	Maximum number of shares that may yet be purchased under the plan or program (1)
10/01/2022 - 10/31/2022	-	$-	0	338,693

11/01/2022 - 11/30/2022	10,000	$18.59	10,000	328,693

12/01/2022 - 12/31/2022	76,953	$23.64	76,953	251,740

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

The information required herein is incorporated by reference from (“Five Year Summary of Selected Financial Data”) United Bancshares’ Annual Report to Shareholders for 2022 (“Annual Report”), which is included herein as Exhibit 13.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference to page 5 through 17 (“Management’s Discussion and Analysis”) of United Bancshares’ Annual Report to Shareholders for 2022 (“Annual Report”), which is included herein as Exhibit 13.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Not required of smaller reporting companies.
Item 8.	Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 19 through 64 of United Bancshares’ Annual Report to Shareholders for 2022 (“Annual Report”), which is included herein as Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management of the Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. An evaluation was performed under the supervision, and with the participation, of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2022. Based on the results of the evaluation, and as of the time of that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Management assessed the Corporation’s internal controls as of December 31, 2022, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2022, the Corporation’s internal control over financial reporting was effective.

There were no changes in the Corporation’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Our Proxy Statement will be filed with the SEC no later than March 30, 2023, in preparation for the 2022 Annual Meeting of Shareholders scheduled for April 26, 2023. As permitted in Paragraph G(3) of the General Instructions for Form 10-K, we are incorporating by reference to that statement portions of the information required by Part III as noted in Item 10 through Item 14 below.

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The nominees identified below have been nominated to serve as directors until the 2024 annual meeting of shareholders and until their respective successors are elected and qualified. Mr. Benroth, Mr. Huffman, Mr. Rigel, Mr. Roach, Mr. Schutt, Mr. Unverferth and Mr. Young are incumbent directors whose present terms will expire at the 2023 annual meeting. The following table sets forth information concerning the directors of United Bancshares:

Name	Age	Principal Occupation(1)	Positions Held with United Bancshares	Director of United Bancshares Since	Director of The Union Bank Company Since(2)

Robert L. Benroth	60	Putnam County Auditor and Chief Financial Officer	Director	2003	2001

Herbert H. Huffman	72	Retired Educator	Director	2018	1993

H. Edward Rigel	80	Farmer, Rigel Farms, Inc.	Director	2000	1979

David P. Roach	72	Vice-President and General Manager for First Family Broadcasting of Ohio(3)	Director	2001	1997

Daniel W. Schutt	75	Retired Banker(4)	Director and Chairman	2005	2005

R. Steven Unverferth	70	Chairman, Unverferth Manufacturing Company, Inc.	Director	2005	1993

Brian D. Young	56	President and Chief Executive Officer of United Bancshares(5)	Director, President and CEO	2012	2008

(1)	Except as otherwise indicated in this Proxy Statement, each nominee has held the occupation identified for at least five years preceding the date of this Proxy Statement.
(2)
Indicates year first elected or appointed to the Board of Directors of The Union Bank Company, a subsidiary of United Bancshares, or either of its former affiliate banks, Bank of Leipsic or the Citizens Bank of Delphos.

(3)	Mr. Roach previously served as a Manager at Maverick Media Radio Stations of Ohio.
(4)	Mr. Schutt is now retired. Mr. Schutt has served as Vice Chairman of United Bancshares since April of 2015 and Chairman since 2018.
(5)	Mr. Young is the current President and Chief Executive Officer of United Bancshares and has served in such capacity since August 2012.

The Board of Directors has set the size of the Board at seven directors. In the future, should the Board of Directors determine that additional new members would be beneficial to the Corporation, it will take action to increase the size of the Board and work with the Nominating Committee to find suitable candidates for placement on the Board.

Director Qualifications

Robert L. Benroth is a current director of United Bancshares and The Union Bank Company. He currently serves as Auditor and Chief Financial Officer for Putnam County. Mr. Benroth joined the Board of The Union Bank Company in 2001 and the Board of United Bancshares in 2003. He serves as Chairman of the Audit Committee, and is a member of the Nominating Committee and the Employee Stock Purchase Plan Committee. Mr. Benroth is a past member of the Accountancy Board of Ohio.

Mr. Benroth brings to the Board a breadth of relevant experience in accounting and financial matters and serves as the Board’s “Audit Committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. Further, Mr. Benroth brings to the Board an institutional knowledge of The Union Bank Company due to his extensive tenure as a member of its Board.

Herbert H. Huffman is a current director of United Bancshares and The Union Bank Company. He joined the Board of The Union Bank in 1993 and the Board of United Bancshares in 2018. Mr. Huffman is a retired educator who spent 35 years in the Ottawa-Glandorf school system. He earned a Bachelor’s degree from the University of Findlay and a Master’s degree from the University of Dayton. Mr. Huffman brings to the Board extensive knowledge of the Bank and the United Bancshares as well as many of the communities in which the Bank operates. Mr. Huffman is a member of the Compensation Committee and Audit Committee.

H. Edward Rigel is currently a director of United Bancshares and a director of The Union Bank Company. He joined the Board of the Bank of Leipsic in 1979 (and, subsequent to the acquisition of the Bank of Leipsic by The Union Bank Company, the Board of The Union Bank Company in 2000) and the Board of United Bancshares in 2000. He is also President of Rigel Farms, Inc., a role that he has occupied since 1979. Mr. Rigel serves as Chairman of the Nominating Committee and is a member of the Audit Committee.

Mr. Rigel’s executive and management experience have equipped him to contribute to the Board’s oversight of the Corporation’s management and business activities. He also brings to the Board an institutional knowledge of the Bank of Leipsic, The Union Bank Company and United Bancshares due to his extensive tenures on those respective Boards.

David P. Roach is currently a director of United Bancshares and a director of The Union Bank Company. He joined the Board of the Citizens Bank of Delphos in 1997 (and, subsequent to the acquisition of the Citizens Bank of Delphos by The Union Bank Company, the Board of The Union Bank Company in 2001) and the Board of United Bancshares in 2001. He is currently the Vice-President and General Manager for First Family Broadcasting of Ohio. Mr. Roach is a member of the Compensation Committee and the Nominating Committee.

Mr. Roach’s extensive executive and management experience have equipped him to contribute to the Board’s oversight of management and business activities. Further, Mr. Roach brings relevant experience and an institutional knowledge of the Corporation developed through his long tenure on the Citizens Bank of Delphos, The Union Bank Company and United Bancshares Boards.

Daniel W. Schutt is currently a director and has served in that capacity for The Union Bank Company and United Bancshares since 2005. Mr. Schutt has also served as Vice Chairman of United Bancshares since April of 2015 and has served as Chairman of United Bancshares since April of 2018. Mr. Schutt formerly served as President and Chief Executive Officer of United Bancshares from January 2005 until his retirement in July 2012. He also served as President of The Union Bank Company from January 2005 to March 2010 and as its Chief Executive Officer and Chairman from January 2005 until his retirement from those roles in July 2012. Mr. Schutt is a member of the Nominating Committee and Compensation Committee.

Mr. Schutt brings valuable insight and industry knowledge to the Board with over 40 years of experience, including over 25 years of experience as an executive, within the banking industry. During his tenure as past President and Chief Executive Officer, Mr. Schutt has developed unique insights into the business activities of the Corporation and its subsidiaries and provides a wealth of institutional knowledge to the Board.

R. Steven Unverferth is currently a director of United Bancshares and The Union Bank Company. He is also the current Chairman and former President of Unverferth Manufacturing Company, Inc., a large agricultural equipment manufacturer. Mr. Unverferth became affiliated with the Board of The Union Bank Company in 1993 and joined the Board of United Bancshares in 2005. Mr. Unverferth serves as the Chairman of the Compensation Committee and is a member of the Audit Committee.

Mr. Unverferth brings to the Board an extensive executive management and agricultural experience which equip him to contribute to the Board’s oversight of the Corporation’s management and business activities. Further, Mr. Unverferth brings to the Board an institutional knowledge of The Union Bank Company due to his extensive tenure as a member of its Board.

Brian D. Young is currently a director and the President and Chief Executive Officer of United Bancshares and The Union Bank Company. Mr. Young has been a director of The Union Bank Company since 2008 and of United Bancshares since 2012.

Mr. Young brings to the Board extensive experience in all aspects of the bank operations and management. Having served in numerous roles at The Union Bank Company and United Bancshares over the past 18 years, Mr. Young provides invaluable insight and institutional knowledge and provides the Board information as to the operations of the Corporation and its subsidiaries, identifying near- and long-term challenges and opportunities for the Corporation.

EXECUTIVE OFFICERS

The following table identifies each of the current executive officers of United Bancshares.

Name	Age	Principal Occupation	Positions Held with United Bancshares	Director of United Bancshares Since	Director of The Union Bank Company Since

Denise Giesige	55	Secretary of United Bancshares(1)	Secretary	N/A	N/A

Klint D. Manz	39	Chief Financial Officer(2)	CFO	N/A	N/A

Brian D. Young	56	President and Chief Executive Officer of United Bancshares	Director, President and CEO	2012	2008

(1)
Ms. Giesige was appointed the Secretary of United Bancshares and Human Resource Manager of The Union Bank Company on September 5, 2022. Prior to this appointment, Ms. Giesige served as the interim Secretary since July 19, 2022, and as Human Resource Specialist for The Union Bank Company since January 14, 2022. Ms. Giesige has been with the Company for 21 years.

(2)
Mr. Manz was appointed the Chief Financial Officer on July 19, 2022.  Prior to this appointment, Mr. Manz served at The Union Bank Company as the Chief Lending Officer since January 1, 2021, and the Loan Product Manager since December 2, 2019.  Mr. Manz has maintained his role as the Chief Lending Officer.  Prior to this time Mr. Manz served as Assistant Controller, Profitability Account Manager and Commercial/Agriculture Lender with a bank with assets in excess of $3 billion.

CORPORATE GOVERNANCE

Board of Directors Meetings

The Board of Directors met 12 times during the fiscal year ended December 31, 2022, and each director attended at least 75% of the combined total of meetings of the Board of Directors and meetings of each committee on which such director served during 2022. United Bancshares encourages its directors to attend its Annual Meetings of Shareholders. However, one director was not able to attend the 2022 Annual Meeting of Shareholders. All of the directors of United Bancshares also serve as directors of United Bancshares’ depository subsidiary, The Union Bank Company. Independent members of the Board of Directors of the Corporation meet in executive session without management present, and are scheduled to do so at least two times per year. The Board of Directors has designated Daniel W. Schutt as the presiding director for these meetings.

Board Leadership Structure and Risk Oversight

The Chairman of the Board is an outside director and presides at meetings of the Board. The Chairman is appointed on an annual basis by at least a majority vote of the remaining directors. Currently, the offices of Chairman of the Board and Chief Executive Officer are separated. Such separation enables the Chairman to devote his time to managing the Board and the Chief Executive Officer to focus on the operations of the Corporation. The Corporation has no fixed policy with respect to separation of the offices of the Chairman of the Board and Chief Executive Officer, and the Board believes it is in the best interests of the Corporation and its shareholders to review the leadership structure from time to time.

The Board of Directors is responsible for consideration and oversight of risks facing the Corporation, and is responsible for ensuring that material risks are identified and managed appropriately. Several oversight functions are delegated to committees of the Board with such committees regularly reporting to the full Board the results of their respective oversight activities. As part of this process, the Board reviews management’s risk-assessment process and periodically reviews the most important enterprise risks to ensure that compensation programs do not encourage excessive risk-taking. Additional review or reporting on enterprise risks is conducted as needed or as requested by the Board or a Board committee.

Shareholder Communications

Our shareholders may communicate directly with the members of the Board of Directors or the individual chairman of standing committees of the Board of Directors by writing directly to those individuals at the following address: 105 Progressive Drive, Columbus Grove, Ohio 45830. The Corporation’s general policy is to forward, and not to intentionally screen, any mail received at the Corporation’s corporate office that is sent directly to members of the Corporation’s Board of Directors.

Hedging Practices

The Corporation has not adopted any practice or policies regarding the ability of directors or employees (including officers), or their designees, to purchase financial instruments, or otherwise engage in transactions, that are designed to hedge or offset any decrease in the market value of the Company’s stock held by such insiders.

COMMITTEES OF THE BOARD OF DIRECTORS

Nominating Committee

The Corporation has a Nominating Committee, the members of which are H. Edward Rigel (Chairman), Robert L. Benroth, David P. Roach and Daniel W. Schutt. Each member of the Nominating Committee is independent within the meaning of applicable NASDAQ Rules. The Nominating Committee, which was formed in 2003, is responsible for reviewing the qualifications of potential candidates for the Board of Directors, including those potential candidates submitted by shareholders. In addition, the Nominating Committee recommends to the Board of Directors candidates for election as directors at the Annual Meeting of Shareholders and candidates to fill vacancies on the Board of Directors. United Bancshares does not have a formal policy regarding consideration of such recommendations; however, any recommendations received from shareholders will be evaluated in the same manner that potential nominees suggested by the Board of Directors are evaluated, as described below. Shareholders may send director nomination recommendations to the Secretary of the Corporation at 105 Progressive Drive, Columbus Grove, Ohio 45830. In addition, any shareholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors by following the procedures outlined in the Corporation’s Code of Regulations.

The Nominating Committee of our Board of Directors considers candidates to fill new directorships created by expansion and vacancies that may occur and makes recommendations to the Board of Directors with respect to such candidates. The Board has not adopted a policy with respect to minimum qualifications for directors, rather the Nominating Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent shareholder interests. It is a policy of the Nominating Committee that candidates for director possess the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and have skills and expertise appropriate for the Corporation and serving the long-term interest of the Corporation’s shareholders. The committee, in making its nominations, considers all relevant qualifications of candidates for board membership, including, among other things, factors such as an individual’s business experience, industry knowledge and experience, financial background, breadth of knowledge about issues affecting the Corporation, public company experience, bank and other regulatory experience, diversity, current employment and other board memberships, and whether the candidate will be independent under the listing standards of the NASDAQ Global Select Market. In some cases, the Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific Board needs that arise from time to time. In the case of incumbent directors whose terms of office are set to expire, the committee also reviews such director’s overall service to the Corporation during his or her term and any relationships and transactions that might impair such director’s independence.

While the Corporation does not have a formal diversity policy for Board membership, the Board seeks directors who represent a mix of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions. The Nominating Committee considers, among other factors, diversity with respect to viewpoint, skills, experience and community involvement in its evaluation of candidates for Board membership. Such diversity considerations are discussed by the Nominating Committee in connection with the general qualifications of each potential nominee.

The Nominating Committee’s process for identifying and evaluating nominees is as follows: (1) in the case of incumbent directors whose terms of office are set to expire, the Nominating Committee reviews such directors’ overall service to the Corporation during their term, including the number of meetings attended, level of participation, quality of performance, and any related party transactions with the Corporation during the applicable time period; and (2) in the case of new director candidates, the Nominating Committee first conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors. The Nominating Committee may conduct an interview of a possible candidate and then meet to discuss and consider such candidate’s qualifications, including whether the nominee is independent for purposes of the NASDAQ Rules. It then selects a candidate for recommendation to the Board of Directors by majority vote. In seeking potential nominees, the Nominating Committee uses its network of contacts and those who have expressed interest to compile a list of potential candidates. To date, the Nominating Committee has not paid a fee to any third party to assist in the process of identifying or evaluating director candidates.

The Nominating Committee meets as many times as necessary to determine the nominees for the Board of Directors for the next Annual Meeting. The Nominating Committee met a total of two times during the fiscal year ended December 31, 2022. The Nominating Committee has adopted a written charter which may be found on the Corporation’s website at http://ir.theubank.com.

Compensation Committee

United Bancshares has a Compensation Committee, the members of which are Herbert H. Huffman, David P. Roach, Daniel W. Schutt and R. Steven Unverferth (Chairman). Each member of the Compensation Committee is independent within the meaning of applicable NASDAQ Rules and all are non-employee directors within the meaning of Section 162 of the Internal Revenue Code and Rule 16b-3 under the Exchange Act. In determining the independence of Compensation Committee members, the Board of Directors considers the source and amount of compensation received by the members and whether the member is affiliated with the Corporation or its subsidiary. The Compensation Committee is responsible for reviewing the compensation, performance and retention related issues with respect to the executive officers of United Bancshares. A written charter for the Compensation Committee was adopted on February 18, 2014, as required by NASDAQ Rule 5605(d)(1), which may be found on the Corporation’s website at http://ir.theubank.com. The Compensation Committee met two times during 2022.

The Compensation Committee of the Board of Directors is responsible for developing recommendations with respect to the compensation to be paid to the Corporation’s executive officers and for the performance review of the Chief Executive Officer as well as developing the executive compensation principles, policies and programs for all of our executive officers. In establishing the final compensation for the named executive officers, the Compensation Committee proposes the compensation amounts to the Board of Directors, which makes any necessary changes to the compensation and gives final approval of the compensation. The Compensation Committee has the sole authority to engage the services of any compensation consultant or advisor. The corporation did not engage any such consultant or advisor with respect to compensation in 2022. Brian D. Young, the Corporation’s Chief Executive Officer, participated with respect to compensation decisions concerning other executive officers of the Corporation for 2022, but did not participate with respect to any determinations regarding his own compensation.

Audit Committee

The Corporation has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, the members of which are R. Steven Unverferth, H. Edward Rigel, Herbert H. Huffman and Robert L. Benroth (Chairman). The Audit Committee was created and a written charter for the Audit Committee was adopted on August 8, 2000, and amended on February 15, 2005. All of the members of the Audit Committee are (i) independent directors as defined in NASDAQ Rule 5605(a)(2); (ii) meet the criteria for independence set forth in Rule 10A(m)(3) of the Securities Exchange Act of 1934; and (iii) have not participated in the preparation of the financial statements of the Corporation or any current subsidiary of the Corporation at any time during the past three years. The Board of Directors has determined that Robert L. Benroth is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee has the sole authority to retain and dismiss the independent auditors and reviews their performance and independence with management. The primary functions of the Audit Committee are to oversee: (i) the audit of the financial statements of the Corporation provided to the SEC, the Corporation’s shareholders and to the general public; (ii) the Corporation’s internal financial and accounting controls and processes; and (iii) the independent audit process. The Audit Committee met a total of six times during the fiscal year ended December 31, 2022. A copy of the Audit Committee Charter may be found on the Corporation’s website at http://ir.theubank.com.

AUDIT COMMITTEE REPORT

The Audit Committee has (i) reviewed and discussed our audited financial statements for 2022 with our management: (ii) discussed with our independent registered public accounting firm the matters required to be discussed by the applicable requirements of the PCAOB and the Commission, (iii) received the written disclosures and the letter from our independent registered public accounting firm required by the applicable requirements of the PCAOB regarding the independent accountant's communications with the Audit Committee concerning independence; and (iv) has discussed with our independent registered public accounting firm its independence. Based on the review and discussions with management and our independent registered public accounting firm referred to above, the Audit Committee recommended to the board that the audited financial statements be included in our annual report on Form 10-K for the fiscal year ended December 31, 2022, and filed with the Securities and Exchange Commission.

Audit Committee
R. Steven Unverferth
H. Edward Rigel
Herbert H. Huffman
Robert L. Benroth, Chairman
DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Securities Exchange Act of 1934 requires United Bancshares’ officers and directors and persons who own more than 10% of a registered class of the Corporation’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required to furnish United Bancshares with copies of all Section 16(a) forms they file. Except as otherwise indicated below, and based solely on review of the copies of such forms filed electronically with the Commission, or written representations from certain reporting persons that no additional reports were required, the Corporation believes that during 2022 all Section 16(a) filing requirements applicable to its officers and directors were met.

On February 17, 2004, the Corporation adopted a Code of Ethics that is applicable to the Corporation’s Chief Executive Officer, Chief Financial Officer, and other Senior Officers. The Board of Directors reviews the Code of Ethics annually with the most recent review performed in November 2022. A copy of the Code of Ethics is available on the Corporation’s website at https://www.theubank.com.

Item 11.	Executive Compensation

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following table sets forth the compensation paid by United Bancshares on a consolidated basis to its Principal Executive Officer, its Principal Financial Officer and its most highly compensated executives (the “named executive officers”). There were no other named executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2022.

Name and Principal Position	Year	Salary($) (i)	Bonus($) (ii)	Option Awards ($)(1) (iii)	Non-Equity Incentive Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($) (iv) (v)		Total($)
Brian D. Young, President and Chief Executive Officer of United Bancshares	2022	$395,000	$90,000	$95,000	N/A	N/A	$72,254	(2)	$652,254
	2021	$371,125	$95,000	$90,563	N/A	N/A	$68,047	(3)	$624,735
	2020	$355,183	$60,000	$87,500	N/A	N/A	$64,969	(4)	$567,652
Klint D. Manz (5), Chief Financial Officer of United Bancshares	2022	$171,250	$45,150	$24,375	N/A	N/A	$19,720	(6)	$260,495
	2021	$157,904	$40,150	$23,250	N/A	N/A	$18,010	(7)	$239,314
	2020	$98,077	$5,150	N/A	N/A	N/A	$9,469	(8)	$112,696

(1)
Amounts reflect the grant date fair value of stock options as calculated pursuant to FASB ASC Topic 718. See Note 20 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, regarding assumptions underlying valuation of equity awards.

(2)
Includes $9,150 of discretionary contributions to the Corporation’s Employee Stock Ownership Plan, pursuant to the grant by the Board of Directors to all employees during 2022, $18,300 of matching contributions pursuant to the terms of the Employee Stock Ownership Plan, and an accrual of $44,560 in connection with the officer’s defined benefit Salary Continuation Agreement, and $244 for life insurance premiums paid for the benefit of the officer.

(3)
Includes $8,700 of discretionary contributions to the Corporation’s Employee Stock Ownership Plan, pursuant to the grant by the Board of Directors to all employees during 2021, $17,400 of matching contributions pursuant to the terms of the Employee Stock Ownership Plan, and an accrual of $41,762 in connection with the officer’s defined benefit Salary Continuation Agreement, and $185 for life insurance premiums paid for the benefit of the officer.

(4)
Includes $8,550 of discretionary contributions to the Corporation’s Employee Stock Ownership Plan, pursuant to the grant by the Board of Directors to all employees during 2020, $17,100 of matching contributions pursuant to the terms of the Employee Stock Ownership Plan, and an accrual of $39,141 in connection with the officer’s defined benefit Salary Continuation Agreement, and $178 for life insurance premiums paid for the benefit of the officer.

(5)	Mr. Manz became Chief Lending Officer of The Union Bank Company on January 1, 2021, and the Chief Financial Officer of United Bancshares on July 19, 2022.
(6)
Includes $6,492 of discretionary contributions to the Corporation’s Employee Stock Ownership Plan, pursuant to the grant by the Board of Directors to all employees during 2022, and $12,984 of matching contributions pursuant to the terms of the Employee Stock Ownership Plan, and $244 for life insurance premiums paid for the benefit of the officer.

(7)
Includes $5,942 of discretionary contributions to the Corporation’s Employee Stock Ownership Plan, pursuant to the grant by the Board of Directors to all employees during 2021, and $11,883 of matching contributions pursuant to the terms of the Employee Stock Ownership Plan, and $185 for life insurance premiums paid for the benefit of the officer.

(8)
Includes $3,097 of discretionary contributions to the Corporation’s Employee Stock Ownership Plan, pursuant to the grant by the Board of Directors to all employees during 2020, and $6,194 of matching contributions pursuant to the terms of the Employee Stock Ownership Plan, and $178 for life insurance premiums paid for the benefit of the officer.

The total compensation package of named executive officers of the Corporation includes (i) base salary, (ii) discretionary annual cash bonuses, (iii) stock option awards, (iv) compensation that has been accrued under the Corporation’s defined benefit Salary Continuation Agreement with Mr. Young, and (v) discretionary and matching contributions to the Corporation’s Employee Stock Ownership Plan for the executives’ benefit.

The Corporation has accrued a total of $343,371 through December 31, 2022, related to Mr. Young’s Amended and Restated Salary Continuation Agreement executed on August 1, 2012. The amount has not been funded and Mr. Young is fully vested in such amount, except in connection with certain terminations for cause. Mr. Young’s Salary Continuation Agreement is more fully described in the “Potential Payments on Termination or Change in Control” section below. Named executive officers also receive other employee benefits generally available to all employees of the Corporation, including participation in medical plans, the Employee Stock Ownership Plans, and the Employee Stock Purchase Plan.

Mr. Young has entered into agreements with the Corporation which provide for certain termination payments, which agreements are more fully described in the “Potential Payments on Termination or Change in Control” section below.

Terms of Stock Option Awards. All of the stock option awards listed in the above table vest annually in three equal installments over a three-year period beginning on the first anniversary of the grant date, provided, however, that the respective grantee remains employed through the applicable vesting date. Upon a change of control of the Company as defined in the 2016 Stock Option Plan, 100% of the unvested options will vest if at any time during the three months prior to the effective date of any change of control to the first anniversary of such change of control: (a) the grantee’s employment is terminated for any reason other than cause, or (b) the grantee terminates employment voluntarily for good reason.

The following table summarizes, as of the end of fiscal year 2022 for each of the named executive officers, information concerning unexercised options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Brian D. Young	9,911	0	$23.30	8/24/28	(1)
	10,940	0	$22.97	6/18/29	(2)
	12,203	6,102	$16.67	7/21/30	(3)
	2,697	5,396	$34.60	7/30/31	(4)
	0	13,669	$23.10	8/16/32	(5)
Klint D. Manz	692	1,386	$34.60	7/30/31	(4)
	0	3,507	$23.10	8/16/32	(5)
Denise E. Giesige	N/A	N/A	N/A	N/A

(1)	The options vest over three years on the anniversary date of issuance, at a rate of 33.33% per year (33.34% in the final year), beginning on August 24, 2019.

(2)	The options vest over three years on the anniversary date of issuance, at a rate of 33.33% per year (33.34% in the final year), beginning on June 18, 2020.
(3)	The options vest over three years on the anniversary date of issuance, at a rate of 33.33% per year (33.34% in the final year), beginning on July 21, 2021.
(4)	The options vest over three years on the anniversary date of issuance, at a rate of 33.33% per year (33.34% in the final year), beginning on July 30, 2022.
(5)	The options vest over three years on the anniversary date of issuance, at a rate of 33.33% per year (33.34% in the final year), beginning on August 16, 2023.

Potential Payments upon Retirement Termination or Change in Control

The Union Bank Company sponsors certain non-qualified supplemental retirement plans for the benefit of certain individuals designated by the Board of Directors of The Union Bank Company. The supplemental retirement plans, in the form of Salary Continuation Agreements, provide eligible individuals with a defined benefit supplemental retirement benefit, the amount of which is based upon the individual’s years of service with The Union Bank Company. Benefits under the supplemental income plan become payable when the designated individual’s employment terminates with The Union Bank Company due to normal retirement, early retirement, death or disability. Currently, Mr. Young participates in the plan. The formula by which benefits are determined is based upon age, years of service, age at retirement and actuarially determined variables. Under Mr. Young’s plan, his retirement benefit, if he retires at age 60, will be a lump sum distribution of approximately $529,000. The accrued value under this plan for the benefit of Mr. Young was $343,371 as of December 31, 2022.

The Chief Executive Officer’s Amended and Restated Salary Continuation Agreement and Change in Control Agreement provide for payments and/or vesting of benefits under certain circumstances in connection with termination of employment and a change in control. The triggering events for payments and vesting of benefits in the various agreements and plans are relatively common for agreements and plans of this nature, and are designed to provide for fair treatment of the participants under the various circumstances and to reasonably reward the participants for their loyalty and commitment to the Corporation. The following section describes the potential payments and other benefits that would have been received by each named executive if there had been a change in control or other termination of their employment with the Corporation on the last day of 2022.

While the definition of change in control varies among our various agreements and plans, in general a “change in control” means a change in the ownership or effective control of the Corporation, or in the ownership of a substantial portion of the assets of the Corporation.

The 2016 Stock Option Plan contains a double-trigger change of control clause that accelerates vesting upon a change of control as follows: the period beginning three months prior to the effective date of any change of control of the Company and ending on the first anniversary of such a change of control, one hundred percent of the stock options granted which have been outstanding for at least six months shall vest and be exercisable by the holder in the event that (a) the holder’s status as an employee is involuntarily terminated by the Company for any reason other than cause, or (b) the holder voluntarily terminates his status as an employee as the result of a material reduction in the option holder’s duties, title, or compensation from the Company. Thus, if there was a change in control on December 31, 2022 and the named executive officers were terminated or experienced material reductions in their duties, all of the ownership incentives held by the named executive officers for longer than six months would vest.

Brian D. Young

Under the terms of Mr. Young’s change in control agreement executed with the Corporation on July 18, 2006, if Mr. Young’s employment terminated in connection with a change in control at the end of 2022, Mr. Young would have been entitled to the lesser of 2.5 times his base salary at the date of the change of control, or one dollar less than the largest amount that could be paid to him without the payment qualifying as a “parachute payment” under Section 280G(b)(2)(A) of the Internal Revenue Code of 1986, as amended. In addition, if Mr. Young was terminated without cause or resigned as of the end of the year, other than in connection with a change in control, due to (a) a material diminution of his duties, responsibilities, compensation or benefits, (b) a reduction in his base salary, (c) a required relocation of more than 20 miles from Columbus Grove, Ohio, or (d) a disagreement as to the strategic plan of the Corporation, Mr. Young would be entitled to the same benefits as if a change in control happened. The Corporation would also have to pay the premiums for Mr. Young’s COBRA insurance for one year following the termination.

Under Mr. Young’s Salary Continuation Agreement, in the event that Mr. Young’s employment was terminated at year end for any reason other than death or for cause, he would be entitled to the entire amount accrued under his agreement as of that date, or $343,371.

In the event that Mr. Young’s employment with the Corporation terminated due to death at the end of 2022, his beneficiaries would be entitled to a payment of the full retirement benefit payable under the Salary Continuation Agreement, which is approximately $529,000. In the event that Mr. Young was terminated at year end for cause, as defined under the agreement, he would be entitled to no benefit payments under the agreement.

Compensation of the Directors

The following table contains information concerning the compensation earned in 2021 by the Corporation’s directors.

Director Compensation

Name	Fees Earned or Paid in Cash ($)		Total ($)
Robert L. Benroth	$37,050	(1)	$37,050
Herbert H. Huffman	$30,600	(2)	$30,600
H. Edward Rigel	$31,900	(3)	$31,900
David P. Roach	$30,900	(4)	$30,900
Daniel W. Schutt	$42,900	(5)	$42,900
R. Steven Unverferth	$31,750	(6)	$31,750
Brian D. Young (7)	N/A		N/A

(1)
Constitutes $15,000 in compensation for service on the Board of Directors of the Corporation, $6,000 in compensation for service as Chairman of the Audit Committee, $15,000 in compensation for service on the Board of Directors of The Union Bank Company, and $1,050 in compensation for service on the Board Credit Committee of The Union Bank Company.

(2)
Constitutes $15,000 in compensation for service on the Board of Directors of the Corporation, $15,000 in compensation for service on the Board of Directors of The Union Bank Company, and $600 in compensation for service on the Board Credit Committee of The Union Bank Company.

(3)
Constitutes $15,000 in compensation for service on the Board of Directors of the Corporation, $1,000 in compensation for service as Chairman of the Nominating Committee, $15,000 in compensation for service on the Board of Directors of The Union Bank Company, and $900 in compensation for service on the Board Credit Committee of The Union Bank Company.

(4)
Constitutes $15,000 in compensation for service on the Board of Directors of the Corporation, $15,000 in compensation for service on the Board of Directors of The Union Bank Company and $900 in compensation for service on the Board Credit Committee of The Union Bank Company.

(5)
Constitutes $15,000 in compensation for service on the Board of Directors of the Corporation, $12,000 in compensation for service as Chairman of the Board, $15,000 in compensation for service on the Board of Directors of The Union Bank Company, and $900 in compensation for service on the Board Credit Committee of The Union Bank Company.

(6)
Constitutes $15,000 in compensation for service on the Board of Directors of the Corporation, $1,000 in compensation for service as Chairman of the Compensation Committee, $15,000 in compensation for service on the Board of Directors of The Union Bank Company, and $750 in compensation for service on the Board Credit Committee of The Union Bank Company.

(7)	Mr. Young receives no compensation related to his capacity as a director of United Bancshares and The Union Bank Company.

The Corporation’s directors receive up to $15,000 annual compensation for their service on the Board of Directors of United Bancshares and up to $15,000 for their service on the Board of Directors of the Corporation’s wholly owned subsidiary The Union Bank Company. Additionally, the Chairman of the Board receives $12,000, the Chairman of the Audit Committee receives up to $6,000, the Chairman of the Nominating Committee receives up to $1,000, and the Chairman of the Compensation Committee receives up to $1,000 for their service in these positions. Finally, members of The Union Bank Company’s Board Credit Committee, receive up to $150 per meeting for their service. Inside directors are not compensated for their services as directors beyond their salaries received from United Bancshares or its subsidiaries.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Under Rule 13(d) of the Securities Exchange Act of 1934, a beneficial owner of a security is any person who directly or indirectly has or shares voting power or investment power over such security. Such beneficial owner under this definition need not enjoy the economic benefit of such securities. The shareholders identified in the following table are deemed to be beneficial owners of 5% or more of the common stock of United Bancshares as of December 31, 2022. The Corporation is not aware of any other shareholder beneficially owning 5% or more of the Corporation’s common stock.

Title of Class	Name and Address of Beneficial Owner	Numbers of Shares Beneficially Owned	Percent of Class
Common	Joe S. Edwards, Jr. 2626 Shoreline Drive Lima, Ohio 45805	185,101 (1)	5.87%
Common	Tontine Financial Partners, L.P., 1 Sound Shore Drive, Suite 304, Greenwich, Connecticut 06830	294,327 (2)	9.33%
Common	United Bancshares, Inc. Restated Employee Stock Ownership Plan, 105 Progressive Drive Columbus Grove, Ohio 45830	346,267 (3)	10.98%

(1)	Information is based on a Schedule 13G filed by Mr. Edwards on February 1, 2018 reporting that Mr. Edwards is deemed to be the beneficial owner of in excess of 5% of the outstanding common shares.

(2)
Information is based on an amendment to Schedule 13G filed by Tontine Financial Partners, L.P. on February 11, 2022 reporting that it is deemed to be the beneficial owner of in excess of 5% of the outstanding common shares. Tontine Financial Partners, L.P. reported that it has shared voting power with respect to 294,327 common shares along with Tontine Management, L.L.C. and Jeffrey L. Gendell.

(3)
As of December 31, 2022, 332,167 shares have been allocated to the accounts of participating employees and 14,100 shares were unallocated. The ESOP trustees vote all allocated shares in accordance with the instructions of the participating employees. Unallocated shares and shares for which no instructions have been received are voted by the trustees in accordance with the Plan document and applicable ERISA requirements.  The Trustees disclaim beneficial ownership of the shares attributed to the Trustees in their capacity as Trustees of the ESOP.

The following table sets forth, as of February 28, 2023, the ownership of common stock by management of United Bancshares, including: (i) the common stock beneficially owned by each director, nominee for director and executive officer of United Bancshares; and (ii) the common stock beneficially owned by all officers, directors and nominees as a group. The number of shares listed for each person includes shares held in the name of spouses, minor children, certain relatives, trusts or estates whose share ownership under the beneficial ownership rules of the Securities and Exchange Commission (the “SEC”) is to be aggregated with that of the director or officer whose share ownership is shown.

Name	Position	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding(1)
Robert L. Benroth	Director	10,884(2)	0.35%
Denise E. Geisige	Secretary	955(3)	0.03%
Herbert H. Huffman	Director	34,433	1.10%
Klint D. Manz	Chief Financial Officer	1,938(4)	0.06%
H. Edward Rigel	Director	32,325(5)	1.03%
David P. Roach	Director	6,712	0.21%
Daniel W. Schutt	Director and Chairman	22,150	0.71%
R. Steven Unverferth	Director	5,532	0.18%
Brian D. Young	Director, President, and CEO	36,824(6)	1.17%
All directors, nominees, and officers as a group (9 persons)		151,753	4.84%

(1)	Reflects percentage ownership of the respective individuals based on 3,135,843 common shares outstanding on February 28, 2023
(2)	Includes 3,000 shares held jointly with Mr. Benroth’s brother.
(3)	Includes 384 shares allocated to Ms. Giesige under the Corporation’s Employee Stock Ownership Plan.
(4)	Includes 1,502 shares allocated to Mr. Manz under the Corporation’s Employee Stock Ownership Plan.
(5)	Includes 16,135 shares held in a trust of which Mr. Rigel is a co-trustee.
(6)	Includes 29,984 shares allocated to Mr. Young under the Corporation’s Employee Stock Ownership Plan.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	143,178	$22.71	-
Equity compensation plans not approved by security holders	-	-	-
Total	143,178	$22.71	-

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Board of Directors Independence, Certain Relationships and Related Transactions

Each year, the Board of Directors reviews the relationships that each director has with the Corporation and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable NASDAQ Stock Market, LLC (“NASDAQ”) Rules and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director are considered to be independent directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with the Corporation and its competitors, suppliers and customers; their relationships with management and other directors; the relationships their current and former employers have with the Corporation; and the relationships between the Corporation and other companies of which the Corporation’s Board members are directors or executive officers. After evaluating these factors, the Board of Directors has determined that all of the directors, with the exception of Brian D. Young, are independent directors of the Corporation within the meaning of applicable NASDAQ Rules.

Except for the general banking transactions described below, no Related Parties engaged in any transaction with the Corporation during 2021 in which the amount involved exceeded $120,000. In the ordinary course of conducting its business, United Bancshares, for itself or through its banking subsidiary, may engage in transactions with the employees, directors and managers of United Bancshares and The Union Bank Company which may include, but not be limited to, loans. The Corporation intends to continue to engage in the lending of money through its subsidiary bank to its related parties. All loans to such persons (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) did not involve more than a normal risk of collectability or present other unfavorable features.

The Corporation’s Amended Code of Ethics requires that all related party transactions be pre-approved by the Corporation’s Audit Committee. Exemptions from that pre-approval requirement are routine banking transactions, including deposit and loan transactions, between our subsidiary and any related party that are made in compliance with, and subject to the approvals required by, all federal and state banking regulations. In making a determination to approve a related party transaction the Audit Committee will take into account, among other factors it deems appropriate, whether the proposed transaction is on terms no less favorable to the Company than those generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the proposed transaction.

To the knowledge of United Bancshares, no director, officer or affiliate of the Corporation, owner of record or beneficially of more than 5% of the Corporation’s common stock, or any associate of any such director, officer, affiliate of the Corporation or security holder, is an adverse party to the Corporation or its subsidiary in any litigation matter or other claim or otherwise has a material interest that is adverse to the Corporation or its subsidiary. There are no family relationships among any of the directors, nominees for election as directors and executive officers of the Corporation. Nor has any director served in the prior five-year period on the board of directors of any other public company.

Item 14.	Principal Accounting Fees and Services

INDEPENDENT PUBLIC ACCOUNTANTS

The principal accountant selected by the Board of Directors for the current year is CliftonLarsonAllen LLP, One Seagate Center, Suite 2650, Toledo, Ohio 43604. A representative of the principal accountant will be present at the Annual Meeting, will have the opportunity to make a statement if he/she desires to do so and will be available to respond to appropriate questions.

Audit Fees

The aggregate fees billed by CliftonLarsonAllen LLP for professional services rendered for the annual audit of the Corporation’s consolidated financial statements for the 2022 and 2021 fiscal years and the reviews of the consolidated financial statements included in the Corporation’s Quarterly Reports on Form 10-Q were $254,779 in 2022 and $185,393 in 2021.

Audit-Related Fees

The aggregate fees billed by CliftonLarsonAllen LLP for assurance and related services that are reasonably related to the performance of the audit of the Corporation’s financial statements and not reported under “Audit Fees” were $27,693 in 2022 and $21,600 in 2021. The services for the fees disclosed under this category relate to the audit of the Corporation’s ESOP benefit plan in 2022 and 2021.

Tax Fees

There were no aggregate fees billed by CliftonLarsonAllen LLP for professional services rendered for tax services, including any tax compliance, tax advice, and tax planning in 2022 and 2021.

All Other Fees

There were no other fees billed by CliftonLarsonAllen, LLP in 2022 and 2021.

As required by the Sarbanes-Oxley Act of 2002, the Audit Committee is responsible for the approval of all audit and permitted non-audit services performed by the independent public accountants for the Corporation. The entire Audit Committee is responsible for deciding to engage its independent auditor, and determines whether to approve all audit and permitted non-audit services performed by the independent accountants. As such, no other pre-approval policies or procedures are currently in place. The Audit Committee approved 100% of the audit services performed by CliftonLarsonAllen LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements (and reports thereon) are set forth on pages 16 through 64 of the Corporation’s 2022 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2022 and 2021
Consolidated Statements of Income - Years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive (Loss) Income - Years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows - Years ended December 31, 2022, 2021, and 2020
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the notes thereto.

(a)(3) Exhibits

The following exhibits are filed with or incorporated by reference (in accordance with Item 601 of SEC Regulation S-K) in this filing:

Exhibit No.

3.1	Articles of Incorporation	(1)
3.2	Regulations	(1)
4	Description of Registrant's Common Stock	(6)
10.1	Preferred Trust Securities, Placement and Debenture agreements	(2)
10.2	Agreement – Brian D. Young	(3)
10.3	Salary Continuation Agreement - Brian D. Young	(6)
10.4	Salary Continuation Agreement – Heather M. Oatman	(4)
10.5	2016 Stock Option Plan	(5)
10.6	Form of Award Agreement under the 2016 Stock Option Plan	(6)
13	2022 Annual Report to Shareholders
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) CEO/Interim CFO's Certification
31.2	Rule 13a-14(a)/15d-14(a) CEO/Interim CFO's Certification
32.1	Section 1350 CEO/Interim CFO's Certification
32.2	Section 1350 CEO/Interim CFO's Certification

101.INS	Inline XBRL Instance Document (a)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

UNITED BANCSHARES, INC.

By:	/s/ BRIAN D. YOUNG
Brian D. Young, Chief Executive Officer

By:	/s/ Klint D. Manz
Klint D. Manz, Chief Financial Officer

Date: March 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BRIAN D. YOUNG Brian D. Young	Director	March 13, 2023

/s/ HERBERT H. HUFFMAN Herbert H. Huffman	Director	March 13, 2023

/s/ H. EDWARD RIGEL H. Edward Rigel	Director	March 13, 2023

/s/ R. STEVEN UNVERFERTH R. Steven Unverferth	Director	March 13, 2023

/s/ ROBERT L. BENROTH Robert L. Benroth	Director	March 13, 2023

/s/ DAVID P. ROACH David P. Roach	Director	March 13, 2023

/s/ DANIEL W. SCHUTT Daniel W. Schutt	Director	March 13, 2023